Form 10QSB
period 2007-07-31
Elan Development Inc
filed 2007-09-14
CIK 1401835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-QSB
(Mark One) ☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended July 31, 2007
☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period ________ to ________
COMMISSION FILE NUMBER 000-51704

                          ELAN DEVELOPMENT, INC.
                  (Exact name of small business issuer as specified in its charter)

NEVADA	Applied for
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

5316-141 Street Edmonton Alberta Canada T6H 4A2 Telephone: (780) 995-1046
(Address of principal executive offices)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2007, the Issuer had 10,025,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No x

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2007 are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Elan” mean Elan Development, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

2

ELAN DEVELOPMENT, INC.
(An Exploration Stage Company)

BALANCE SHEET

	July 31,	April 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ 54,023	$ 76,477

Total Current Assets	54,023	76,477

Total assets	$ 54,023	$ 76,477

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 3,750	$ 14,030

Total Current Liabilities	3,750	14,030

Stockholders' Equity
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
10,025,000 shares issued and outstanding	10,025	10,025
Additional paid-in capital	76,475	76,475
Deficit accumulated during the exploration stage	(36,227)	(24,053)

Total Stockholders' Equity	50,273	62,447

Total Liabilites and Stockholders' Equity	$ 54,023	$ 76,477

ELAN DEVELOPMENT, INC. (An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Period
	Months Ended	from December 8,
	July 31,	2006 (inception)
	2007	to July 31,
		2007

REVENUES	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	12,174	36,227

Total operating expenses	12,174	36,227

Net loss before provision for income taxes	(12,174)	(36,227)

Provision for income taxes	-	-

Net loss	(12,174)	(36,227)

Weighted average common shares outstanding -
Basic and diluted	8,499,673

Net loss per share – basic and diluted	$ (0.00)

ELAN DEVELOPMENT, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Period
	Months Ended	from December 8,
	July 31,	2006 (inception)
	2007	to July 31,
		2007
Cash Flows From Operating Activities
Net loss	$ (12,174)	$ (36,227)
Adjustments to reconcile net loss to net cash
ued in operating activities
Depreciation and Amortization	-	-
Impairment of mineral right	6,000	6,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	(10,280)	3,750

Net Cash Used In Operating Activities	(16,454)	(26,477)

Cash Flows From Investing Activities
Payment for mineral rights	(6,000)	(6,000)

Net Cash Used In Investing Activities	(6,000)	(6,000)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	86,500

Net Cash Provided By Financing Activities	-	86,500

Increase (decrease) in Cash and Cash Equivalents	(22,454)	54,023

Cash and Cash Equivalents, Beginning of Period	76,477	-

Cash and Cash Equivalents, End of Period	$ 54,023	$ 54,023

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

                                                                                         ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

NOTE 1 - NATURE OF OPERATIONS

Elan Development Inc. (the "Company") was incorporated in the State of Nevada on December 8, 2006 The Company was organized to explore mineral properties in British Columbia, Canada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2007, the Company had $54,023 in cash, working capital of $50,273, shareholders’ equity of $50,273 and accumulated net losses of $36,227 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations. The Company is not currently earning any revenues.

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2007 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2007 annual financial statements.

ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7. “Accounting and Reporting by Development Stage Enterprises”

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Elan Development Corp, a Company incorporated under the Company Act of British Columbia on March 15, 2007.  All inter-company transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Regulatory Matters

The company and its mineral property interests are subject to a variety of Canadian national and provincial regulations governing land use, health, safety and environmental matters. The company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on December 8, 2006 to April 30, 2007.

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expenses as incurred until such time as economic reserves are quantified. From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral resources equal or exceed the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. Costs related to site restoration programs will be accrued over the life of the project. To date, the Company has not established any proven reserves on its mineral properties.

ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the Statement of Financial Accounting Standards (SFAS) No. 53 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Statement of Operations.

Loss Per Share

The Company computed basic and diluted loss per share amounts for April 30, 2007 pursuant to the Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

                                                               ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Loss

Statement of Financial Accounting Standards (SFAS) No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of April 30, 2007 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Income Taxes

Income taxes are recognized in accordance with Statements of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Recent Authoritative Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal year

2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 will not materially affect its consolidated results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

FSP FAS 123(R)-5 was issued on October 10, 2006.  The FSP  provides  that instruments  that were  originally  issued  as  employee  compensation  and then  modified, and that modification is made to the terms of the instrument solely to reflect an equity  restructuring  that  occurs  when the  holders  are no longer employees, then no change in the recognition or the measurement (due to a change in  classification)  of those  instruments  will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic  value to the exercise price of the award is preserved,  that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in  contemplation  of an equity  restructuring;  and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner.  The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.  The

Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company’s future results of operations and financial condition.

NOTE 3 – MINERAL LEASES AND CLAIMS

The Company has a 100% interest in a certain mineral property in the Nicola Mining Division British Columbia, Canada, collectively referred as to the Copper Belle Property.

On April 17, 2007, the Company acquired a 100% interest in numerous claims known as the Copper Belle Property and is located in the Nicola Mining Division, British Columbia. The claims were purchased for $6,000 cash.

Because the claims have no proven mineral reserves, the amount allocated toward mineral right and claims was considered 100% impaired and written off at the date of acquisition.

NOTE 4 – STOCKHOLDERS’ EQUITY

On March 20, 2007, the Company issued 275,000 of its common shares for cash of $5,500.

On April 05, 2007, the Company issued 8,725,000 of its common shares for cash of $60,500.

On April 12, 2007, the Company issued 475,000 of its common shares for cash of $9,500.

On April 19, 2007, the Company issued 550,000 of its common shares for cash of $11,000.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”).

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in one mineral claim known as the "Copper Belle Property”, comprised of 1 claim and 16 claim units, situated in the Nicola Mining District, British Columbia, our plan of operation is to conduct mineral exploration activities on the Copper Belle Property in order to assess whether they possess commercially exploitable mineral deposits of copper, silver and gold. We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposit exists on our mineral claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits of silver and gold. See “Item 2. Management’s Discussion and Analysis or Plan of Operation – Plan of Operation.”

Acquisition of the Copper Belle Property

We purchased the Copper Belle Property in an arms-length transaction from Andrew Sostad for a cash consideration of $6,000 pursuant to our purchase agreement dated April 17th, 2007

Current State of Exploration

We have not commenced exploration of the Copper Belle Property, we anticipate commencing our phase I exploration program in September 2007or early October 2007 with completion of phase I anticipated for the end of October 2007 and is contingent upon availability of an exploration crew.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Copper Belle Property in order to assess whether the claims possess commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of silver and gold mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

. We have sufficient cash on hand to pay the costs of Phase 1, Phase II of our proposed exploration program and to fund our operations for the next twelve months. However, we will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program. We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

A decision on proceeding beyond the planned Phase II explorations will be made by assessing whether the results of Phase II are sufficiently positive to enable us to obtain the financing we will need for us to continue through additional stages of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase II.  The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage.

During this exploration stage, our president will only be devoting approximately six to eight hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all equipment needed for the exploratory work being conducted.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$14,000
Office Expenses	-
Mineral Property Exploration Expenses	18,300
TOTAL	$32,300

Our total expenditures over the next twelve months are anticipated to be approximately $32,300. Our cash on hand as of July 31, 2007 is $54,023. We do not have sufficient cash on hand to pay all the costs of Phase III of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At July 31, 2007	At April30, 2007
Current Assets	54,023	$76,477
Current Liabilities	$3,750	$14,030
Working Capital (Deficit)	$50,273	$ 62,447

Cash Flows

Three Months Ended
July 31, 2007
Cash Flows from (used in) Operating Activities	$(16,454)
Cash Flows from (used in) Investing Activities	(6,000)
Cash Flows from (used in) Financing Activities	--
Net Increase (decrease) in Cash During Period	$(22,454)

The decline in our working capital surplus at July 31, 2007 from the period ended April 30, 2007 is reflective of the current state of our business development., primarily due to the increase in our professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the decrease in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of, July 31, 2007,  we had cash on hand of $54,023. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended April 30, 2007, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $36,227 for the period from December 8, 2006 (inception) to July 31, 2007 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at July 31, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended July 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our consolidated financial statements for the year ended April 30, 2007

Exploration Stage Enterprise

Our financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as we devote substantially all of our efforts to acquiring and exploring mineral properties in British Columbia, Canada. Until such properties are acquired and developed, we will continue to prepare our financial statements and related disclosures in accordance with entities in the exploration stage.

Cost of Maintaining Mineral Properties

We do not accrue the estimated future costs of maintaining our mineral properties in good standing.

Mineral Property Acquisition Payments and Exploration Costs

We record our interest in mineral properties at cost. We expense all costs incurred on mineral properties to which we have secured exploration rights, other than acquisition costs, prior to the establishment of proven and probable reserves. If and when proven and probably reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Exploration Expenditures

We follow a policy of expensing exploration expenditures until a production decision in respect of the project and we are reasonably assured that it will receive regulatory approval to permit mining operations which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are reevaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed in the stage of commercial production will be amortized to operations through unit-of-production depletion.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project.

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $36,227 for the period from (inception) to July 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are sufficient to complete Phase 1, Phase 2, of the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of July 31, 2007, we had cash in the amount of $54,023. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on   December 8, 2006 and, to date, have been involved primarily in the acquisition of the mineral claims, obtaining a summary geological report and engaged in organizational activities.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be incurred by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of Phases II and III of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

We have no known mineral reserves and if we cannot find any we will have to cease operations

We have no mineral reserves. If we do not find a mineral reserve containing gold or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors may lose their investment. Mineral exploration, particularly for gold, is highly speculative. It involves many risks and is often non-productive. The chances of finding reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration

Access to the Copper Belle Property may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

The Copper Belle Property comprises one mineral claim comprising of 16 claim units, situated in the Nicola Mining District, British Columbia,

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. Our planned exploration program does not budget for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Because our executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail

Colleen Ewanchuk, our sole executive officer and director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our president, Colleen Ewanchuk, owns 58.54% of our outstanding common stock, investors may find that corporate decisions influenced by Ms. Ewanchuk are inconsistent with the best interests of other stockholders

Ms. Ewanchuk is our sole director and executive officer and owns 58.54 % of the outstanding shares of our common stock. Accordingly, she will have a significant influence in determining the outcome of major corporate transactions or other matters that require shareholder approval such as mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Ms. Ewanchuk may differ from the interests of the other stockholders.

We may conduct further offerings in the future in which case current shareholdings will be diluted

We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. The result of this could reduce the value of the stock of our shareholders. If we issue additional stock, shareholders’ percentage interest in us will be lower. This condition is often referred to as "dilution".

As our business assets and our directors and officers are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our directors and officers

Our Company’s business assets are located in Canada and our directors and officers are residents of Canada. Consequently, it may be difficult for United States investors to affect service of process within the United States upon our assets or our directors or officers, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S.

Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our directors and officers predicated solely upon such civil liabilities.

ITEM 3.                CONTROLS AND PROCEDURES.

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

                                                                                  13

TEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended. (1)

4.1	Form of Share subscription.(1)

10.1	Purchase Agreement dated April 17,2005 between Andrew Sostad and Elan Development, Inc.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on June 13, 2007, as amended.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended July 31, 2007. We have not filed any Current Reports on Form 8-K since July 31, 2007.

                                                                                 14

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELAN DEVELOPMENT, INC.

September 14th, 2007	By:	/s/ Colleen Ewanchuk
COLLEEN EWANCHUK
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)