Form 10QSB/A
period 2007-07-31
Elan Development Inc
filed 2007-10-05
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☒ No

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

ELAN DEVELOPMENT, INC.

October 5th, 2007	By:	/s/ Colleen Ewanchuk
COLLEEN EWANCHUK
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)