Form 10QSB
period 2007-10-31
Elan Development Inc
filed 2007-12-14
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2007, the Issuer had 10,025,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No x

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2007 are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Elan” mean Elan Development, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

2

ELAN DEVELOPMENT, INC.
(An Exploration Stage Company)

BALANCE SHEET

	October 31,	April 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$ 28,099	$ 76,477

Total Current Assets	28,099	76,477

Total Assets	$ 28,099	$ 76,477

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ 1,950	$14,030

Total Current Liabilities	1,950	14,030

Stockholders' Equity
Preferred stock, $.001par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 50,000,000 shares authorized
10,025,000 shares issued and outstanding	10,025	10,025
Additional paid-in capital	76,475	76,475
Deficit accumulated during the exploration stage	(60,351)	(24,053)

Total Stockholders' Equity	26,149	62,447

Total Liabilities and Stockholders' Equity	$ 28,099	$ 76,477

ELAN DEVELOPMENT, INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Six	For the Period
	Months Ended	Months Ended	from December 8,
	October 31,	October 31,	2006 (inception)
	2007	2007	to October 31,
			2007

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative expenses	24,123	36,298	60,351

Total operating expenses	24,123	36,298	60,351

Net loss before provision for income taxes	(24,123)	(36,298)	(60,351)

Provision for income taxes	-	-	-

Net loss	$ (24,123)	$ (36,298)	$ (60,351)

Weighted average common shares outstanding -
Basic and diluted	6,724,122	6,724,122

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)

ELAN DEVELOPMENT, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Period
	Months Ended	from December 8,
	October 31,	2006 (inception)
	2007	to October 31,
		2007
Cash Flows From Operating Activities
Net loss	$ (36,298)	$ (60,351)
Adjustments to reconcile net loss to net cash
used in operating activities
Impairment of mineral right	-	6,000
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	(12,080)	1,950

Net Cash Used In Operating Activities	(48,378)	(52,401)

Cash Flows From Investing Activities
Payment for mineral rights	-	(6,000)

Net Cash Used In Investing Activities	-	(6,000)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	-	86,500

Net Cash Provided By Financing Activities	-	86,500

Increase (decrease) in Cash and Cash Equivalents	(48,378)	28,099

Cash and Cash Equivalents, Beginning of Period	76,477	-

Cash and Cash Equivalents, End of Period	$ 28,099	$ 28,099

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

                                                     ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 31, 2007 and the period December 8, 2006 (inception) through October 31, 2007

NOTE 1 - NATURE OF OPERATIONS

Elan Development Inc. (the "Company") was incorporated in the State of Nevada on December 8, 2006 The Company was organized to explore mineral properties in British Columbia, Canada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of October 31, 2007, the Company had $28,099 in cash, working capital of $26,149, and shareholders’ equity of $26,149 and accumulated net losses of $60,351 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

While the information presented in the accompanying interim three  and six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2007 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2007 annual financial statements.

                                                 ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 31, 2007 and the period December 8, 2006 (inception) through October 31, 2007

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Elan Development Corp, a Company incorporated under the Company Act of Alberta on March 15, 2007.  All inter-company transactions have been eliminated.

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

                                                       ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 31, 2007 and the period December 8, 2006 (inception) through October 31, 2007

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

                                                    ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 31, 2007 and the period December 8, 2006 (inception) through October 31, 2007

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

                                                 ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 31, 2007 and the period December 8, 2006 (inception) through October 31, 2007

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

                                                   ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 31, 2007 and the period December 8, 2006 (inception) through October 31, 2007

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

In October 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

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

                                                    ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 31, 2007 and the period December 8, 2006 (inception) through October 31, 2007

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

                                                        ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 31, 2007 and the period December 8, 2006 (inception) through October 31, 2007

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

We have commenced exploration of the Copper Belle Property, and have completed our phase I exploration program in October 2007, with samples taken from the Copper Belle Property currently at the laboratory for analysis. Once we receive the results of our samples from phase one they will be forwarded to our consulting geologist for review and interpretation. We anticipate having this completed during January 2008.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Copper Belle Property in order to assess whether the claims possess commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of copper silver and gold mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

. We have sufficient cash on hand to pay the costs of Phase II, with phase one having been completed in October 2007. However, we will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program. We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

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

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$11,500
Office Expenses	-
Mineral Property Exploration Expenses	12,500
TOTAL	$24,000

Our total expenditures over the next twelve months are anticipated to be approximately $24,000. Our cash on hand as of October 31, 2007 is $28,100. We do not have sufficient cash on hand to pay the costs of Phase III of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At October 31, 2007	At April30, 2007
Current Assets	28,099	$76,477
Current Liabilities	$1,950	$14,030
Working Capital (Deficit)	$26,129	$ 62,447

Cash Flows

Three Months Ended
October 31, 2007
Cash Flows from (used in) Operating Activities	$(36,298)
Cash Flows from (used in) Investing Activities	-
Cash Flows from (used in) Financing Activities	--
Net Increase (decrease) in Cash During Period	$(48,378)

The decline in our working capital surplus at October 31, 2007 from the period ended April 30, 2007 is reflective of the current state of our business development., primarily due to the increase in our professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the decrease in operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of, October31, 2007,  we had cash on hand of $28,099 Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended April 30, 2007, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $60,351 for the period from December 8, 2006 (inception) to October 31, 2007 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and three-month period ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $60,351 for the period from (inception) to October 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are sufficient to complete, Phase 2, of the proposed exploration program; with phase 1 having been completed in October 2007. However, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of October 31, 2007, we had cash in the amount of $28,099. We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended October 31, 2007. We have not filed any Current Reports on Form 8-K since October 31, 2007.

                                                                                 14

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELAN DEVELOPMENT, INC.

December 14th, 2007	By:	/s/ Colleen Ewanchuk
COLLEEN EWANCHUK
Chief Executive Officer, Chief Financial Officer President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)