Form 10QSB/A
period 2008-01-31
Elan Development Inc
filed 2008-04-24
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

ELAN DEVELOPMENT, INC.

April 24th, 2008	By:	/s/ Colleen Ewanchuk
COLLEEN EWANCHUK
Chief Executive Officer, Chief Financial Officer Secretary and Treasurer

(Principal Accounting Officer)