Form 10KSB/A
period 2008-04-30
Elan Development Inc
filed 2008-08-18
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended April 30, 2008

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER: 00052711

STAR GOLD CORP.

Formerly Elan Development, Inc
(Name of small business issuer in its charter)

NEVADA	Applied for
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6240 East Seltice Way Suite C,
Post Falls, Idaho, USA 83854

(Address of principal executive offices)	(Zip Code)

208-755-6989
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	Shares of Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X] No

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and
asked price of such common equity, as of a specified date within the past 60 days.                                                               (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,075,000 common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

STAR GOLD CORP.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED APRIL 30, 2008

PART I

Certain statements contained in this Annual Report on Form 10-KSB/A constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Star Gold,” and the “Company” mean Star Gold Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.    DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND

We were incorporated on December 8, 2006 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in mineral properties located in the Province of British Columbia, Canada and in the State of Nevada that we call the Copper Belle Property and the Excalibur Property.

We have completed Phase I of our exploration program on the Copper Belle Property, which included Geological Mapping, Rock Sampling and Assaying. Our Consulting Geologist has recommended that we proceed to Phase II of our exploration program based on the results of Phase I

Compliance with Government Regulations

If we decide to continue with the acquisition and exploration of mineral properties in the Province of British Columbia, we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia is the Ministry of Mines.

The Ministry of Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry of Mines regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the British Columbia Mineral Tenure Act, and the British Columbia Mines Act, as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals.

Additionally, if we decide to continue with the acquisition and exploration of mineral properties in the State of Nevada we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Nevada. The main agency that governs the exploration of minerals in the State of Nevada is the Nevada Bureau of Mines.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be done in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

In addition, we will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

If we anticipate disturbing ground during our mineral exploration activities, we will be required to make an application under the Mines Act for a permit. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. Initial exploration activities (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

(i)	Ensuring that any water discharge meets drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	All material to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

We have no employees other than our executive officers and directors as of the date of this Annual Report on Form 10-KSB. We conduct our business largely through agreements with consultants and arms length persons.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2.                    DESCRIPTION OF PROPERTY.

We rent office spaces from our President and  chief  executive officer and director, Lindsay Gorrill, at  6240 East Seltice Way Suite C, Post Falls, Idaho, USA 83854. This office space consists of approximately 250 square feet, and Mr. Gorrill supplies this office space to us at no cost to the Company.

We currently do not own any physical property or own any real property.

THE COPPER BELLE PROPERTY

On April 17, 2007, we acquired the Copper Belle Property comprising of one claim block, number 534165, covering 186.5 hectares in the Nicola Mining District, British Columbia from Andrew Sostad for $6,000.

The mining claim lies approximately 190 air km North East of Vancouver BC. The closest community is that of Merritt BC, approximately 3.3 km to the southeast of the claim block. The claim is centered on latitude 50° 7' 18” N and longitude 120° 50' 11”. W There is no electrical power that can be utilized on the claim other than electrical power that can be provided by gas or diesel generators that we would bring on site.

Title to the Copper Belle Property

Under the Mineral Tenure Act, title to British Columbia mineral claims can only be held by individuals, British Columbia corporations or foreign corporations extra-provincially registered in British Columbia. In order for us to delay the cost of incorporating a British Columbia subsidiary or extra-provincially registering our company until such time as we are able to determine if there are commercially exploitable mineral reserves located on our property, Mr. Sostad has agreed to hold title to our mineral claim in trust, for our benefit.

A copy of the Declaration of Trust executed by Mr. Sostad has been filed as an exhibit to our Registration Statement on Form SB-2 filed with the SEC on June 14, 2007. As we are the beneficial owners of the Copper Belle Property, we will continue to pay the costs of maintaining the Copper Belle Property and the cost of exploration activities on the property.

In order to maintain the Copper Belle Property in good standing, we must complete minimum exploration work on the mineral claim and file confirmation of the completion of the work with the Ministry of Energy, Mines and Petroleum Resources for the Province of British Columbia (the “Ministry of Mines”). In lieu of completing this work, we may pay a fee equal to the minimum exploration work that must be performed with the Ministry of Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claim for one additional year. Our mineral claim is currently in good standing until March 19, 2009.

Description of Copper Belle Property

The Copper Belle Property is recorded with the Ministry of Mines as follows:

Name of Mineral Claim	Area in Hectares	Tenure Number	Expiry Date
Copper Belle	186.5	534165	March 19, 2009

The Province of British Columbia owns the land covered by the mineral claim. To our knowledge, there are no aboriginal land claims that might affect our title to our mineral claim or the Province’s title of the property.

Location

The Copper Belle Property mining claim lies approximately 190 air km miles northeast of Vancouver BC. The closest community is that of Merritt BC, approximately 3.3km to the southeast of the claim. The claim are centered on latitude 50º 07' 18" N and longitude 120º 50' 11" W. Active roads may provide excellent access, however we have not confirmed the conditions of road access to the claim themselves.

Climate

The region is situated within the dry belt of British Columbia, with yearly rainfall between 10 and 12 inches. Temperatures during the summer months could reach a high of 85° F with an average of 40° F. Temperatures during the winter months could reach a low of -20° F with an average of 15° F. On the property, snow cover on the ground could be from November to April and could hamper a year-round exploration and/or development program.

Infrastructure

Currently there is no plant or equipment located on the Copper Belle Property. There are many creeks located on the property, which should provide sufficient water for all phases of the exploration plan that may be undertaken. There are no electrical facilities currently built on the property. Diesel-electrical power will be required in the initial stages of development.

History

The following history is summarized from the report prepared by our consulting geologist, Robert Weicker dated May 29, 2007, concerning our mining claim which is situated to the northwest of Merritt in the Nicola Valley. The history of the Copper Belle Property dates back to 1880’s when copper and silver mineralization was first found. Early work on the Copper Belle prospect comprises several short adits and a number of rock cuts over a 300 meter strike length. Historically, between 1908 and 1913 a number of small hand sorted shipments, including 47 tons averaging 7.19% copper in 1913, were sent to the Trail and Tacoma smelters. Our objective is to conduct exploration activities on our mining claim to assess whether the claim have any commercially viable Copper deposits. Until we can validate otherwise, the claim are without known reserves and we have planned a four phase program to explore our claim.

Property Geology

The claim is underlain by volcanic flows and tuffs and minor sediments of the Nicola Series of Triassic age. Where exposed, these are relatively thin bedded, in the order of a few feet to a few tens of feet in thickness. The tuffs are moderately coarse, frequently brown, to reddish, and only a few feet thick. The flows are generally andesitic, often exhibit broken glow tops with considerable calcification, and some strong amygdaloidal. The amgdules are often much elongated, especially near the flow bases, and consist mostly of silica with some calcite on occasion. Copper mineralization in the area is found disseminated in the flows and occupying fine fractures. Major Tertiary structures on the Copper Belle property include the notably the Guichon Creek Fault and Clapperton-Coldwater Faults intersect west of Merritt and are extensional features. The rocks underlying the current Copper Belle property comprise two principal groups. The Nicola Group of Upper Triassic age (UTrNW) chiefly consists of volcanic greenstones which are mainly andesitic with minor basaltic flows. The andesite is porphyritic in places. The Coast Intrusives of Jurassic (Eocene) (Etp) age is possibly a member of the Iron Mask batholiths comprising granite, granodiorite, syenite, monzonite and gabbro. The intrusive rocks are located 300-500 meters west of the western boundary of the property indicate volcanics of the Nicola Group comprising andesite to basalt flows, with minor breccia and tuff lenses, and intrusive rocks, comprising feldspar porphyry. The age of the intrusive rocks is indicated as Late Triassic-Pore Tertiary, which is believed to indicate an Eocene age.

Until we can validate otherwise, the claim is without known reserves and we have planned a four phase program to explore our claim.

Current Exploration

We received a geological evaluation report on the Copper Belle Property entitled “Geological Evaluation Report on the Copper Belle Property” prepared by Robert Weicker. on May 29, 2007,. In his geological report, Mr. Weicker recommended that a four phase continuing exploration program be conducted as follows:

Phase	Exploration Program	Cost	Status
Phase I	Geological Mapping, Rock Sampling	$5,900	Completed as of October,2007
Phase II	Compilation and data Input, Limited Trenching, Soil, Rock Sampling	$12,500	Not commenced.
Phase III .	Geological mapping and sampling, VLF-EM & MAG, Additional Trenching, Geological supervision.	$26,400	In order to proceed with Phase III, will be based on the results of Phase II,
	Total Estimated Cost	$44,800
Phase IV .	Diamond Drilling	$270,000	In order to proceed with Phase IV, will be based on the results of Phase III,
	Total Estimated Cost	$314,800

Phase I of our exploration program was completed in October of 2007. We received the Phase I report from Mr. Weicker on March 27, 2008. According to the report, samples that were taken from the property as part of the Phase I work indicated potential areas of significant mineralization on the Copper Belle Property. In his Phase I report, Weicker recommended that we proceed with Phase II of our exploration program.

THE EXCALIBUR PROPERTY

On April 11, 2008, Elan Development, Inc. (the "Registrant") executed a property purchase agreement (the "Agreement") with MinQuest, Inc. ("MinQuest") granting the Registrant the right to acquire 100% of the mining interests of one Nevada mineral exploration property currently controlled by MinQuest, a natural resource exploration company. The property named the Excalibur Property (“ the Property"). The Property is located in Mineral County Nevada and currently consists of 8 unpatented mining claims. Since our payment obligations are non-refundable, if we do not make any payments under the Agreement, we will lose any payments made and all our rights to the respective property. If all said payments under the Agreements are made, then we will acquire all mining interests in the respective property.

ITEM 3.                    LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 15, 2008, our board of directors adopted a resolution amending the Articles of Incorporation to change our corporate name to Star Gold Corp. The proposed name change was approved by the holders of a majority of our common stock by written consent resolution dated April 15, 2008, and is expected to be effective on or about April 25, 2008. The name change is being undertaken by us to better identify us in our Industry.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of August 15, 2008, there were 30,075,000 shares of our common stock issued and outstanding. We have not issued any shares of preferred stock.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “ELNV” and later  in 2008 the.symbol changed to “EDVL” to reflect a 3to 1 Forward Split and on June 25, 2008 The symbol changed to “SRGO” to reflect the name change from Elan Development  to Star Gold Corp. Although our shares became eligible for quotation on the OTC Bulletin Board in April 2007, the high and low bid information for our common stock for the year ended April 30, 2008 was not available from the OTC Bulletin Board.

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

                                                                                               8

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 – “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Recent Sales Of Unregistered Securities

On April 15, 2008 we received a subscription from one individual to purchase 600,000 shares and 600,000 share purchase warrants. The net proceeds received by the Company was $60,000.

ITEM 6.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Based on the recommendations of our consulting geologist, we have decided to continue our exploration program on the Copper Belle Property.. However, as at April 30, 2008, we had no cash on hand, of 27,066 and a working capital deficit of $126,934. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended April 30, 2008 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended October 31

	2008	2007
Revenue	$--	$--
Expenses	(102,881)	(24,053)
Net Comprehensive Loss	$(102,881)	$(24,053)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities.

The increases in expenses are primarily a result of the increase in accounting and legal fees and costs associated with our mineral exploration activities.. The additional accounting and legal fees for the year ended April 30, 2007 relate primarily to the preparing and filing of our registration statement on Form SB-2 with the Securities and Exchange Commission.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

	At April 30, 2008	At April 30, 2007
Current Assets	$27,066--	$76,477
Current Liabilities	(7,500)	(14,030)
Working Capital (Deficit)	$(19,566)	$(62,447)

Cash Flows
	Year Ended	Year Ended
	April 30, 2008	April 30, 2007, 2006
Cash Flows used in Operating Activities	$(102,881)	$(24,053)
Cash Flows from (used in) Financing Activities	60,000	86,500
Foreign currency translation	--	--
Net Increase (Decrease) in Cash During Period	$(49,411)	$(76,447

The decrease in our working capital at April 30, 2008 from our year ended April 30, 2007 is primarily a result of the fact that we had no revenue or sources of long-term financing during the year ended April 30, 2008.

As of April 30, 2008, we had cash on hand of $27,066. Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended April 30, 2008 that there is substantial doubt that we will be able to continue as a going concern.

We anticipate continuing to rely on sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will be able to complete any additional sales of our equity securities or that we will be able arrange for other financing to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Foreign Currency Translation

We use the United States of America dollar as our reporting currency for consistency with the registrants of the SEC and in accordance with FAS No. 52.

Assets and liabilities denominated in a foreign currency at period-end are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Any gains or losses arising as a result of such translations are not included in operations, but are reported as a separate component of equity as foreign currency translation adjustments, if applicable.

Transactions undertaken in currencies other than the functional currency are translated using the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in other income or expenses on the statement of operations, if applicable.

Mineral Property

Cost of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated to be sufficient to complete the first and second phase of exploration on our mining claim. However, we will need to obtain additional financing in order to complete our business plan. Our business plan calls for significant expenses in connection with the exploration of our mining claim. We have not made arrangements to secure any additional financing.

Because our Secretary, Treasurer and director, Colleen Ewanchuk, owns 58.54% of our outstanding common stock, investors may find that corporate decisions controlled by Ms. Ewanchuk are inconsistent with the interests of other stockholders.

Colleen Ewanchuk, our former President, and current Secretary and Treasurer controls 58.54% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Ms. Ewanchuk is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Ms. Ewanchuk is not simply a passive investor but is also one of our active executives, her interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Ms. Ewanchuk exercising, in a manner fair to all of our shareholders, her fiduciary duties as an officer or as a member of our board of directors. Also, due to her stock ownership position, Ms. Ewanchuk will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Ms. Ewanchuk to their detriment, and (iii) control over transactions between her and Star Gold.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

Since our inception, we have relied on equity sales of our common stock to fund our operations. We may conduct additional equity offerings in the future to finance any future business projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of their stock.

Because of the speculative nature of mineral exploration, there is substantial risk that no commercially viable mineral deposits will be found.

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk. We cannot provide investors with assurance that our mining claim contains commercially viable mineral deposits. The exploration program that we will conduct on our claim may not result in the discovery of commercial viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we may be unable to complete our business plan and you could lose your entire investment in this offering.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets resulting in the loss of your entire investment in this offering.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks,” are as follows:

(a)

if "penny stock" is sold to an investor in violation of his or her rights listed above, or other federal or states securities laws, the investor may be able to cancel his or her purchase and get his or her money back.

(b)	if the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.

(c)	if the investor has signed an arbitration agreement, however, he or she may have to pursue his or her claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

ITEM 7.                    FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of April 30, 2008, including:

1.	Reports of Independent Registered Public Accounting Firm;*
2.	Balance Sheets as of April 30, 2008 and 2006;
3.	Statements of Operations for the years ended April 30, 2008 and 2006 and for the period from inception on March 11, 2004 to April 30, 2008;
4.	Statements of Cash Flows for the years ended April 30, 2008 and 2006 and for the period from inception on March 11, 2004 to April 30, 2008;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on March 11, 2004 through April 30, 2008; and
6.	Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors

of Elan Development, Inc.

     We have audited the accompanying consolidated balance sheet of Elan Development, Inc. (an Exploration Stage Company) as of April 30, 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended April 30, 2008 and the period from December 8, 2006 (inception) through April 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elan Development, Inc. as of April 30, 2008, and the results of its operations and its cash flows for the year ended April 30, 2008 and the period from December 8, 2006 (inception) through April 30, 2008 in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

August 8, 2008

ELAN DEVELOPMENT, INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash	27,066	76,477

TOTAL CURRENT ASSETS	27,066	76,477

TOTAL ASSETS	$ 27,066	$ 76,477

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	7,500	14,030

TOTAL CURRENT LIABILITIES	7,500	14,030

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 300,000,000 shares authorized
30,075,000 shares issued and outstanding	30,075	10,025
Additional paid-in capital	56,425	76,475
Stock subscriptions receivable	60,000	-
Accumulated deficit	(126,934)	(24,053)

TOTAL SHAREHOLDERS' EQUITY	19,566	62,447

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 27,066	$ 76,477

F3

ELAN DEVELOPMENT, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			from December 8,
	For the years	ended	2006 (inception)
	2008	2007	to April 30, 2008

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	102,881	24,053	126,934

Total operating expenses	102,881	24,053	126,934

Loss from continuing operations
before provision for income taxes	(102,881)	(24,053)	(126,934)

Provision for income taxes	-	-	-

NET LOSS	$ (102,881)	$ (24,053)	$ (126,934)

Weighted average common shares outstanding - basic and diluted	5,681,720	5,681,720

Net loss per share-basic and diluted	$ (0.02)	$ (0.00)

F4

ELAN DEVELOPMENT , INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Additional		Total
	Par Value		Shares	Par Value	Paid-in	Subscriptions	Accumulated	Shareholders'
	$.001 per share		Issued	$.001 per share	Capital	Receivable	Deficit	Equity

BALANCE, DECEMBER 8, 2006 (INCEPTION)	-	$ -	-	$ -	$ -		$ -	$ -

Common shares issued at $0.001 per share	-	-	30,075,000	30,075	56,425	-	-	86,500

Net loss	-	-	-	-	-	-	(24,053)	(24,053)

BALANCE, APRIL 30, 2007	-	$ -	30,075,000	$ 30,075	$ 56,425	-	$ (24,053)	$ 62,447

Subscriptions received	-	-	-	-	-	60,000	-	60,000

Net loss	-	-	-	-	-	-	(102,881)	(102,881)

BALANCE, APRIL 30, 2008	-	$ -	30,075,000	$ 30,075	$ 56,425	$ 60,000	$ (126,934)	$ 19,566

F5

ELAN DEVELOPMENT, INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			from December 8,
	For the years ended		2006 (inception) to
	2008	2007	4/30/2008
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (102,881)	$ (24,053)	$ (126,934)
Changes in assets and liabilities:
Accrued expenses	(6,530)	8,030	1,500
Purchase of mineral rights	-	6,000	6,000
		-	-
NET CASH USED IN OPERATING ACTIVITIES	(109,411)	(10,023)	(119,434)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	86,500	86,500
Net proceeds from subscriptions receivable	60,000	-	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,000	86,500	146,500

Increase (decrease) in Cash and Cash Equivalents	(49,411)	76,477	27,066

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,477	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 27,066	$ 76,477	$ 27,066

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

F6

                                                               ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through April 30, 2008

NOTE 1 - NATURE OF OPERATIONS

Elan Development Inc. (the "Company") was incorporated in the State of Nevada on December 8, 2006 The Company was organized to explore mineral properties in British Columbia, Canada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of April 30, 2008, the Company had $27,066 in cash, working capital of $19,566, and shareholders’ equity of $45,244 and accumulated net losses of $101,256 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

F7

                                                           ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through April 30, 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On April 11, 2008, Elan Development, Inc. (the "Registrant") executed a property purchase agreement (the "Agreement") with MinQuest, Inc. ("MinQuest") granting the Registrant the right to acquire 100% of the mining interests of one Nevada mineral exploration property currently controlled by MinQuest, a natural resource exploration company. The property named the Excalibur Property (“ the Property"). The Property is located in Mineral County Nevada and currently consists of 8 unpatented mining claims. Since our payment obligations are non-refundable, if we do not make any payments under the Agreement, we will lose any payments made and all our rights to the respective property. If all said payments under the Agreements are made, then we will acquire all mining interests in the respective property.

Because the claims have no proven mineral reserves, the amount allocated toward mineral right and claims was considered 100% impaired and written off at the date of acquisition.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 53 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Shareholder’s Equity, if applicable. There were no translation adjustments as of April 30, 2008.

F8

                                                                ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through April 30, 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Statement of Operations. There were no exchange gains or losses as of April 30, 2008.

Loss Per Share

The Company computed basic and diluted loss per share amounts for April 30, 2008 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Comprehensive Loss

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of April 30, 2008 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Income Taxes

Income taxes are recognized in accordance with SFAS 109, "Accounting for Income Taxes", whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

F9

                                                            ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through April 30, 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. The Company does not collect taxes from customer and does not expect that its adoption will impact currently presents such taxes net. These taxes are currently not material to the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

F10

                                                          ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through April 30, 2008

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, has been adopted by the Company since inception. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

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

In October 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet

F11

                                                                   ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through April 30, 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company has adopted FIN 48 and is evaluating the effect it will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

On March 20, 2007, the Company issued 275,000 of its common shares for cash of $5,500.

On April 05, 2007, the Company issued 8,725,000 of its common shares for cash of $60,500.

On April 12, 2007, the Company issued 475,000 of its common shares for cash of $9,500.

On April 19, 2007, the Company issued 550,000 of its common shares for cash of $11,000.

On April 15, 2008, the Company received subscriptions for 600,000 shares at $.10, totaling cash proceeds of $60,000.

On February 11, 2008 the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the authorized and issued and outstanding common shares on a three to one (3 – 1) basis bringing the total common shares issued and outstanding to 30,075,000 and authorized common shares to 300,000,000.

The Company has completed a Private placement, with one individual to issue 600,000 common shares and 600,000 share purchase warrants at a price of $0.10 per unit. Each unit comprises of one common

F12

                                                          ELAN DEVELOPMENT, INC.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through April 30, 2008

NOTE 4 – SHAREHOLDERS’ EQUITY (CONTINUED)

share and one share purchase warrant. The term of the warrant is for three years, and may be exercised at $0.20 during the first year $0.30 during the second year and $0.40 during the third year. No commissions were paid and no registration rights have been granted. There was no issuance of warrants as of April 30, 2008.

NOTE 5 - INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense

items reported for financial accounting and tax purposes in different periods.   A deferred

tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. A valuation allowance of 100% of the deferred tax assets was made, there are no deferred taxes as of April 30, 2008. There was no income tax expense for the years ended April 30, 2008 due to the Company’s net losses..

The Company’s tax benefit differs from the “expected” tax benefit for the years ended April 30, 2008, which is (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

December 8, 2006 (inception) Through April 30, 2008
Computed “expected” tax benefit	$34,979
Less; benefit of operating loss carryforwards	34,979
$-

The effects of temporary differences that gave rise to deferred tax assets at April 30, 2008 are as follows:

2008
Current	$-
Non-current	102,881
Total gross deferred tax assets	102,881
Less valuation allowance	(102,881)
Net deferred tax assets	$-

The Company has a net operating loss carryforward of $102,881 available to offset future taxable income through 2020.

F13

 ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no changes in or disagreements with our principal independent accountants. However, our principal independent accountants.

We have engaged Jewett, Schwartz, Wolfe and Associates as our independent auditors since April 2007.

 During the years ended April 30, 2008 and 2007 and subsequent to April 30, 2008 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Jewett, Schwartz , Wolfe and Associates regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Jewett, Schwartz , Wolfe and Associates provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation SB.

ITEM 8A.                 CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the year ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.                 OTHER INFORMATION.

We Have filed items on Form 8K on February 11, 2008, February 13, 2008 and April 16, 2008

                                                                                            13

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our sole executive officer and director and his age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	44	President and Director
Colleen Ewanchuk	42	, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our officers and directors:

Lindsay E. Gorrill

 Lindsay E. Gorrill Has been our President and Chief Executive Officer since February 7, 2008 Mr. Gorrill has been Chief Financial Officer of Quinto Mining Corp. since August 2007. Mr. Gorrill has been Chief Executive Officer, Secretary and President of Jayhawk Energy, Inc. since July 9, 2007. Mr. Gorrill has held senior positions at Ernst & Whinney, Peat Marwick Thorne and KPMG. He has twenty years of senior management experience and has a diverse industry background with public companies. His senior management experience includes financial management, strategic planning, financings, acquisitions and corporate restructurings. He served as Chief Financial Officer of Coral Gold Resources Ltd. from March 15, 2006 to November 2007. He served as President and Chief Operating Officer of Berkley Resources Inc. since November 17, 2005 and also served as its Principal Financial Officer. Mr. Gorrill served as President and Chief Executive Officer of WGI Heavy Minerals, Inc. until April 2005. He was Manager of KPMG. He has been a Director of Berkley Resources Inc. since July 2004. He has been director of Quinto Mining Corp. since August 2007. He has been director of Jayhawk Energy, Inc. since July 9, 2007. Mr. Gorrill served as a Director of WGI Heavy Minerals, Inc. until April 2005. Mr. Gorrill is a Chartered Accountant and graduated from Simon Fraser University with a BBA in Finance and Marketing.

Colleen Ewanchuk

Ms. Ewanchuk has acted as our sole Director and Officer since our inception on December 8, 2006 to February 7, 2008. Currently, Ms. Ewanchuk act as our Secretary, Treasurer. Ms. Ewanchuk has been employed as an advertising and marketing executive since October 1996 with Global Television of Edmonton Alberta. Ms. Ewanchuk’s duties include, sales of commercial broadcast time and commercial production services to Advertisers and Advertising Agencies

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our sole officer and director.

AUDIT COMMITTEE

We are not a listed issuer and as such our Board of Directors is not required to maintain a separately-designated standing audit committee. As a result, our entire Board of Directors acts as our audit committee. Our sole director does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

                                                                                         14

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended April 30, 2008, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B during the fiscal year ended April 30, 2008:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Colleen Ewanchuk(1) President, Secretary, Treasurer & Director	2007 2008	$0	$0	$0	$0	$0	$0	$0	$0
Lindsay Gorrill President, & Director	2007 2008	$0	$0	$0	$0	$0	$0	$0	$0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended April 30, 2008, we did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 15, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Colleen Ewanchuk Secretary, Treasurer and Director 5316-141 Street Edmonton Alberta Canada T6H 4A2	18,000,000 Direct	58.54
Common Stock	All Directors and Executive Officers as a Group (2 people)	18,000,000	58.54
5% STOCKHOLDERS
Common Stock	Colleen Ewanchuk Secretary, Treasurer and Director 5316-141 Street Edmonton Alberta Canada T6H 4A2	18,000,000 Direct	58.54

|

Notes:
(1)

Based on 30,075,000 shares of our common stock issued and outstanding as of August 15, 2008,. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 22, 2008.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On April 5, 2007, we issued 6,000,000 total shares of common stock who at the time was our sole executive officer and sole director, Colleen Ewanchuk , at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act. The shares were subsequently split in early 2008 on a 3 to 1 basis giving Ms. Ewanchuk 18,000,000 common shares

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

ITEM 13.                    EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

Exhibit
Number	Description of Exhibits

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 June 14, 2007.

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2008	Year Ended April 30, 2007
Audit Fees	$7,500	$7,500
Audit Related Fees	8,290	530
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,790	$15,530

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR GOLD CORP.

Date:	August 15, 2008	By:	/s/ Lindsay Gorrill

President,
(Principal Executive Officer
and Principal Accounting Officer)

STAR GOLD CORP.

Date:	August 15, 2008	By:	/s/ Colleen Ewanchuk

Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 15, 2008	By:	/s/ Lindsay Gorrill

President,
(Principal Executive Officer
and Principal Accounting Officer)
Director
Date:	August 15, 2008	By:	/s/Colleen Ewanchuk

Secretary Trasurer

Director