Form 10-Q
period 2008-10-31
Elan Development Inc
filed 2008-12-15
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended  October 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2008, the Issuer had 30,075,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No x

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2008are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Star” mean Star Gold Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

2

STAR GOLD CORP.
Formerly: Elan Development Inc.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2008	2008
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash	320	27,066

TOTAL CURRENT ASSETS	320	27,066

TOTAL ASSETS	$ 320	$ 27,066

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	3,750	7,500

TOTAL CURRENT LIABILITIES	3,750	7,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 300,000,000 shares authorized
30,075,000 shares issued and outstanding	30,075	30,075
Additional paid-in capital	56,425	56,425
Stock subscriptions receivable	60,000	60,000
Accumulated deficit	(149,930)	(126,934)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(3,430)	19,566

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 320	$ 27,066

STAR GOLD CORP.
Formerly: Elan Development, Inc.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Six	For the Six	For the Period
	Months Ended	Months Ended	Months Ended	Months Ended	from December 8,
	October 31,	October 31,	October 31,	October 31,	2006 (inception)
	2008	2007	2008	2007	to October 31, 2008

REVENUES	$ -	$ -	$ -	$ -	$ -

Cost of operations	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	10,666	24,123	22,996	36,298	149,930

Total operating expenses	10,666	24,123	22,996	36,298	149,930

Loss from continuing operations
before provision for income taxes	(10,666)	(24,123)	(22,996)	(36,298)	(149,930)

Provision for income taxes	-	-	-	-	-

NET LOSS	$ (10,666)	$ (24,123)	$ (22,996)	$ (36,298)	$ (149,930)

Weighted average common shares outstanding - basic and diluted	5,681,720	6,724,122	5,681,720	6,724,122

Net loss per share-basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

STAR GOLD CORP.
Formerly Elan Development Inc.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
		from December 8,
For the six	months ended	2006 (inception) to
2008	2007	10/31/2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (22,996)	$ (36,298)	$ (149,930)
Changes in assets and liabilities:
Accrued expenses	(3,750)	(12,080)	(2,250)
Impairment of mineral rights	-	-	6,000
		-	-
NET CASH USED IN OPERATING ACTIVITIES	(26,746)	(48,378)	(146,180)

CASH FLOW FROM INVESTING ACTIVITIES:
Payment for mineral rights	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	-	86,500
Net proceeds from subscriptions receivable	-	-	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	146,500

Increase (decrease) in Cash and Cash Equivalents	(26,746)	(48,378)	320

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,066	76,477	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 320	$ 28,099	$ 320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

                                                         STAR GOLD CORP.

Formerly: Elan Development, Inc.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through October 31, 2008

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp., formerly Elan Development Inc. (the "Company") was incorporated in the State of Nevada on December 8, 2006 The Company was organized to explore mineral properties in British Columbia, Canada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of October 31, 2008, the Company had $320 in cash, working capital deficit of $3,430, and shareholders’ deficit of $3,430 and accumulated net losses of $149,930 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

through October 31, 2008

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

through October 31, 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 53 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Shareholder’s Equity, if applicable. There were no translation adjustments as of October 31, 2008.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Statement of Operations. There were no exchange gains or losses as of October 31, 2008.

Loss Per Share

The Company computed basic and diluted loss per share amounts for October 31, 2008 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of October 31, 2008 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

                                                            STAR GOLD CORP.

Formerly: Elan Development, Inc.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through October 31, 2008

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

through October 31, 2008

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

through October 31, 2008

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

through October 31, 2008

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

through October 31, 2008

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

The Company has completed a Private placement, with one individual to issue 600,000 common shares and 600,000 share purchase warrants at a price of $0.10 per unit. Each unit comprises of one common share and one share purchase warrant. The term of the warrant is for three years, and may be exercised at $0.20 during the first year $0.30 during the second year and $0.40 during the third year. No commissions were paid and no registration rights have been granted. There was no issuance of warrants as of October 31, 2008.

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

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$15, 800
Office Expenses	-
Mineral Property Exploration Expenses	62,500
TOTAL	$68,300

Our total expenditures over the next twelve months are anticipated to be approximately $68,300. Our cash on hand as of October 31, 2008 is $320. We do not have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program and to fund our operations for the next twelve months. We also require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At October 31, 2008	At April 30, 2008
Current Assets	320	27,066
Current Liabilities	3750,	7,500
Working Capital (Deficit)	(3,430)	19,566

Cash Flows

Three Months Ended
October 31, 2008
Cash Flows from (used in) Operating Activities	$(22,996)
Cash Flows from (used in) Investing Activities	-
Cash Flows from (used in) Financing Activities	--
Net Increase (decrease) in Cash During Period	$(22,996)

The decline in our working capital surplus at October 31, 2008 from the period ended April 30, 2007 is reflective of the current state of our business development., primarily due to the increase in our professional fees paid, property acquisition and exploration expenses in connection with moving forward with our business plan and the operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of October 31, 2008, we had cash on hand of $320. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended April 30, 2007, that there is substantial doubt that we will be able to continue as a going concern.

 Future Financings

We have incurred a net loss of $149,930 for the period from December 8, 2006 (inception) to October 31, 2008 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and nine-month period ended October 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $149,930 for the period from (inception) to October 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are sufficient to complete, Phase 2, of the proposed exploration program; with phase 1 having been completed in October 2007. However, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of October 31, 2008, we had cash in the amount of $320 We currently do not have any operations and we have no income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We require additional financing to complete and proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We may also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended October 31, 2008.

                                                                                 14

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR GOLD CORP.

December 12, 2008	By:	/s/ Colleen Ewanchuk
COLLEEN EWANCHUK
Secretary and Treasurer

(Principal Accounting Officer)