Form 10-K
period 2009-04-30
Star Gold Corp.
filed 2009-07-31
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended April 30, 2009

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER: 000-52711

STAR GOLD CORP.

 (Name of small business issuer in its charter)

NEVADA	27-0348508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6240 East Seltice Way Suite C,
Post Falls, Idaho, USA 83854

(Address of principal executive offices)	(Zip Code)

208-755-6989
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	Shares of Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller Reporting Company X

                         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
                         Exchange Act) No.[X]

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

$241,500

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,155,000 common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

STAR GOLD CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2009

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS
SIGNATURES

                                                                                                2

PART I

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Star Gold,” and the “Company”, mean Star Gold Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.     BUSINESS.

CORPORATE BACKGROUND

We were incorporated on December 8, 2006 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in mineral a property located in the Province of British Columbia, Canada we call the Copper Belle Property. Additionally, we have an agreement to acquire a 98% interest in a Property located in the State of Nevada known as the Excalibur Property.

We have completed Phase I of our exploration program on the Copper Belle Property, which included Geological Mapping, Rock Sampling and Assaying. Our Consulting Geologist has recommended that we proceed to Phase II of our exploration program based on the results of Phase I.

We have completed an initial exploration program on the Excalibur Property, which included Geological Mapping, Rock Sampling and Assaying. Our Geologist has recommended,  additional exploration work be done, and has provided us with an exploration program and accompanying budget which includes additional Mapping and Sampling as well as Diamond Drilling.

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

Employees

We have no employees other than our executive officers and directors as of the date of this Annual Report on Form 10-K. We conduct our business largely through agreements with consultants and arms length persons.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.               RISK FACTORS

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

Because our President and director, Lindsay Gorrill, owns 58.54% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Gorrill are inconsistent with the interests of other stockholders.

Lindsay Gorrill, our President, and Treasurer controls 58.54% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Gorrill is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Gorrill is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Gorrill exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Gorrill will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Gorrill to their detriment, and (iii) control over transactions between himself and Star Gold.

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

ITEM 2.        PROPERTIES.

We rent office spaces from our President and  chief  executive officer and director, Lindsay Gorrill, at  6240 East Seltice Way Suite C, Post Falls, Idaho, USA 83854. This office space consists of approximately 250 square feet, and Mr. Gorrill supplies this office space to the company at a cost of $400 per month.

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

Description of Copper Belle Property

The Copper Belle Property is recorded with the Ministry of Mines as follows:

Name of Mineral Claim	Area in Hectares	Tenure Number	Expiry Date
Copper Belle	186.5	534165	March 19, 2010

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

THE EXCALIBUR PROPERTY

On April 11, 2008,  Star Gold Corp. formerly Elan Development, Inc. (the "Registrant") executed a property purchase agreement (the "Agreement") with MinQuest, Inc. ("MinQuest") granting the Registrant the right to acquire 100% of the mining interests of one Nevada mineral exploration property currently controlled by MinQuest, a natural resource exploration company. The property named the Excalibur Property (“ the Property"). The Property is located in Mineral County Nevada and currently consists of 8 unpatented mining claims. On June 18, 2009 Star Gold Corp. and MinQuest entered into an amending agreement to add an additional 42 Claims surrounding the current 8 claims, expanding the total claims to 50 claims held under the original purchase agreement.

We have completed an initial exploration program on the Excalibur Property, which included Geological Mapping, Rock Sampling and Assaying.. Our Geologist has recommended,  additional exploration work be done, and has provided us with an exploration program and accompanying budget which includes additional Mapping and Sampling as well as Diamond Drilling.

EXCALIBUR EXPLORATION BUDGET

Grid Sampling – 200 samples with time and expenses -

Or acquisition of previous exploration package                                 $10,000

Permitting and bonding                                                                       $20,000

Site preparation                                                                                   $15,000

Drilling – 10 holes @ 300 feet/hole and assays                                  $87,000

Geologist and expenses                                                                       $18,000

Total                                                                                                     $150,000

HISTORY

The Moho vein was discovered in 1903 and mined intermittently until the 1930’s.According to the US Bureau of Mines IC 6941 written in 1937, the property produced over $100,000 of ore at an average grade of 1 opt gold, 6.5 opt silver and 1.4% lead. This equates to about 5000 tons of hand sorted ore. The report also states that an additional250,000 tons of ore were blocked out which average approximately 8.5 ppm gold over 3.2 feet of width. Since 1937 additional work was completed along the northern portion of the project. However, no additional production information is available for the property. The property went into foreclosure around 1984 and was held by the lender until 2006 when Tesoro Resources purchased the property. Although there is significant underground work and numerous trenches along strike of the mineralized zones, no apparent drilling was found within Tesoro’s property during this investigation. In 1991 Dennis Flagle discovered the Excalibur area. He leased the project to Alta Gold in 1996. The project is located approximately 3000 feet northeast of the Moho mine.

 Alta staked an additional 120 claims south and east of Flagle’s original Excalibur claims. Alta reportedly conducted minimal geology, a soil sampling program and completed eleven RC drill holes from 1997 to 1998. Although this data is not currently available, it has been offered for sale by Mr. Flagle. Mr Flagle reports that some “highly” anomalous gold was encountered in two or more of the drill holes. Alta Gold went into receivership in 1998 and the property reverted to the lessor. The claims were abandoned shortly thereafter. MinQuest acquired the ground through staking of eight unpatented mining claims in 2004 and leased the project to Star Gold in 2007. Since that time an additional 46 claims have been added, 175 rock chip samples have been collected throughout the property and a geologic map with structure, alteration and cultural features has been completed.

GEOLOGY

Outcrops within the project boundary have been mapped as Permian Mina Formation to recent alluvial fill.

The oldest apparent unit outcropping in the area is at least partially of Permian age known as the Mina Formation. It has been age dated by K-Ar dates of detrital hornblende and by fossil fusulinids. The Formation is composed of silty to sandy shale and greywacke. Graded bedding and turbidity structures were noted in the field and were useful in identifying the upside of steeply dipping beds. This unit is green to gray grading from sands to feldspathic mudstone. Massive units are green in color and probably derived from a basic volcanic component. This unit is at least 600 feet thick based on mapping within the project area. The middle unit is composed of tuff with a pumice-rich basal layer. This unit is distinctive and can be used as a top-set indicator since bedding and sag structures in shale are generally destroyed by alteration. This unit is rather thin from a few feet to 20 feet thick. The upper unit is composed of massive to laminated gray to red-brown chert. It may be up to 200 feet thick in some places. However, this unit may be thickened by folding and faulting where mapped. The Mina Formation has been intruded by a Cretaceous quartz-eye granite porphyry stock on the south end of the project. This porphyry ranges from 89 to 93 Ma. The sediment contact is metamorphosed to slate and bleached quartzite. Feldspathic diorite plugs intrude the north and central portion of the property. The diorite has distinctive (calcic?) feldspar laths, often encased in another (sodic?) feldspar. These plugs may be lower Miocene in age correlating with other feldspathic diorite bodies elsewhere in the range. The age dates for similar plugs in the area range from 15 to 22 Ma. Fractionated mafic dikes or sills are probably related to the feldspathic diorite plugs. The dikes or sills utilize fault planes for emplacement. Most of the mineralization occurs during this phase and strongly affects adjacent slate, meta-tuff. Mild alteration effects are also noted within the quartz porphyry. The dikes are generally bleached and altered to clay suggesting mineralizing fluids are related to this event or at least provided plumbing for later hydrothermal fluids. A late stage leucocratic dike swarm parallels the main northwesterly trending valley bisecting the project. This dike swarm cuts all rock types and appears to be the youngest rock formation within the project boundary. No age dates are known for this unit.

MINERALIZATION

Mineralization appears to be related to the mafic dikes and portions of the feldspathic diorite contacts. These intrusive events appear to have acted as conduits for hydrothermal fluids to migrate upwards and deposit minerals. Prospecting preferentially occurs along the diorite contact near the south-central portion of the claims, along the

Moho “Vein”, and along altered mafic dikes and plugs identified elsewhere on the property. There are three distinct types of breccias related to historic prospecting activities. The first breccia type occurs along fault zones that contain zones of rubble up to 10 feet thick flanked by bright orange to red iron oxide staining. A second breccia type is represented by chert fragments cemented by chalcedonic silica. The third type of breccia is related to narrow calcite-filled fault zones and associated weak hematite staining resulting in pink calcite and breccia float trails which are poorly exposed. The following targets The bulk of the historic prospecting occurs along multiple, continuous, en echelon zones from 0.5 to 10 feet thick composed of hematite and sparcemented pebble breccias. These breccias wind through the faults zones and can be discontinuous and in discordant orientations. The zones are sometimes 'slaggy' specifically near diorite and mafic dike contacts. The Moho mine and parallel zones are 6 strongly associated with the diorite contact and along mafic dikes. The Moho “Veins” have been prospected to depths of 200 feet or more by multiple shafts and adits. The entire Moho “Vein” zone can be traced for over 7500 feet in length, 600 feet in width and over 1000 feet in elevation. Previous reports indicate an inferred resource of ~250,000 tons grading 8.5 ppm gold and 90 ppm silver has been blocked out by extensive underground sampling of existing workings. The Central Target is represented by the extension of the Moho that lies within the current claim position can be traced for over 1800 feet before it is lost under alluvial debris. Samples along this extension range from 0.8 to 7 g/t gold and 6 to 90 g/t silver. The workings are less extensive on Stargold’s claim position. However, the low angle deposition of the mineralization coupled with multiple stacked veins indicates potential for either open pit or underground mining. Recent sampling and mapping have identified alteration consisting of silicified and brecciated zones with associated anomalous gold and silver concentrations. These alteration zones are located within the southern and northeastern portions of the property.

The Southern target is defined by an area roughly 1200 by 1500 feet composed of chert fragments cemented with chalcedonic silica. In places, later fault zones cut this material. The later faults contain clay gouge probably related to the aforementioned dikes and iron oxides. Gold values can be as high as 3 g/t, but are generally in the 0.1 to 0.8 g/t range. Silver values range from 3 to 80 g/t. The Northeastern target is hosted within brecciated chert and silicified diorite. Barite veins have been noted locally. Gold values range from 0.1 to 1.5 g/t and average 0.7 g/t while silver values can reach 10 g/t. This area was soil sampled by Alta Gold in 1997 and reportedly contained gold to 3 g/t in soils and 8 g/t in select rock chips. In 1998 Alta drilled five holes to test this target. The hole collars were poorly selected and proved to be too far from the target. Three holes failed to intersect any alteration while two holes were lost as they entered the mineralized zone. The area of anomalous gold is roughly 2500 feet by 900 feet. A target was also identified in the northwestern corner of the property. Samples collected from this area range from 0.8 to 14 g/t gold and 3 to 90 g/t silver from various pits and shafts. To date, this area appears to represent narrow, discontinuous structures hosted by a diorite plug. The target is currently considered too small and will need more work to bring it to a potential drill target.

ITEM 3.                    LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None, during this last fiscal year.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of July 29, 2008, there were 30,155,000 shares of our common stock issued and outstanding. We have not issued any shares of preferred stock.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “ELNV” and later in 2008 the symbol changed to “EDVL” to reflect a 3 to 1 Forward Split and on June 25, 2008 The symbol changed to “SRGO” to reflect the name change from Elan Development to Star Gold Corp. Our shares became eligible for quotation on the OTC Bulletin Board in April 2007, the high and low bid information for our common stock for the year ended April 30, 2009 is:

Year ended April 30, 2009	HIGH ($)	LOW ($)
	$1.17	$0.11

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

Recent Sales Of Unregistered Securities

On February 13, 2009 we received a subscription from one individual to purchase 80,000 shares The net proceeds received by the Company was $80,000.

ITEM 6.   SELECTED FINANCIAL DATA

Statement of Operations Information:

	Year Ended April 30, 2009	Year Ended April 30, 2008
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	93,298	102,881
Net income (loss)	(93,298)	(102,881)
Income (loss) per share (basic and diluted)	(0.00)	(0.00)
Weighted average shares of common stock outstanding (basic and diluted)

Balance Sheet Information:

	April 30, 2009	April 30, 2008
Working capital	$6,286	19,566
Total assets	15,018	27,066
Total liabilities	8,750	7,500
Accumulated Deficit	(220,232)	(126,934)
Stockholders’ equity (deficit)	6,286	19,566

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Based on the recommendations of our consulting geologists, we have decided to continue our exploration program on the Copper Belle Property and the Excalibur Property. However, as at April 30, 2009, we had 15,018 cash on hand, of and a working capital deficit of $220,232. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended April 30, 2009 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended April 30

	2009	2008
Revenue	$--	$--
Expenses	(93,298)	(102,881)
Net Comprehensive Loss	$(93,298)	$(102,881)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities.

The Company’s expenses are primarily a result of the increase exploration costs associated with our mineral exploration activities.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

	At April 30, 2009	At April 30, 2008
Current Assets	$15,018	$27,066
Current Liabilities	(8,750)	(7,500)
Working Capital (Deficit)	$6,268	$19,566

Cash Flows
	Year Ended	Year Ended
	April 30, 2009	April 30, 2008,
Cash Flows used in Operating Activities	$(93,298)	$(102,881)
Cash Flows from (used in) Financing Activities	80,000	60,000
Foreign currency translation	--	--
Net Increase (Decrease) in Cash During Period	$(12,048)	$(49,411)

The decrease in our working capital at April 30, 2009 from our year ended April 30, 2008 is primarily a result of the fact that we had no revenue or sources of long-term financing during the year ended April 30, 2009.

As of April 30, 2009, we had cash on hand of $15,018. Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended April 30, 2009 that there is substantial doubt that we will be able to continue as a going concern.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales will made in Canadian dollars, any exchange rate change affecting the value of the in Canadian dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the in Canadian dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the in Canadian dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

ITEM 8. FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of April 30, 2009, including:

1.	Reports of Independent Registered Public Accounting Firm;*
2.	Balance Sheets as of April 30, 2009 and 2006;
3.	Statements of Operations for the years ended April 30, 2009 and 2006 and for the period from inception on March 11, 2004 to April 30, 2009;
4.	Statements of Cash Flows for the years ended April 30, 2009 and 2006 and for the period from inception on March 11, 2004 to April 30, 2009;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on March 11, 2004 through April 30, 2009; and
6.	Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors

of Star Gold Corp.

     We have audited the accompanying consolidated balance sheets of Star Gold Corp., (an Exploration Stage Company) as of April 30, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended April 30, 2009 and 2008 and for the period from December 8, 2006 (inception) through April 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gold Corp., as of April 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended April 30, 2009 and 2008 and the period from December 8, 2006 (inception) through April 30, 2009 in conformity with accounting principles generally accepted in the United States.

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

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

July 27, 2009

STAR GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash	15,018	27,066

TOTAL CURRENT ASSETS	15,018	27,066

TOTAL ASSETS	$ 15,018	$ 27,066

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	8,750	7,500

TOTAL CURRENT LIABILITIES	8,750	7,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 300,000,000 shares authorized
30,675,000 and 30,075,000 shares issued and outstanding as of April 20, 2009 and 2008.	30,675	30,075
Additional paid-in capital	115,825	56,425
Stock subscriptions receivable	80,000	60,000
Accumulated deficit during exploration stage	(220,232)	(126,934)

TOTAL SHAREHOLDERS' EQUITY	6,268	19,566

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 15,018	$ 27,066

F3

STAR GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			from December 8,
	April 30,	April 30,	2006 (inception) to
	2009	2008	April 30, 2009

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	93,298	102,881	220,232

Total operating expenses	93,298	102,881	220,232

Loss from continuing operations
before provision for income taxes	(93,298)	(102,881)	(220,232)

Provision for income taxes	-	-	-

NET LOSS	$ (93,298)	$ (102,881)	$ (220,232)

Weighted average common shares outstanding – basic and diluted	30,354,452	30,075,000

Net loss per share-basic and diluted	$ (0.003)	$ (0.00)

F4

STAR GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock				Accumulated
	10,000,000 shares authorized		300,000,000 shares authorized		Additional	Stock	Deficit during	Total
	Shares	Par Value	Shares	Par Value	Paid-in	Subscriptions	exploration	Shareholders'
	Issued	$.001 per share	Issued	$.001 per share	Capital	Receivable	stage	Equity

BALANCE, DECEMBER 8, 2006 (INCEPTION)	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Common shares issued at $0.001 per share	-	-	30,075,000	30,075	56,425	-	-	86,500

Subscriptions received	-	-	-	-	-	60,000	-	60,000

Net loss	-	-	-	-	-	-	(126,934)	(126,934)

BALANCE, APRIL 30, 2008	-	$ -	30,075,000	$ 30,075	$ 56,425	$ 60,000	$ (126,934)	$ 19,566

Common shares issued at $0.001 per share			600,000	600	59,400	-	-	60,000

Reversed Subscriptions received						(60,000)		(60,000)

Subscriptions received	-	-	-	-	-	80,000	-	80,000

Net loss	-	-	-	-	-		$ (93,298)	(93,298)

BALANCE, April 30, 2009	-	$ -	30,675,000	$ 30,675	$ 115,825	$ 80,000	$ (220,232)	$ 6,268

F5

STAR GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
	Year to date	Year to date	from December 8,
	April 30,	April 30,	2006 (inception) to
	2009	2008	April 30, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (93,298)	$ (102,881)	$ (220,232)
Changes in assets and liabilities:
Accrued expenses	1,250	(6,530)	2,750
Purchase of mineral rights			6,000
			-
NET CASH USED IN OPERATING ACTIVITIES	(92,048)	(109,411)	(211,482)

CASH FLOW FROM FINANCING ACTIVITIES:

Net proceeds from the issuance of common stock	60,000		146,500
Net proceeds from subscriptions receivable	20,000	60,000	80,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	80,000	60,000	226,500

Increase (decrease) in Cash and Cash Equivalents	(12,048)	(49,411)	15,018

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,066	76,477	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 15,018	$ 27,066	$ 15,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

F6

                                                                           Star Gold Corp

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through April 30, 2009

NOTE 1 - NATURE OF OPERATIONS

Elan Development Inc. (the "Company") was incorporated in the State of Nevada on December 8, 2006 The Company was organized to explore mineral properties in British Columbia, Canada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of April 30, 2009, the Company had $15,018 in cash, working capital of $6,268, and shareholders’ equity of $6,268 and accumulated net losses of $220,232 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

                                                                           Star Gold Corp

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through April 30, 2009

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

F8

                                                                           Star Gold Corp

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through April 30, 2009

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On April 11, 2008, Elan Development, Inc. (the "Registrant") executed a property purchase agreement (the "Agreement") with MinQuest, Inc. ("MinQuest") granting the Registrant the right to acquire 100% of the mining interests of one Nevada mineral exploration property currently controlled by MinQuest, a natural resource exploration company. The property named the Excalibur Property (“ the Property"). The Property is located in Mineral County Nevada and currently consists of 8 unpatented mining claims. Since the payment obligations are non-refundable, if the Company does not make any payments under the Agreement, they will lose any payments made and the rights to the respective property. If all said payments under the Agreements are made, the Company will acquire all mining interests in the respective property.

Because the claims have no proven mineral reserves, the amount allocated toward mineral rights and claims was considered 100% impaired and written off at the date of acquisition. The Company has paid approximately $37,000 towards this agreement as of April 30, 2009.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for

F9

                                                                           Star Gold Corp

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through April 30, 2009

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 53 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Shareholder’s Equity, if applicable. There were no translation adjustments as of April 30, 2009.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Statement of Operations. There were no exchange gains or losses as of April 30, 2009.

Loss Per Share

The Company computed basic and diluted loss per share amounts for April 30, 2009 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of April 30, 2009 the Company

F10

                                                                           Star Gold Corp

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through April 30, 2009

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

NOTE 4 – RECENT AUTHORITATIVE PRONOUNCEMENTS

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

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the

F11

                                                                           Star Gold Corp

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through April 30, 2009

NOTE 4 – RECENT AUTHORITATIVE PRONOUNCEMENTS (CONTINUED)

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application

F12

                                                                           Star Gold Corp

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through April 30, 2009

NOTE 4 – RECENT AUTHORITATIVE PRONOUNCEMENTS (CONTINUED)

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

NOTE 5 – SHAREHOLDERS’ EQUITY

On March 20, 2007, the Company issued 275,000 of its common shares for cash of $5,500.

F13

                                                                           Star Gold Corp

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through April 30, 2009

NOTE 5 – SHAREHOLDERS’ EQUITY (CONTINUED)

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

On November 11, 2008, the Company has completed a Private placement with one individual to issue 600,000 common shares and 600,000 share purchase warrants at a price of $0.10 per unit. Each unit comprises of one common share and one share purchase warrant. The term of the warrant is for three years, and may be exercised at $0.20 during the first year $0.30 during the second year and $0.40 during the third year. No commissions were paid and no registration rights have been granted.

As of January 15, 2009 the company has initiated a private placement of 100,000 shares at $1.00 per share. To date the Company has received $80,000 from one subscribing individual for a total subscription  of 80,000 common shares.

NOTE 6 - INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. A valuation allowance of 100% of the deferred tax assets was made, and there are no deferred taxes as of April 30, 2009 and 2008. There was no income tax expense for the years ended April 30, 2009 and 2008 due to the Company’s net losses.

The Company’s tax benefit differs from the “expected” tax benefit for the years ended April 30, 2009, which is (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows

F14

:

                                                                           Star Gold Corp

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through April 30, 2009

NOTE 6 - INCOME TAXES (CONTINUED)

                                                                                                       2009                                2008

                                                                                              -------------------               -------------------

                    Computed "expected" tax benefit                      $ (31,721)                        $ (34,979)

                    Less; benefit of operating loss

                      carryfowards                                                         31,721                             34,979

                                                                                              -------------------               -------------------

                                                                                                $        --                             $        --

                                                                                               ===========               ===========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at April  30, 2009 are as follows:

                                                                                             2009                     2008

                                                                                    -------------------      -------------------

Current                                                                         $        -                      $      -

Non-current                                                                       93,298                     102,881

                                                                                    -------------------      -------------------

Total gross deferred tax assets                                          93,298                     102,881

Less valuation allowance                                                (93,298)                   (102,881)

                                                                                    -------------------     -------------------

Net deferred tax assets                                                $        --                      $      -

                                                                                    ===========      ===========

The Company has made a 100% valuation allowance of the deferred income tax asset at April 30, 2009, as it is not expected that the deferred tax assets will be realized.  The net increase in valuation allowance during the year ended April 30, 2009 was approximately $93,298.

NOTE 7 – SUBSEQUENT EVENTS

The company has expanded the Excalibur Property on June 18, 2009 via amending agreement between Star Gold Corp. and MinQuest, and expanding the total claims to 50 claims, covering an area of approximately 1000 acres. Star Gold Corp. has commenced exploration activities on the Excalibur Property in accordance with the company’s business plan and has raised approximately $140,000 for operations during the past year.

F15

 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no changes in or disagreements with our principal independent accountants. However, our principal independent accountants.

We have engaged Jewett, Schwartz, Wolfe and Associates as our independent auditors since April 2007.

 During the years ended April 30, 2009 and 2007 and subsequent to April 30, 2009 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Jewett, Schwartz , Wolfe and Associates regarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Jewett, Schwartz , Wolfe and Associates provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation S-X.

ITEM 9A.                 CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting during the year ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                 OTHER INFORMATION.

We Have filed items on Form 8K on February 02, 2009, February 11, 2009, June 10, 2009 and July 10, 2009

                                                                                            15

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	45	President, Treasurer and Director
Scott Jenkins	56	Director
Edwin Ullmer	64	Director

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

Scott Jenkins

Scott Jenkins brings over 30 years of international geological exploration and development experience, including 15 years within the Nevada region and nearly 10 years in South Africa, which included successful tenures as New Projects Manager for RTZ Limited (also known as Rio Tinto Zinc) and as Managing Director of Geelfontein Exploration. Mr. Jenkins' most recent positions are as current President of Complex Systems Analysis Inc. (based out of Nevada) and formerly as Quality Assurance Inspector for Veka West Inc. where he received an achievement award in 2005 for his work. Scott bolstered his management experience with Jenkins & Associates in Botswana, SLJ Exploration and RTZ Limited (also known as Rio Tinto Zinc) in South Africa. He has also served as a Geologist for Kenecott Exploration, Westmont Mining, Homestatke Mining Company, Amselco Exploration in Nevada, AMAX Exploration in Montana, Moly Corporation in Washington, Anaconda Minerals Company in Utah and in the public sector for the Oregon Department of Minerals. He holds a Bachelor's Degree in Geology from the University of Colorado and a Master's in Economic-Structural Geology from Oregon State University.

Edwin Ullmer

Mr. Ullmer brings over 30 years of international geological exploration and development experience, including time with DeBeers Diamonds Inc. (Anglo-American Corp.), Hudson Bay Mining and Smelting Co., and Union Pacific Railroad. He has dealt with many different types of precious and base metals, including uranium, vanadium, diamonds and gold. Along with his North American exposure, Mr. Ullmer has also amassed an international profile, serving as a uranium exploration consultant for Denison Mining Co. in Mongolia and Zambia. Many of Mr. Ullmer's years have been spent analysing the areas surrounding Star Gold's Excalibur Project in Nevada and California.

Along with working for the petroleum and mining industries, Ed Ullmer has experience in Environmental Geology for Cameron Cole LLC. His work has been published in Economic Geology, Newsletter of the International Geological Correlation Programme, UN Project and Contributions to Geology. He holds a Bachelor's Degree in Geology, and a Masters Degree in both Geology and in Education.

                                                                               16

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officers and directors.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended April 30, 2009, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2009:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Lindsay Gorrill President, & Director	2008 2009	$0	$0	$0	$0	$0	$0	$0	$0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at our year ended April 30, 2009, we did not have any outstanding equity awards.

                                                                                              17

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 29, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Lindsay Gorrill	18,000,000 Direct	58.54
Common Stock	Scott Jenkins	0	0
Common Stock	Edwin Ullmer	0	0
Common Stock	All Directors and Executive Officers as a Group (3 people)	18,000,000	58.54
5% STOCKHOLDERS
Common Stock	Lindsay Gorrill	18,000,000 Direct	58.54

|

Notes:
(1)

Based on 30,155,000 shares of our common stock issued and outstanding as of July 29, 2009,. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2009

CHANGE IN CONTROL

On May 28, 2008 Colleen Ewanchuk the Company’s former president transferred to Lindsay Gorrill the Company’s new president 18,000,000 common shares for the sum of $25,000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On April 5, 2007, we issued 6,000,000 total shares of common stock who at the time was our sole executive officer and sole director, Colleen Ewanchuk , at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act. The shares were subsequently split in early 2008 on a 3 to 1 basis giving Colleen Ewanchuk 18,000,000 common shares. On May 28, 2008 Colleen Ewanchuk the Company’s former president transferred to Lindsay Gorrill the Company’s new president  18,000,000 common shares for the sum of $25,000.

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

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2009	Year Ended April 30, 2008
Audit Fees	$7,500	$7,500
Audit Related Fees	8,290	8,290
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,790	$15,790

ITEM 15.                    EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

Exhibit
Number	Description of Exhibits

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 June 14, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR GOLD CORP.

Date:	July 31, 2009	By:	/s/ Lindsay Gorrill

President, Treasurer
(Principal Executive Officer
and Principal Accounting Officer)
/s/Scott Jenkins
Date:	July 31, 2009	By:	Scott Jenkins
Director
/s/ Edwin Ullmer
Date:	July 31, 2009	By:	Edwin Ullmer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 31, 2009	By:	/s/ Lindsay Gorrill

President, Treasurer
(Principal Executive Officer
and Principal Accounting Officer) Director
/s/ Scott Jenkins
Date:	July 31, 2009	By:	Scott Jenkins
Director
/s/Edwin Ullmer
Date:	July 31, 2009	By:	Edwin Ullmer
Director