Form 10-Q
period 2009-07-31
Star Gold Corp.
filed 2009-09-14
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended  July 31, 2009

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

                                             COMMISSION FILE NUMBER 000-52711

                                                      STAR GOLD CORP.
                   (Exact name of small business issuer as specified in its charter)

NEVADA	27-0348508
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).Yes  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2009, the Issuer had 30,675,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No x

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2009 are not necessarily indicative of the results that can be expected for the year ending April 30, 2009.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Star” mean Star Gold Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

2

STAR GOLD CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2009	2009
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash	2,917	15,018
Prepaid expenses	400	-

TOTAL CURRENT ASSETS	3,317	15,018

TOTAL ASSETS	$ 3,317	$ 15,018

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	11,250	8,750

TOTAL CURRENT LIABILITIES	11,250	8,750

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 300,000,000 shares authorized
30,675,000 shares issued and outstanding	30,675	30,675
Additional paid-in capital	115,825	115,825
Stock subscriptions receivable	80,000	80,000
Accumulated deficit	(234,433)	(220,232)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(7,933)	6,268

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 3,317	$ 15,018

STAR GOLD CORP.
Formerly: Elan Development, Inc.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Period
	Months Ended	Months Ended	from December 8,
	July 31,	July 31,	2006 (inception)
	2009	2008	to July 31, 2009

REVENUES	$ -	$ -	$ -

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	14,201	12,330	234,433

Total operating expenses	14,201	12,330	234,433

Loss from continuing operations
before provision for income taxes	(14,201)	(12,330)	(234,433)

Provision for income taxes	-	-	-

NET LOSS	$ (14,201)	$ (12,330)	$ (234,433)

Weighted average common shares outstanding - basic and diluted	30,675,000	5,681,720

Net loss per share-basic and diluted	$ (0.00)	$ (0.00)

STAR GOLD CORP.
Formerly Elan Development Inc.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			from December 8,
	For the three months ended		2006 (inception) to
	July 31, 2009	July 31, 2008	July 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (14,201)	$ (12,330)	$ (234,433)
Changes in assets and liabilities:
Prepaid expenses	(400)	-	(400)
Accrued expenses	2,500	2,500	5,250
Impairment of mineral rights	-	-	6,000
		-	-
NET CASH USED IN OPERATING ACTIVITIES	(12,101)	(9,830)	(223,583)

CASH FLOW FROM FINANCING ACTIVITIES:

Net proceeds from the issuance of common stock	-	-	146,500
Net proceeds from subscriptions receivable	-	-	80,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	226,500

Increase (decrease) in Cash and Cash Equivalents	(12,101)	(9,830)	2,917

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,018	27,066	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 2,917	$ 17,236	$ 2,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

                                                         STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through July 31, 2009

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the "Company") was incorporated in the State of Nevada on December 8, 2006 The Company was organized to explore mineral properties in British Columbia, Canada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2009, the Company had $2,917 in cash, working capital deficit of $7,933, and shareholders’ deficit of $7,933 and accumulated net losses of $234,433 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2009 annual consolidated financial statements. All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2009 annual financial statements.

                                                         STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through July 31, 2009

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

                                                           STAR GOLD CORP.

 (An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through July 31, 2009

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

Because the claims have no proven mineral reserves, the amount allocated toward mineral rights and claims was considered 100% impaired and written off at the date of acquisition. The Company has paid approximately $37,000 towards this agreement as of July 31, 2009.

                                                            STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through July 31, 2009

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 53 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Shareholder’s Equity, if applicable. There were no translation adjustments as of July 31, 2009.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Statement of Operations. There were no exchange gains or losses as of July 31, 2009.

Loss Per Share

The Company computed basic and diluted loss per share amounts for July 31, 2009 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of July 31, 2009 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

                                                             STAR GOLD CORP.

 (An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through July 31, 2009

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The Company has adopted SFAS No. 165 and is evaluating the effect it will have on its consolidated financial statements.

                                                   STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)

through July 31, 2009

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has adopted  “FSP” No. SFAS 107-1 and APB 28-1 and is evaluating the effect it will have on its consolidated financial statements.

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

Acquisition of the Copper Belle Property

We purchased the Copper Belle Property in an arms-length transaction from Andrew Sostad for a cash consideration of $6,000 pursuant to our purchase agreement dated April 17th, 2007

Current State of Exploration-Copper Belle

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

Current State of Exploration-Excalibur

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

Additionally, the company has expanded the Excalibur Property on June 18, 2009 via amending agreement between Star Gold Corp. and MinQuest, and expanding the total claims to 50 claims, covering an area of approximately 1000 acres. Star Gold Corp. has commenced exploration activities on the Excalibur Property in accordance with the company’s business plan

We have completed an initial exploration program on the Excalibur Property, which included Geological Mapping, Rock Sampling and Assaying.. Our Geologist has recommended,  additional exploration work be done, and has provided us with an exploration program and accompanying budget which includes additional Mapping and Sampling as well as Diamond Drilling.

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

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$15, 800
Office Expenses	-
Mineral Property Exploration Expenses	150.000
TOTAL	$165,800

Our total expenditures over the next twelve months are anticipated to be approximately $165,800. Our cash on hand as of July 31, 2009 is $2,917. We do have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program and to fund our operations for the next several months. We also require additional financing in order to proceed with any additional work beyond of our current exploration program.

We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At July 31, 2009	At April 30, 2009
Current Assets	$3,317	15,018
Current Liabilities	11,250	8,750
Working Capital (Deficit)	(7,933)	6,268

Cash Flows

Nine Months Ended
July 31, 2009
Cash Flows from (used in) Operating Activities	$(12,101)
Cash Flows from (used in) Investing Activities	-
Cash Flows from (used in) Financing Activities	--
Net Increase (decrease) in Cash During Period	$(12,101)

The decrease in our working capital surplus at July 31, 2009 from the period ended April 30, 2009is reflective of the current state of our business development., primarily due to the increase in our professional fees paid, property acquisition and exploration expenses in connection with moving forward with our business plan and the operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of July 31, 2009, we had cash on hand of $2,917. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended April 30, 2009, that there is substantial doubt that we will be able to continue as a going concern.

 Future Financings

We have incurred a net loss of $234,433 for the period from December 8, 2006 (inception) to July 31, 2009 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at July 31, 2009 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and nine-month period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our consolidated financial statements for the year ended April 30, 2009

Exploration Stage Enterprise

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

RISKS AND UNCERTAINTIES

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $234,433 for the period from (inception) to July 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

If we do not obtain additional financing, our business will fail

Our current operating funds are insufficient to complete, , subsequent phases of the proposed exploration programs; with phase 1 having been completed in October 2007. However, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of July 31, 2009, we had cash in the amount of $2,917.

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

The Copper Belle Property comprises one mineral claim comprising of 16 claim units, situated in the Nicola Mining District, British Columbia,

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia and of the State of Nevada as we carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. Our planned exploration program does not budget for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

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

REPORTS ON FORM 8-K

We did file reports on Form 8-K, on June 10, 2009, June 22, 2009, July 10, 2009. All of these filings occurred during the fiscal quarter ended July 31, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR GOLD CORP.

September 14, 2009	By:	/s/ Lindsay Gorrill
Lindsay Gorrill
President, Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)