Form 10-Q
period 2010-01-31
Star Gold Corp.
filed 2010-03-17
CIK 1401835

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission File Number 000-52711

STAR GOLD CORP.
(Exact name of small business issuer in its charter)

Nevada	27-0348508
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

                               6240 East Seltice Way Suite C, Post Falls, Idaho, USA 83854

Address of principal executive offices)

208-664-5066
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]

No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]

Accelerated Filer [ ]

Non-accelerated filer   [ ]

Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]

No  [ x ]

There were 62,020,000shares of Common Stock outstanding as of March 17, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

(Unaudited)

Page

Balance Sheets – January 31, 2010 and April 30, 2009 (Audited)

   F-1

Statements of Operations  -

Three months ended January 31, 2010 and 2009 and

From December 8, 2006 (Inception) to January 31, 2010

   F-2,

Statements of Cash Flows –

Nine months ended January 31, 2010 and 2009 and

From December 8, 2006  (Inception) to January 31, 2010

               F-3

Notes to the Financial Statements

   F-4

Item 2.  Management’s Discussion and Analysis of Financial Condition

              and Results of Operations

    1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 6

– Not Applicable

Item 4. Controls and Procedures

    6

Item 4T.  Controls and Procedures

    7

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

                                                               8

Item 1A. Risk Factors-

                           8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

   10

Item 3.  Defaults Upon Senior Securities – Not Applicable

                           10

Item 4.  Submission of Matters to a Vote of Security Holders – Not Applicable

   10

Item 5.  Other Information

                                                    10

Item 6.  Exhibits

    10

SIGNATURES

Item 1.  Financial Statements

STAR GOLD CORP.
(A Development Stage Company)
BALANCE SHEETS

	January 31,	April 30,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$ 167,119	$ 15,018

TOTAL CURRENT ASSETS	167,119	15,018

TOTAL ASSETS	$ 167,119	$ 15,018

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses	$ 21,738	$ 8,750

TOTAL CURRENT LIABILITIES	21,738	8,750

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 300,000,000 shares authorized,
62,020,000 shares were issued and outstanding as of January 31, 2010.	62,020	61,350
Additional paid-in capital	419,480	85,150
Stock subscriptions receivable	-	80,000
Accumulated deficit	(336,118)	(220,232)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	145,382	6,268

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 167,119	$ 15,018

STAR GOLD CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
	Three Months Ended		Nine Months Ended		from December 8,
	January 31,	January 31,	January 31,	January 31,	2006 (inception) to
	2010	2009	2010	2009	January 31, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

Cost of operations	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	96,968	2,577	115,886	25,573	336,118

Total operating expenses	96,968	2,577	115,886	25,573	336,118

Loss from continuing operations
before provision for income taxes	(96,968)	(2,577)	(115,886)	(25,573)	(336,118)

Provision for income taxes	-	-	-	-	-

NET LOSS	$ (96,968)	$ (2,577)	$ (115,886)	$ (25,573)	$ (336,118)

Weighted average common shares outstanding - basic and diluted	41,690,603	41,690,603	41,690,603	41,690,603	41,609,603

Net loss per share-basic and diluted	$ (0.002)	$ (0.000)	$ 0.003	$ 0.001	$ 0.008

STAR GOLD CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months	For the Nine Months	For the Period
	Ending	Ending	from December 8,
	January 31,	January 31,	2006 (inception) to
	2010	2009	January 31, 2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (115,886)	$ (25,573)	$ (336,118)
Changes in assets and liabilities:
Accrued expenses	12,988	(1,250)	15,737
Impairment of mineral rights	-	-	6,000

NET CASH USED IN OPERATING ACTIVITIES	(102,898)	(26,823)	(314,381)

CASH FLOW FROM FINANCING ACTIVITIES:

Net proceeds from the issuance of common stock	255,000	-	401,500
Net proceeds from loan payable to shareholder	-	40,000	-
Net proceeds from subscriptions receivable	-	-	80,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	255,000	40,000	481,500

Increase (decrease) in Cash and Cash Equivalents	152,101	13,177	167,119

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,018	27,066	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 167,119	$ 40,243	$ 167,119

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

                                                         STAR GOLD CORP.

                                             (An Exploration Stage Company)

                       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                     For the period of December 8, 2006 (inception)

                                                   through January 31, 2010

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the "Company") was incorporated in the State of Nevada on December 8, 2006 The Company was organized to explore mineral properties in British Columbia, Canada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2010, the Company had $167,119 in cash, working capital of $145,381, and shareholders’ equity of $145,382 and accumulated net losses of $336,118 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2009 annual consolidated financial statements. All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2009 annual financial statements.

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

                                     through January 31, 2010

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

                                                      through January 31, 2010

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

Because the claims have no proven mineral reserves, the amount allocated toward mineral rights and claims was considered 100% impaired and written off at the date of acquisition. The Company has paid approximately $37,000 towards this agreement as of January 31, 2010.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the SFAS No. 53 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income statement account in Shareholder’s Equity, if applicable. There were no translation adjustments as of January 31, 2010.

                                                            STAR GOLD CORP.

                                                   (An Exploration Stage Company)

                              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                           For the period of December 8, 2006 (inception)

                                                        through January 31, 2010

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Statement of Operations. There were no exchange gains or losses as of January 31, 2010.

Loss Per Share

The Company computed basic and diluted loss per share amounts for January 31, 2010 pursuant to the SFAS No. 128, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of January 31, 2010 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

                                                     through January 31, 2010

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

On January 15, 2010 Star Gold Corp. entered into an agreement with MinQuest to purchase a property known as the Longstreet Property.

NOTE 4 – RECENT AUTHORITATIVE PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

                                                           STAR GOLD CORP.

                                                      (An Exploration Stage Company)

                              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                           For the period of December 8, 2006 (inception)

                                                          through January 31, 2010

The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

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

                                                           STAR GOLD CORP.

                                                  (An Exploration Stage Company)

                              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                           For the period of December 8, 2006 (inception)

                                                          through January 31, 2010

In September 2009, the company completed a 2-1 forward common stock split which increased the amount of shares outstanding to 61,350,000.

On November 27, 2009 the company completed a Private Placement with one individual

At $0.50 per share and Issued 510,000 common shares. The total cash proceeds that were received was $255,000

On November 30, 2009, the 80,000 common stock subscriptions sold in January 2009 were executed with the 2-1 forward split increasing the number of common stock by 160,000 shares.

As of January 31, 2010, the company had a total of 62,020,000 shares outstanding

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words “believes,” “anticipates,” “plans,” “seeks,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Business and Plan of Operations

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

The Longstreet Property

On January 15, 2010, Star Gold Corp. (the "Registrant") executed an Option to purchase agreement (the "Agreement") with MinQuest, Inc. ("MinQuest") granting the Registrant the right to acquire 100% of the mining interests of one Nevada mineral exploration property currently controlled by MinQuest, a natural resource exploration company. The property is named the Longstreet Property (“the Property"). The terms of the 100% option agreement: initial cash payment of $20,000 USD, issuance of 25,000 shares of Star Gold shares and 25,000 stock options based on “fair market price” to MinQuest Inc.  The Option Agreement includes cash payments totaling $250,000 over seven years and the issuance of 175,000 shares and 175,000 stock options based on “fair market price” over the same seven-year period.  The company has agreed to work commitments of $3,550,000 over seven years.  Following the Seventh Anniversary and if commitments have been met Star Gold shall receive a quitclaim for 100% interest in the property in consideration of a 3% NSR to MinQuest Inc.

The Property is located in Nye County Nevada approximately 170 miles north-northwest of Las Vegas and currently consists of 60 unpatented mining claims.

Plan of Operation

Our plan of operation is to continue to conduct mineral exploration activities on the Excalibur Property in order to assess whether the claims possess commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of copper silver and gold mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims. We have sufficient cash on hand to pay the costs of Phase II, with phase one having been completed in 2009. However, we will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program.

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

Results of Operations

For the Nine months Ended January 31, 2010 compared to the Nine months Ended January 31, 2009

We are an exploration stage and have no revenues to date.

We incurred operating expenses of $115,886 and $25,573 for the nine month periods ended January 31, 2010 and 2009, respectively.  The increase of $90,313 is a result of the increase in professional fees and general and administrative expenses over the prior period.  The increase in our operating expenses for the nine months ended January 31, 2010 was a result of increased administrative expenses and exploration activities in connection with our on going exploration  efforts.

During the nine months ended January 31, 2010, we recognized a net loss of $115,886 compared to a net loss of $25,573 for the nine months ended January 31, 2009.  The increase was a result of the increase in operational expenses as discussed above.

Liquidity and Capital Resources

At January 31, 2010, we had total assets of $167,119 consisting of cash..  At January 31, 2010, we had total current liabilities of $21,738, consisting of accounts payable of $21,738.,

During the nine months ended January 31, 2010, we used cash of $15,886 in operations.  During the three months ended January 31, 2010, we used $96,986 in operations.  During the nine months ended January 31, 2010, net losses of $115,886 were not adjusted for any non-cash items.  During the nine months ended January 31, 2009, net losses of $25,573 were not adjusted for any non-cash items.

During the nine months ended January 31, 2010 and 2009, we did not have any cash flows from investment activities.

During the nine months ended January 31, 2010, we received $255,000 from our financing activities.  During the nine months ended January 31, 2009, we received $80,000 from our financing activities

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs.  We will have to seek loans or equity placements to cover such cash needs.  Once exploration commences, our needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by our management or other stockholders.  Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules  13a 15(e) and 15d-15(e)  under the Securities  Exchange Act of 1934,  as  amended  (the  "Exchange  Act"))  that are  designed  to ensure  that information  required to be disclosed in our reports  under the Exchange Act, is recorded,  processed,  summarized and reported within the time periods  required under  the  SEC's  rules and forms  and that the  information  is  gathered  and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Mr. Gorrill our Chief Executive Officer and Principal Accounting Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation,

Mr. Gorrill has concluded that our disclosure controls and procedures  are  effective  in  timely  alerting  them to material  information required  to be  included  in  our  periodic  SEC  filings  and to  ensure  that information  required to be disclosed in our periodic SEC filings is accumulated and communicated to our management,  including our Chief Executive  Officer,  to allow  timely  decisions  regarding  required  disclosure  as a  result  of  the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the three months ended January 31, 2010. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

  Legal Proceedings.

Star Gold Corp. is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 1A.  Risk Factors.

.We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $336,118 for the period from (inception) to January 31, 2010, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

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

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 27, 2009 the company completed a private placement of 510,000 common shares to one individual, the net proceeds received by the company was $255,000. Proceeds from this Private placement will be used for exploration activities and general working capital.

 Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period covered by this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5.  Other Information.

On January 20, 2010 we filed the acquisition of the Longstreet Property on form 8-K

Item 6.  Exhibits.

Exhibits.  The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit 31.1

Certification of Chief Executive and Principal Accounting Officer pursuant to

Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1

Certification of Principal Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2010

Star Gold Corp. (Registrant)

By:

/s/ Lindsay Gorrill

______________________________

Lindsay Gorrill

Chief Executive Officer

and Principal Accounting Officer