Form 10-K
period 2010-04-30
Star Gold Corp.
filed 2010-08-16
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended April 30, 2010

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) No.[X]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):  $23,567,600

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 62,020,000 common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

STAR GOLD CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2010

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

We currently own a 98% interest in a Property located in the State of Nevada known as the Excalibur Property. We have completed an initial exploration program on the Excalibur Property,which included Geological Mapping, Rock Sampling and Assaying.  Based on this analysis we have decided to move forward with the permitting of this property and our drilling program.  The permitting was completed in June 2010 and our drilling program commenced the week of June 20th, 2010.

We currently own a 100% interest in a Property located in the State of Nevada known as the Longstreet Property. The company is currently going through the permitting stage to allow it to commence drilling.

On July 7th, 2010 we acquired 100% interest in a Property located in the State of Nevada known as the Jet Property.

During the year we dropped our 100% interest in the Copper Belle Property, in British Columbia to focus on our Nevada Properties. We have no further interest in this property or any on going dealings.

Compliance with Government Regulations

If we decide to continue with the acquisition and exploration of mineral properties in the State of Nevada we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Nevada and the United States Federal agencies.

United States

        Mining in the State of Nevada is subject to federal, state and local law. Three types of laws are of particular importance to our U.S. mineral properties: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

        Land Ownership and Mining Rights.    On Federal Lands, mining rights are governed by the General Mining Law of 1872 (General Mining Law) as amended, 30 U.S.C. §§ 21-161 (various sections), which allows the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and proper compliance with claim location requirements. A valid mining claim provides the holder with the right to conduct mining operations for the removal of locatable minerals, subject to compliance with the General Mining Law and Nevada state law governing the staking and registration of mining claims, as well as compliance with various federal, state and local operating and environmental laws, regulations and ordinances. As the owner or lessee of the unpatented mining claims, we have the right to conduct mining operations on the lands subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of any applicable mining lease, and compliance with applicable federal, state, and local laws, regulations and ordinances.

        Mining Operations.    The exploration of mining properties and development and operation of mines is governed by both federal and state laws.

        The State of Nevada likewise requires various permits and approvals before mining operations can begin, although the state and federal regulatory agencies usually cooperate to minimize duplication of permitting efforts. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. The Nevada Department of Environmental Protection, which we refer to as the NDEP, is the state agency that administers the reclamation permits, mine permits and related closure plans on our Nevada property. Local jurisdictions (such as Eureka County) may also impose permitting requirements (such as conditional use permits or zoning approvals).

        Environmental Law:    The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of our operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to our proposed operations may be encountered. We are currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Unless and until a mineral resource is proved, it is unlikely our operations will move beyond the exploration stage. If in the future we decide to proceed beyond exploration, there will be numerous notifications, permit applications, and other decisions to be addressed at that time.

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

Because our President and director, Lindsay Gorrill, owns 58% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Gorrill are inconsistent with the interests of other stockholders.

Lindsay Gorrill, our President, and Treasurer controls 58% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Gorrill is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Gorrill is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Gorrill exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Gorrill will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Gorrill to their detriment, and (iii) control over transactions between himself and Star Gold.

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

ITEM 2.        PROPERTIES.

We rent office space from a company partially owned by our President and  chief  executive officer and director, Lindsay Gorrill, at  6240 East Seltice Way Suite C, Post Falls, Idaho, USA 83854. This office space consists of approximately 350 square feet, and Mr. Gorrill supplies this office space to the company at a cost of $750 per month.

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

We have completed an initial exploration program on the Excalibur Property,which included Geological Mapping, Rock Sampling and Assaying. Based on this analysis we have decided to move forward with the permitting of this property and our drilling program.  The permitting was completed in June 2010 and our drilling program commenced the week of June 20th, 2010.

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

Alta staked an additional 120 claims south and east of Flagle’s original Excalibur claims. Alta reportedly conducted minimal geology, a soil sampling program and completed eleven RC drill holes from 1997 to 1998. Although this data is not currently available, it has been offered for sale by Mr. Flagle. Mr Flagle reports that some “highly” anomalous gold wasencountered in two or more of the drill holes. Alta Gold went into receivership in 1998 and the property reverted to the lessor. The claims were abandoned shortly thereafter. MinQuest acquired the ground through staking of eight unpatented mining claims in 2004 and leased the project to Star Gold in 2007. Since that time an additional 46 claimshave been added, 175 rock chip samples have been collected throughout the property and a geologic map with structure, alteration and cultural features has been completed.

GEOLOGY

Outcrops within the project boundary have been mapped as Permian MinaFormation to recent alluvial fill.The oldest apparent unit outcropping in the area is at least partially of Permianage known as the Mina Formation. It has been age dated by K-Ar dates of detritalhornblende and by fossil fusulinids. The Formation is composed of silty to sandy shaleand greywacke. Graded bedding and turbidity structures were noted in the field and wereuseful in identifying the upside of steeply dipping beds. This unit is green to gray gradingfrom sands to feldspathic mudstone. Massive units are green in color and probably derived from a basic volcanic component. This unit is at least 600 feet thick based onmapping within the project area.The middle unit is composed of tuff with a pumice-rich basal layer. This unit isdistinctive and can be used as a top-set indicator since bedding and sag structures inshale are generally destroyed by alteration. This unit is rather thin from a few feet to 20feet thick.The upper unit is composed of massive to laminated gray to red-brown chert. Itmay be up to 200 feet thick in some places. However, this unit may be thickened byfolding and faulting where mapped.The Mina Formation has been intruded by a Cretaceous quartz-eye graniteporphyry stock on the south end of the project. This porphyry ranges from 89 to 93 Ma.The sediment contact is metamorphosed to slate and bleached quartzite.Feldspathic diorite plugs intrude the north and central portion of the property. Thediorite has distinctive (calcic?) feldspar laths, often encased in another (sodic?) feldspar.These plugs may be lower Miocene in age correlating with other feldspathic diorite bodieselsewhere in the range. The age dates for similar plugs in the area range from 15 to 22Ma.Fractionated mafic dikes or sills are probably related to the feldspathic dioriteplugs. The dikes or sills utilize fault planes for emplacement. Most of the mineralizationoccurs during this phase and strongly affects adjacent slate, meta-tuff. Mild alterationeffects are also noted within the quartz porphyry. The dikes are generally bleached andaltered to clay suggesting mineralizing fluids are related to this event or at least providedplumbing for later hydrothermal fluids.A late stage leucocratic dike swarm parallels the main northwesterly trendingvalley bisecting the project. This dike swarm cuts all rock types and appears to be theyoungest rock formation within the project boundary. No age dates are known for thisunit.

MINERALIZATION

Mineralization appears to be related to the mafic dikes and portions of thefeldspathic diorite contacts. These intrusive events appear to have acted as conduits forhydrothermal fluids to migrate upwards and deposit minerals. Prospecting preferentiallyoccurs along the diorite contact near the south-central portion of the claims, along theMoho “Vein”, and along altered mafic dikes and plugs identified elsewhere on theproperty.There are three distinct types of breccias related to historic prospecting activities.The first breccia type occurs along fault zones that contain zones of rubble up to 10 feetthick flanked by bright orange to red iron oxide staining. A second breccia type isrepresented by chert fragments cemented by chalcedonic silica. The third type of brecciais related to narrow calcite-filled fault zones and associated weak hematite stainingresulting in pink calcite and breccia float trails which are poorly exposed.The following targets The bulk of the historic prospecting occurs along multiple,continuous, en echelon zones from 0.5 to 10 feet thick composed of hematite and sparcementedpebble breccias. These breccias wind through the faults zones and can bediscontinuous and in discordant orientations. The zones are sometimes 'slaggy'specifically near diorite and mafic dike contacts. The Moho mine and parallel zones are6strongly associated with the diorite contact and along mafic dikes. The Moho “Veins”have been prospected to depths of 200 feet or more by multiple shafts and adits. Theentire Moho “Vein” zone can be traced for over 7500 feet in length, 600 feet in width andover 1000 feet in elevation. Previous reports indicate an inferred resource of ~250,000tons grading 8.5 ppm gold and 90 ppm silver has been blocked out by extensiveunderground sampling of existing workings.The Central Target is represented by the extension of the Moho that lies within thecurrent claim position can be traced for over 1800 feet before it is lost under alluvialdebris. Samples along this extension range from 0.8 to 7 g/t gold and 6 to 90 g/t silver.The workings are less extensive on Stargold’s claim position. However, the low angledeposition of the mineralization coupled with multiple stacked veins indicates potential foreither open pit or underground mining.Recent sampling and mapping have identified alteration consisting of silicified andbrecciated zones with associated anomalous gold and silver concentrations. Thesealteration zones are located within the southern and northeastern portions of the property.

The Southern target is defined by an area roughly 1200 by 1500 feet composed ofchert fragments cemented with chalcedonic silica. In places, later fault zones cut thismaterial. The later faults contain clay gouge probably related to the aforementioneddikes and iron oxides. Gold values can be as high as 3 g/t, but are generally in the 0.1 to0.8 g/t range. Silver values range from 3 to 80 g/t.The Northeastern target is hosted within brecciated chert and silicified diorite.Barite veins have been noted locally. Gold values range from 0.1 to 1.5 g/t and average0.7 g/t while silver values can reach 10 g/t. This area was soil sampled by Alta Gold in1997 and reportedly contained gold to 3 g/t in soils and 8 g/t in select rock chips. In 1998Alta drilled five holes to test this target. The hole collars were poorly selected and provedto be too far from the target. Three holes failed to intersect any alteration while two holeswere lost as they entered the mineralized zone. The area of anomalous gold is roughly2500 feet by 900 feet.A target was also identified in the northwestern corner of the property. Samplescollected from this area range from 0.8 to 14 g/t gold and 3 to 90 g/t silver from variouspits and shafts. To date, this area appears to represent narrow, discontinuous structureshosted by a diorite plug. The target is currently considered too small and will need morework to bring it to a potential drill target.

THE LONGSTREET PROPERTY

Star Gold has signed an option agreement for the Sole Exclusive Rights to Lease 60 unpatented mining claims totaling approximately 490 hectare from MinQuest Inc known as The Longstreet property. The company is currently going through the permitting stage to allow it to commence drilling.

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

The Longstreet project is located 48 kilometers southeast of the Round Mountain Mine in Nevada,  Longstreet is aRound Mountain style volcanic-hosted gold deposit. Previous work on the property has defined a resource of +100,000 ounces of gold equivalent within the “Main” target which is open-ended. Main received the bulk of the drilling done on the property. The first vein mapping program ever done at Longstreet was completed in October, 2002. This work disclosed that gold-bearing veins at Main, as well as 6 other targets in the project area are steeply dipping. Most of the previous drilling was vertical. This indicates high potential to increase continuity, tonnage and grade of the resource. Surface geochemical sampling of veins from all the currently defined targets found gold values up to 18.1 g/t.  As at Round Mountain the property contains strong potential for both open pit heap-leachable and high-grade millable ore.

The property is located 275 kilometers north-northwest of Las Vegas in Nye County, Nevada and 48 kilometers southeast of the Round Mountain Mine, which has produced 10 million ounces of gold to date.

Located on U.S. Forest Service lands, the property is held via 60 unpatented mining claims and 5 unpatented claims on private land totalling approximately 4.9 km2. These clames cover part of the deep potential at Main and the NE Main target.

History:  The Property was discovered in the early 1900’s, but had limited development work until 1929.  A 1929 report and maps show development of the “Golden Lion Mine” on two levels spaced 75 meters apart vertically.  The report indicates development of 300,000 tons of “vein material” averaging 0.20 oz/ton (6.8 g/t) gold and 8 oz/ton (274 g/t) silver.  A mill was constructed, the remnants of which are still on the property.  However, the small stopes underground indicate very little mining was done and the operation was abandoned.

The property lay idle until 1980 when Keradamex Inc. and E & B Exploration formed a joint venture to explore the property.  The venture conducted soil and rock chip geochemical surveys, limited underground sampling and drilled seven (one was abandoned) angle core holes into the Main mine workings area.  This drilling revealed the presence of fracture related gold mineralization up to 36 meters thick extending into the hanging wall of the vein structure.  Gold mineralization within this zone averaged 0.02- 0.528 oz/ton (0.7-18.1 g/t) and revealed the presence of a heap leachable target.   In 1982 Minerva Exploration optioned the property and initiated an underground sampling program.  In 1983 a joint venture was formed with Geomex Canada Resources Ltd.  Derry, Michener, and Booth were commissioned to assess the property and conducted underground sampling, bulk sampling and metallurgical testing.  They concluded there were reserves of 60,000 tons averaging 0.11 oz/ton (3.8 g/t) gold and 5 oz/ton (171 g/t) silver.

In early 1984 Naneco Resources Ltd., an Alberta company, acquired all of the assets of Minerva and an additional 10 percent interest in the property from Geomex.  As operator, Naneco immediately initiated drilling.  In 1985, with over 200 RC holes drilled the venture announced an oxidized drill inferred reserve of 850,000 tons averaging 0.079 oz/ton (2.7 g/t) gold and 1.1 oz/ton (38 g/t) silver along with an additional low grade reserve of 1.5 million tons averaging 0.021 oz/ton (0.72 g/t) gold and 0.4 oz/ton (14 g/t) silver.

During the next few years Naneco increased its interest from 53 percent to 100 percent, conducted additional metallurgy, economic evaluation and drilling.  The most recent reported resource indicates a “drill proven reserve” of 140,000 ounces of gold.  At least 492 RC holes have been drilled, most within the Main resource area.  Naneco’s last announcement also states that total property potential is “considerably higher than the 280,000 ounces currently believed to exist”.  Unable to raise money because of falling gold prices and strapped with high land payments to the claim owners, Naneco dropped the property in 1998.  MinQuest acquired it shortly thereafter. The Cyprus target, which was evaluated by Cyprus Minerals Company in 1987 was acquired by MinQuest in early 2002.

The property was optioned to Rare Earth Metals Corp. (REM) in May of 2002. REM later changed its name to Harvest Gold. Mapping and geochemical sampling of the 7 targets shown on the attached map was completed in October, 2002. From 2003 through 2005 REM drilled 30 holes into Main totaling 3,350 meters. The drill holes were angled toward the intersection of the two primary sheeted vein sets. Results showed a 20% improvement in average grade over vertical drilling. MinQuest created drilling sections on 30m spacing and did geologic interpretation of the veins and calculated a resource using a 0.015 oz/ton (0.51 g/t) gold equivalent cut-off. The Main deposit has a calculated geologic resource totaling 2,847,690 tons at a non-diluted grade of 0.061 oz/ton (2.09 g/t) gold equivalent (172,571 ounces). It is estimated that roughly 60 percent of this resource (103,542 ounces) may be minable by open pit, heap leach methods.

When REM split into Harvest Gold and VMS Ventures Inc. all of the attention and funding went to VMS and Harvest did no additional work at Longstreet from late 2005 to the present. After continuing protests from MinQuest the property was finally returned in August, 2009. By agreement with Minquest, Star Gold Corp. acquired the property on January 15, 2010.

Geology and Metallurgy: The Longstreet Project hosts a Round Mountain type volcanic-hosted gold/silver district.  As at Round Mountain the host rocks are poorly to moderately welded tuffs.  The bulk of the mineralization is contained in steeply dipping multiple vein sets.  The mineralized veins consist of quartz, pyrite and adularia.  Round Mountain, which originally emphasized bulk mining and run of mine heap leaching, now is designing its mining around the occurrence of high grade veins. The property occurs near the eastern edge of the northwest-trending Walker Lane volcanic hosted gold trend that includes such world-class deposits as the Comstock and Goldfield. Within this trend there is a more local northwest trending belt of gold occurrences, with Round Mountain being the largest discovered to date.

Within the project area northwest and east-west trending shear zones host the bulk of the gold/silver mineralization.  These shears average 65-75o dips, tend to be broad zones of many narrow veins and show normal movement (hanging wall down).  Mapping has shown that not only are the veins steeply dipping, but that in 5 of the 7 targets both shear trends are present. This means that to penetrate the maximum number of veins, not only are angle drill holes critical, but that they must be oriented perpendicular to the intersection of the 2 sets.

Star Gold Corp. has plotted approximately 300 drill holes in the vicinity of the Main resource and produced cross-sections.  Many of the holes are 30 meters or less in depth, which is insufficient to test the mineralization and most are vertical.  The 30 angle holes by REM and mapping and sampling of the two adits that cross the mineralization have allowed a more accurate interpretation of the Main deposit. The deposit consists of three distinct vein orientations. Historical mining and exploration concentrated on the Adit vein, a nearly east-west trending 45o north dipping structure. In addition, two sets of nearly vertical (~70o) sheeted veins form an important part of the resource. These veins trend N80E (azimuth = 80) and N35W (azimuth = 325).  After considerable study it has been determined that the most effective cross-section direction is along the intersection of these two vein directions, N11E (azimuth = 11).  Although the historic vertical drilling gave a reasonable estimate of the Adit vein resource it had a small hit rate of high angle veins and missed the majority of this portion of the resource.

Interpretation of the cross sections shows the Main gold zone is open to the west and southeast.  Additional drilling is needed on the deposit extensions. In addition six additional areas of sheeted veining associated with major shear zones have been identified.  All have significant associated gold anomalies and several have some geochemical drilling. At Cyprus Ridge the primary target are primary veins up to 5 meters in true thickness.  These 6 zones are described below under “Targets”.

Metallurgy:  Kappes, Cassiday and Associates composited numerous oxide drill intercept cuttings and conducted bottle roll tests on 10 samples.  Average results for -10 mesh samples were 85.4 percent gold and 37.9 percent silver recovery in 72 hours.  Chemical consumption was normal.  KCA then conducted column tests on three samples to test low, medium and high grade ore from underground.  After crushing to -3/4 inch the samples averaged 82 percent gold and 29 percent silver recovery.  Crushing to -6 mesh increased recovery to 93 percent for gold and 52 percent for silver.  KCA also conducted agitated cyanide tests on pulverized material and obtained 92 percent gold and 81 percent silver recovery.  These are the recoveries expected in a conventional mill.

Column leach tests were also done by Bacon-Donaldson on -2 inch material.  Recoveries varied from 85-90 percent for gold and 9-28 percent for silver, with underground samples being more susceptible to leaching than surface samples.  It appears the oxide zone of the Main deposit has reasonable leaching characteristics although silver recovery is poor.

Targets:  A short description of the 7 currently identified drilling targets at Longstreet follows: Main- The target consists of intersecting high-angle NW and E-W sheeted vein systems. Completion of an angle drilling program to the southwest perpendicular to the intersection of the two vein sets will continue to produce improved continuity and higher tonnage and grade.  Un-drilled extensions of this mineralization are indicated to the southeast and west.

NE Main: Approximately 450m N-NE of the Main resource there is a poorly-exposed, un-drilled target that looks identical to Main. The highest surface vein assay here is 0.93 ppm gold.   Opal Ridge: This is an erosional remnant of a sinter apron that once covered a much larger area. Extensions of the Main resource are down-dropped approximately 60m with an apparent displacement to the north of less than 10m. E-W and NW high level opal-rich veins are exposed in the lower portion of the apron with gold values up to 0.51 ppm. Although there may be a higher stripping ratio here, more of the deposit may be preserved.

North: This is a sheeted vein system with identical vein attitudes to Main. Values up to 18.1 ppm Au indicate a strong system, although vein density appears to be less than at Main. The western end of the target has the strongest exposed mineralization.

Cyprus Ridge Zone: Quartz veins up to 5 m thick occur in this 1.1 km long northwest trending sheeted vein system.  Cyprus Minerals Company completed a 920 m drill program in 1987.  All of the Cyprus holes were vertical or high angle and none tested the large primary vein set. No high-grade gold was intersected in their drilling. MinQuest mapped the intricate vein system in 2002, and collected 41 surface samples that contained values of up to 11.16 g/t Au, but average values are approximately 0.50 g/t.  Due to the abundance of low temperature silica, MinQuest concluded that the gold values are leakage anomalies from a deeper boiling zone.  The boiling zone is a high priority drill target.

Red Knob Zone: Mineralization outcrops as northwest trending sheeted quartz-adularia veins over an area 150m wide by 300m long. Surface sampling found values up to 2.97 g/t gold. In addition, a boulder field on the north side of the target contains quartz-adularia veins up to 1m in thickness in an area of no outcrop.  Drill intercepts from two holes testing a small portion of the target include 4.6 m @ 5.6 g/t Au and 7.6 m @ 0.99 g/t Au.

Spire: This is an E-W vertical to steeply north dipping sheeted vein system. Intersecting NW  trending veins are present, but are much less abundant than at Main. The highest assay from Spire is 0.45 ppm gold.

There is a strong possibility of discovering two or more economic, open pitable, heap leachable, deposits grading +0.06 oz/ton (+2.1 g/t) gold with significant silver credits at Longstreet.  In addition, the Cyprus target, has strong potential of becoming a high-grade +0.5 oz/ton (+17.1 g/t) underground mine.  Situated on a high ridge-top, it could be easily mined from a canyon elevation adit.

THE JET PROPERTY

On July 7th, 2010 the company acquired a 100% interest in the Jet Property located in Nevada from Minquest.  The agreement calls for the Company to invest a total of $110,000 (consisting of $40,000 in direct payments to MinQuest and $70,000 in expenditures towards development of the project) over the next seven years.  Under the agreement MinQuest is also entitled to receive residual payments if and when the project enters into production.

Location:
The property is located between the Palmetto Mountains south of Silver Peak in Esmeralda County, Nevada about 300 kilometers northwest of Las Vegas.  Goldfield, a 5.0 million ounce gold producer is 40 kilometers to the east. Access to the property is by 15 kilometers of good gravel road from Silver Peak.

Land Status:
Star Gold holds the property via unpatented mining claims on BLM federal lands.  MinQuest controls all claims that cover known targets.

History:
Several short adits were developed in the area in the 1920’s and1930’s.  Three of the four adits found are open to inspection. There is no evidence of any production from this work. The property lay idle until 1974 when Lyle Cambell, working on a grubstake agreement with American Selco, sampled and recommended it for acquisition. Cambell’s dump sampling averaged 2.0 g/t Au with a few grab samples assaying as high as 22 g/t.

American Selco sampled the underground working and developed a small reserve, according to Herb Duerr, who was one of the samplers. According to Duerr, some high grade values were found in brecciated quartz veins. MinQuest does not have this data, but sample tags are still present in the adits inspected.

Geology:
Regionally, the Jet property is located within the Walker Lane, which hosts important precious metal deposits such as Bullfrog, Goldfield and Tonopah.

The project area is underlain largely by chert, argillite and lessor limestone of the Ordovician age Palmetto formation that has been intruded by a large intermediate intrusive. The contact zone between the intrusive and sediment is a brecciated zone that strikes nearly east-west. Several apparently gently dipping quartz veins have been emplaced within this contact zone and then breccciated by further faulting. Post-mineral dikes, following late high angle faults are also present. Tertiary extrusive volcanics cover part of the surrounding area.   The area has been partially buried by material eroded from higher topography to the south.

One adit, near the base of the contact zone, intersects chacopyrite-bearing quartz that looks similar to high-grade gold ores in the Silver Peak district to the north. Sampling of quartz from the adits and dumps found significant gold values (up to 10.7 g/t) associated with the vein quartz.

Targets:
Initial inspection of underground workings at Jet indicates that the workings are largely accessible and should be systematically mapped and sampled. It currently appears that several veins occur in a contact breccia zone that is greater than 15 meters thick and gently dipping.  Establishment of the attitude of this contact zone and confirmation of the grades found by American Selco could quickly produce a drill target. No drilling has been done on the property.

ITEM 3.                    LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None, during this last fiscal year.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ANDSMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Our authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of July , 2010, there were 60,020,000 shares of our common stock issued and outstanding. We have not issued any shares of preferred stock.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “ELNV” and later in 2008 the symbol changed to “EDVL” to reflect a 3 to 1 Forward Split and on June 25, 2008 The symbol changed to “SRGO” to reflect the name change from Elan Development to Star Gold Corp. Our shares became eligible for quotation on the OTC Bulletin Board in April 2007, the high and low bid information for our common stock for the year ended April 30, 2010 is:

Year ended April 30, 2010	HIGH ($)	LOW ($)
	$0.72	$0.08

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

Recent Sales Of Unregistered Securities

In September 2009, the company completed a 2-1 forward split which increased the amount of shares outstanding to 61,350,000

On November 27th, 2009 the company completed a Private Placement with one individual at $0.50 per share and issued 510,000 common shares.  The total cash proceeds that were received was $255,000.

On November 30, 2009, the 80,000 common stock subscriptions sold in January 2009 were executed with the 2-1 forward split increasing the number of common stock by 160,000 shares.

ITEM 6.   SELECTED FINANCIAL DATA

Statement of Operations Information:
	Year Ended April 30, 2010	Year Ended April 30, 2009
Revenues	$0	$0
Gross profit	0	0
Total Operating Expenses	142,296	93,298
Net income (loss)	(142,296)	(93298)
Income (loss) per share (basic and diluted)	(0.00)	(0.00)
Weighted average shares of common stock outstanding (basic and diluted)

Balance Sheet Information:

	April 30, 2010	April 30, 2009
Working capital	$98,972	6,286
Total assets	134,632	15,018
Total liabilities	15,660	8,750
Accumulated Deficit	(362,528)	(220,232)
Stockholders’ equity (deficit)	118,972	6,286

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Based on the recommendations of our consulting geologists, we have decided to continue our exploration program on the Excalibur Property and the Longstreet Property. However, as at April 30, 2009, we had 15,018 cash on hand, of and a working capital deficit of $220,232. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended April 30, 2010 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended April 30
	2010	2009
Revenue	$--	$--
Expenses	(142,296)	(93,298)
Net Comprehensive Loss	$(142,296)	$(93,298)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We are an exploration stage company and presently are seeking other business opportunities.

The Company’s expenses are primarily a result of the increase exploration costs associated with our mineral exploration activities.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital

	At April 30, 2010	At April 30, 2009
Current Assets	$114,632	$15,018
Current Liabilities	(15,660)	(8,750)
Working Capital	$98,972	$6,286

Cash Flows
	Year Ended	Year Ended
	April 30, 2010	April 30, 2009
Cash Flows used in Operating Activities	$(135,586)	$(93,298)
Cash Flows from (used in) Financing Activities	255,200	80,000
Cash Flows from (used in) Investing Activities	(20,000)	--
Net Increase (Decrease) in Cash During Period	$99,614	$(12,048)

The increase in our working capital at April 30, 2010 from our year ended April 30, 2009 is primarily a result of the private placement we did for $255,000 on November 27th, 2009.

As of April 30, 2010, we had cash on hand of $114,632. Since our inception, our sole sources of financing have been sales of our common stock. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the period ended April 30, 2010 that there is substantial doubt that we will be able to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of April 30, 2010, including:

1.	Reports of Independent Registered Public Accounting Firm;*
2.	Balance Sheets as of April 30, 2010 and 2009;
3.	Statements of Operations for the years ended April 30, 2010 and 2009 and for the period from inception on March 11, 2004 to April 30, 2010;
4.	Statements of Cash Flows for the years ended April 30, 2010 and 2009 and for the period from inception on March 11, 2004 to April 30, 2010;
5.	Statement of Stockholders’ Equity (Deficiency) for the period from inception on March 11, 2004 through April 30, 2010; and
6.	Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors
of Star Gold Corp.

     We have audited the accompanying consolidated balance sheets of Star Gold Corp., (an Exploration Stage Company) as of April 30, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended April 30, 2010 and 2009 and for the period from December 8, 2006 (inception) through April 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gold Corp., as of April 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended April 30, 2010 and 2009 and the period from December 8, 2006 (inception) through April 30, 2010 in conformity with accounting principles generally accepted in the United States.

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

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
August 13, 2010

STAR GOLD CORP.
(An Exploration State Company)
CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash	114,632	15,018

TOTAL CURRENT ASSETS	114,632	15,018

Deposits related to mining Rights	20,000	-

TOTAL ASSETS	$134,632	$15,018

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	15,460	8,750
Loan from shareholder	200	-

TOTAL CURRENT LIABILITIES	15,660	8,750

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value 310,000,000 shares authorized 62,020,000 and 61,350,000 shares issued and outstanding as of April 30, 2010 and 2009.	62,020	61,350
Additional paid-in capital	419,480	85,150
Stock subscriptions receivable	-	80,000
Accumulated deficit during exploration stage	(362,528)	(220,232)

TOTAL SHAREHOLDERS' EQUITY	118,972	6,268

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$134,632	$15,018

STAR GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			from December 8,
	April 30,	April 30,	2006 (inception) to
	2010	2009	April 30, 2010

REVENUES	$-	$-	$-

Cost of operations	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and administrative expenses	142,296	93,298	362,528

Total operating expenses	142,296	93,298	362,528

Loss from operations before provision for income taxes	(142,296)	(93,298)	(362,528)

Provision for income taxes	-	-	-

NET LOSS	$(142,296)	$(93,298)	$(362,528)

Weighted average common shares outstanding - basic and diluted	61,631,370	60,708,904

Net loss per share-basic and diluted	$(0.002)	$(0.002)

STAR GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	10,000,000 shares authorized		310,000,000 shares authorized		Additional			Total
	Shares	Par Value	Shares	Par Value	Paid-in	Stock	Accumulated	Shareholders'
	Issued	$.001 per share	Issued	$.001 per share	Capital	Subscriptions	Deficit	Equity

BALANCE, DECEMBER 8, 2006 (INCEPTION)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued at $0.001 per share	-	-	60,150,000	60,150	26,350	-	-	86,500

Subscriptions towards common stock	-	-	-	-	-	60,000	-	60,000

Net loss	-	-	-	-	-	-	(126,934)	(126,934)

BALANCE, APRIL 30, 2008	-	$-	60,150,000	$60,150	$26,350	$60,000	$(126,934)	$19,566

Common stock issued at $0.001 per share	-	$-	1,200,000	$1,200	$58,800	-	$-	$60,000

Reversal of stock subscriptions	-	-	-	-	-	(60,000)	-	(60,000)

Subscriptions towards common stock	-	-	-	-	-	80,000	-	80,000

Net loss	-	-	-	-	-	-	$(93,298)	(93,298)

BALANCE, April 30, 2009	-	$-	61,350,000	$61,350	$85,150	$80,000	$(220,232)	$6,268

Common stock issued at $0.001 per share	-	-	510,000	510	254,490	-	-	255,000

Issuance of common stock towards subcriptions received	-	-	160,000	160	79,840	(80,000)	-	-

Net loss	-	-	-	-	-	-	(142,296)	(142,296)

BALANCE, April 30, 2010	-	-	62,020,000	62,020	419,480	-	(362,528)	118,972

STAR GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2010	2009	April 30, 2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(142,296)	$(93,298)	$(362,528)
Changes in assets and liabilities:
Accounts Payable and Accrued expenses	6,710	1,250	9,460
Purchase of mineral rights	-	-	6,000

NET CASH USED IN OPERATING ACTIVITIES	(135,586)	(92,048)	(347,068)

CASH FLOW FROM INVESTING ACTIVITIES:

Deposits related to mining rights	(20,000)	-	(20,000)

NET CASH USED IN INVESTING ACTIVITIES	(20,000)	-	(20,000)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from the issuance of common stock	255,000	-	401,500
Proceeds from shareholder loan	200	-	200
Proceeds from stock subscriptions	-	80,000	80,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	255,200	80,000	481,700

Increase (decrease) in Cash and Cash Equivalents	99,614	(12,048)	114,632

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,018	27,066	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$114,632	$15,018	$114,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash transactions	$-	$-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Star Gold Corp
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)
through April 30, 2010

NOTE 1 - NATURE OF OPERATIONS

Elan Development Inc. (the "Company") was incorporated in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada. The company is currently focusing on Gold properties in Nevada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of April 30, 2010, the Company had $114,632 in cash, working capital of $98,972, and shareholders’ equity of $118,972 and accumulated net losses of $362,528since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

The financial statement represents those of an exploration and development stage company whose main focus is in the exploration and development of gold.  The company main business is putting together land packages and mineral claims that the company perceives to have some potential for mineral reserves.  The company then spends capital to explore these claims by drilling, geophysical work or other exploration work deemed necessary.  The business is a high risk business as there is no guarantee that the exploration work the company is doing will turn up any economically viable minerals.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Accounting Standard Codification (ASC) Topic 915. “Accounting and Reporting by Development Stage Enterprises”.

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

Cash and cash equivalents

For the purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

Star Gold Corp
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)
through April 30, 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in Accounting Standard Codification topic360("ASC 360"), "Accounting for the Impairment or Disposal of Long-lived Assets". The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Start-up Expenses

The Company has adopted Accounting Standard Codification topic 720 ("ASC 720"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred.

Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on December 8, 2006 to April 30, 2007.

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expenses as incurred until such time as economic reserves are quantified. From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral resources equal or exceed the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. Costs related to site restoration programs will be accrued over the life of the project. To date, the Company has not established any proven reserves on its mineral properties.Currently all expenses and amounts allocated toward  mineral rights and claims have been written off as the date of acquisition.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency forconsistency with registrants of the Securities and Exchange Commission and in accordance with the ASC topic 830 “Foreign Currency Translation”.

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

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Statement of Operations. There were no exchange gains or losses as of April 30, 2010.

Star Gold Corp
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)
through April 30, 2010

Loss Per Share

The Company computed basic and diluted loss per share amounts for April 30, 2010 pursuant to the ASC topic 260, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Fair Value of Financial Instruments

ASC topic 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Comprehensive Loss

ASC topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of April 30, 2010 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

Income Taxes

Income taxes are recognized in accordance with ASC topic 740, "Accounting for Income Taxes", whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rates expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

NOTE 3 – MINERAL LEASES AND CLAIMS

EXCALIBUR PROPERTY

On April 11, 2008,  Star Gold Corp. executed a property purchase agreement (the "Agreement") with MinQuest, Inc. ("MinQuest") granting the Registrant the right to acquire 100% of the mining interests of one Nevada mineral exploration property currently controlled by MinQuest, a natural resource exploration company. The property named the Excalibur Property (“ the Property"). The Property is located in Mineral County Nevada and currently consists of 8 unpatented mining claims. On June 18, 2009 Star Gold Corp. and MinQuest entered into an amending agreement to add an additional 42 Claims surrounding the current 8 claims, expanding the total claims to 50 claims held under the original purchase agreement.

We have completed an initial exploration program on the Excalibur Property,which included Geological Mapping, Rock Sampling and Assaying. Based on this analysis we have decided to move forward with the permitting of this property and our drilling program.  The permitting was completed in June 2010 and our drilling program commenced the week of June 20th, 2010.

THE LONGSTREET PROPERTY

Star Gold has signed an option agreement for the Sole Exclusive Rights to Lease 60 unpatented mining claims totaling approximately 490 hectare from MinQuest Inc known as The Longstreet property. The company is currently going through the permitting stage to allow it to commence drilling.

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

Star Gold Corp
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)
through April 30, 2010

THE JET PROPERTY

On July 7th, 2010 the company acquired a 100% interest in the Jet Property located in Nevada from Minquest.  The agreement calls for the Company to invest a total of $110,000 (consisting of $40,000 in direct payments to MinQuest and $70,000 in expenditures towards development of the project) over the next seven years.  Under the agreement MinQuest is also entitled to receive residual payments if and when the project enters into production.

COPPER BELLE PROPERTY

During the Company dropped it’s 100% interest in a certain mineral property in the Nicola Mining Division British Columbia, Canada, collectively referred as to the Copper Belle Property.  The company has decided to focus on it’s properties in the state of Nevada.

NOTE 4 — RECENT AUTHORITATIVE PRONOUNCEMENTS

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) amended its accounting guidance on the consolidation of variable interest entities (VIE). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of the beginning of our 2010 fiscal year, and the adoption did not have a material impact on our financial statements.

In October 2009, the FASB issued updated guidance on multiple-deliverable revenue arrangements. Specifically, the guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements will also be required. The new guidance is effective for revenue arrangements entered into or materially modified on and after January 1, 2011. The Company does not expect the application of this new standard to have a significant impact on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17 (formerly Statement No. 167), “Consolidations (Topic 810) – Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities”. ASU 2009-17 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities (QSPEs) that are currently excluded from previous consolidation guidance. ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-17 did not have an impact on our financial condition, results of operations, or disclosures.

In December 2009, the FASB issued ASU No. 2009-16 (formerly Statement No. 166), “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets”. ASU 2009-16 amends the derecognition accounting and disclosure guidance. ASU 2009-16 eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated. ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-16 did not have an impact on our financial condition, results of operations, or disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs Star Gold Corp.

Star Gold Corp
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)
through April 30, 2010

Recent Accounting Procurements (Continued)

(Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

Star Gold Corp
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)
through April 30, 2010

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

On November 11, 2008, the Company has completed a Private placement with one individual to issue 600,000 common shares and 600,000 share purchase warrants at a price of $0.10per unit. Each unit comprises of one common share and one share purchase warrant. The term of the warrant is for three years, and may be exercised at $0.20 during the first year $0.30 during the second year and $0.40 during the third year. No commissions were paid and no registration rights have been granted.

As of January 15, 2009 the company has initiated a private placement of 100,000 shares at $1.00 per share. To date the Company has received $80,000 from one subscribing individual for a total subscription  of 80,000 common shares.

In September the company completed a 2-1 forward common stock split which increased the amount of shares outstanding to 61,350,000

On November 27th, 2009 the company completed a Private Placement with one individual at $0.50 per share and Issued 510,000 common shares.  The total cash proceeds that were received was $255,000.

On November 30th, 2009, the 80,000 common stock subscriptions sold in January 2009 were executed with the 2-1 forward split increasing the number of common stock by 160,000 shares.

As of April 30th, 2010, the company had a total of 62,020,000 shares outstanding.

Star Gold Corp
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)
through April 30, 2010

NOTE 6.  — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive, and it reflects the effects of the 2-1 forward split that took place in September 2009.  As of April 30, 2010, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

	April 30,
	2010	2009
Numerator:
Continuing operations:
Income from continuing operations	$(142,296)	$(93,298)
Effect of dilutive convertible debt	--	--
Total	$(142,296)	$(93,298)

Discontinued operations
Loss from discontinued operations	--	--

Net income (loss)	$(142,296)	$(93,298)

Denominator:
Weighted average number of shares outstanding – basic and diluted	61,631,370	60,708,904

EPS:
Basic:
Continuing operations	$(0.003)	$(0.002)
Discontinued operations	0.00	0.00
Net income/(loss)	$(0.003)	$(0.002)

Diluted
Continuing operations	$(0.003)	$(0.002)
Discontinued operations	0.00	0.00
Net income/(loss)	$(0.003)	$(0.002)

Star Gold Corp
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)
through April 30, 2010

NOTE 7. — INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. A valuation allowance of 100% of the deferred tax assets was made, and there are no deferred taxes as of April 30, 2010 and 2009. There was no income tax expense for the years ended April 30, 2010 and 2009 due to the Company’s net losses.

The Company’s tax benefit differs from the “expected” tax benefit for the years ended April 30, 2010, which is (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows

Star Gold Corp
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period of December 8, 2006 (inception)
through April 30, 2010

NOTE 7 — INCOME TAXES (CONTINUED)

	2010	2009

Computed "expected" tax benefit	$(48,381)	$(31,721)
Less; benefit of operating loss carryfowards	48,381	31,721

	$--	$--

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at April  30, 2010 are as follows:

	2010	2009

Current	$-	$-
Non-current	142,296	93,298

Total gross deferred tax assets	142,296	93,298
Less valuation allowance	(142,296)	(93,298)

Net deferred tax assets	$--	$-

The Company has made a 100% valuation allowance of the deferred income tax asset at April 30, 2010, as it is not expected that the deferred tax assets will be realized.  The net increase in valuation allowance during the year ended April 30, 2010 was approximately $142,296.

NOTE 8 – SUBSEQUENT EVENTS

During June 2010 the Company completed it permitting on its Excalibur Property to allow it to move forward with its drilling program.  The drilling program commenced the week of June 20th, 2010.

On July 7th, 2010 the company acquired a 100% interest in the Jet Property located in Nevada from Minquest.  The agreement calls for the Company to invest a total of $110,000 (consisting of $40,000 in direct payments to MinQuest and $70,000 in expenditures towards development of the project) over the next seven years.  Under the agreement MinQuest is also entitled to receive residual payments if and when the project enters into production.

We have evaluated the subsequent event on August 13, 2010.

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no changes in or disagreements with our principal independent accountants. However, our principal independent accountants.

We have engaged Jewett, Schwartz, Wolfe and Associates as our independent auditors since April 2007.

During the years ended April 30, 2010 and 2009 and subsequent to April 30, 2010 through to the date hereof, neither we, nor anyone on our behalf, has consulted with Jewett, Schwartz , Wolfe and Associatesregarding the application of accounting principles to a specified transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Jewett, Schwartz , Wolfe and Associates provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or any reportable events as set for in Item 304(a)(3) of Regulation S-X.

ITEM 9A.                 CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by 5Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the year ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                 OTHER INFORMATION.

We have filed items on Form 8K on June 5, 2009, June 18, 2009 .July 10, 2009, January  15, 2010, and  July 7, 2010.

On June 5, 2009 the Board of Directors of the registrant passed unanimously a resolution authorizing a forward split of the authorized and issued and outstanding common shares on a three to one (2 – 1) basis bringing the total common shares issued and outstanding to 60,150,000 and authorized common shares to 600,000,000

On April 11, 2008,  Star Gold Corp. formerly Elan Development, Inc. (the "Registrant") executed a property purchase agreement (the "Agreement") with MinQuest, Inc. ("MinQuest") granting the Registrant the right to acquire 100% of the mining interests of one Nevada mineral exploration property currently controlled by MinQuest, a natural resource exploration company. The property named the Excalibur Property (“ the Property"). The Property is located in Mineral County Nevada and currently consists of 8 unpatented mining claims. On June 18, 2009 Star Gold Corp. and MinQuest entered into an amending agreement to add an additional 42 Claims surrounding the current 8 claims, expanding the total claims to 50 claims held under the original purchase agreement.

In addition to expanding the Excalibur Property on June 18, 2009 via amending agreement between Star Gold Corp. and MinQuest, and expanding the total claims to 50 claims, covering an area of approximately 1000 acres, Star Gold Corp. has commenced exploration activities on the Excalibur Property in accordance with the company’s business plan.

On July 10, 2009,The Company was a shell company as defined in Rule 12b-2 under the Securities  Exchange Act  of 1934, as amended (17 CFR 240.12b-2), but has untaken actions in regards to its business plans that are beyond nominal operations and have assets consisting of greater than cash or cash equivalents  that has the effect of causing it to cease being a shell company, as defined in Rule 12b-2.

 During the past year the company has added a new president who is very experienced in the natural resource industry. Also, the company has appointed 2 other directors both of whom are Professional Geologists. The company acquired new mining claims in April 2008 the Excalibur Property.  Additionally, the company has expanded the Excalibur Property on June 18, 2009 via amending agreement between Star Gold Corp. and MinQuest, and expanding the total claims to 50 claims, covering an area of approximately 1000 acres. Star Gold Corp. has commenced exploration activities on the Excalibur Property in accordance with the company’s business plan and has raised approximately $140,000 for operations during the past year.

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

On July 7, 2010, Star Gold Corp. (the "Registrant") executed a Property Option Agreement (the "Agreement") with MinQuest, Inc. ("MinQuest") granting the Registrant the right to acquire 100% of the mining interests of one Nevada mineral exploration property located in Esmeralda County, Nevada, currently controlled by MinQuest, a natural resource exploration company located in Nevada.  The property is named the Jet Project (“the Property").  The terms of the Agreement require an initial cash payment of $5,000 USD and reimbursement of certain expenses and costs.  The Option Agreement includes cash payments totaling an additional $35,000 over seven (7) years.  The company has also agreed, as part of its obligations under the Agreement, to incur expenditures, related to the development of the Property, of at least $70,000 over the same seven year period.  Upon satisfaction of its obligations under the Agreement, the Company will receive a quitclaim deed transferring title to the Property subject to a three percent (3%) Net Smelter Return payable to MinQuest on a gong-forward basis.

The Property is located in Esmeralda County Nevada and currently consists of 4 unpatented mining claims.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROLPERSONSANDCORPORATE GOVERNANCE; COMPLIANCE WITHSECTION16(A) OFTHEEXCHANGE ACT.

Our executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	48	President, Treasurer and Director
Scott Jenkins	59	Director
Edwin Ullmer	69	Director

Set forth below is a brief description of the background and business experience of our officers and directors:

Lindsay E. Gorrill

 Lindsay E. Gorrill has been Stargold Corps President and Treasurer since February 7, 2008. Mr. Gorrill  is the Chief Executive Officer, Chief Financial Officer since September 2009, and Director of Jayhawk Energy, Inc. since July 6, 2007Mr. Gorrill is the Chief Executive Officer, President and Chief Financial Officer of Canada Fluorspar Inc, since April 15, 2009.  Mr. Gorrill has held senior positions at Ernst & Whinney, Peat Marwick Thorne and KPMG. He has twenty years of senior management experience and has a diverse industry background with public companies. His senior management experience includes financial management, ... strategic planning, financings, acquisitions and corporate restructurings. He served as Chief Financial Officer of Coral Gold Resources Ltd. from March 15, 2006 to November 2007. He served as President and Chief Operating Officer of Berkley Resources Inc. from November 17, 2005  to July 3, 2008 and continues to serve as a director for Berkley. Mr. Gorrill served as President and Chief Executive Officer of WGI Heavy Minerals, Inc. until April 2005. He was Manager of KPMG. He has been a Director of Berkley Resources Inc. since July 2004. He has also been the Chief Financial Officer and director of Quinto Mining Corp. from July 27, 2007 to June 24, 2008.. Mr. Gorrill served as a Director of WGI Heavy Minerals, Inc. until April 2005. Mr. Gorrill is a Chartered Accountant and graduated from Simon Fraser University with a BBA in Finance and Marketing.

Scott Jenkins

Scott Jenkins brings over 30 years of international geological exploration and development experience, including 15 years within the Nevada region and nearly 10 years in South Africa, which included successful tenures as New Projects Manager for RTZ Limited (also known as Rio Tinto Zinc) and as Managing Director of Geelfontein Exploration. Mr. Jenkins' most recent positions are as current President of Complex Systems Analysis Inc. (based out of Nevada) and formerly as Quality Assurance Inspector for Veka West Inc. where he received an achievement award in 2005 for his work. Scott bolstered his management experience with Jenkins & Associates in Botswana, SLJ Exploration and RTZ Limited (also known as Rio Tinto Zinc) in South Africa. He has also served as a Geologist for Kenecott Exploration, Westmont Mining, Homestatke Mining Company, Amselco Exploration in Nevada, AMAX Exploration in Montana, Moly Corporation in Washington, Anaconda Minerals Company in Utah and in the public sector for the Oregon Department of Minerals. He holds a Bachelor's Degree in Geology from the University of Colorado. Mr. Jenkins also continued his study in Economic-Structural Geology at the Oregon State University.

Edwin Ullmer

Mr. Ullmer brings over 30 years of international geological exploration and development experience, including time with DeBeers Diamonds Inc. (Anglo-American Corp.), Hudson Bay Mining and Smelting Co., and Union Pacific Railroad.He has dealt with many different types of precious and base metals, including uranium, vanadium, diamonds and gold.Along with his North American exposure, Mr. Ullmer has also amassed an international profile, serving as a uranium exploration consultant for Denison Mining Co. in Mongolia and Zambia. Many of Mr. Ullmer's years have been spent analysing the areas surrounding Star Gold's Excalibur Project in Nevada and California.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended April 30, 2010, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2010:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lindsay Gorrill President, & Director	2009 2010	$7,500 $12,500	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$7,500 $12,500

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2010, we did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 9th, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Lindsay Gorrill	36,000,000 Direct	58
Common Stock	Scott Jenkins	0	0
Common Stock	Edwin Ullmer	0	0
Common Stock	All Directors and Executive Officers as a Group (3 people)	36,000,000	58
5% STOCKHOLDERS
Common Stock	Lindsay Gorrill	36,000,000 Direct	58
|
Notes:
(1)
Based on 62,020,000 shares of our common stock issued and outstanding as of July 29, 2009,. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2010

CHANGE IN CONTROL

On May 28, 2008 Colleen Ewanchuk the Company’s former president transferred to Lindsay Gorrill the Company’s new president 18,000,000 common shares for the sum of $25,000.  Lindsay Gorrill’s stock position was effected by the companies 2-1 forward split in September 2009 and his stock position now totals 36,000,000 common shares.

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

On April 5, 2007, we issued 6,000,000 total shares of common stock who at the time was our sole executive officer and sole director, Colleen Ewanchuk , at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act. The shares were subsequently split in early 2008 on a 3 to 1 basis giving Colleen Ewanchuk 18,000,000 common shares. On May 28, 2008 Colleen Ewanchuk the Company’s former president transferred to Lindsay Gorrill the Company’s new president  18,000,000 common shares for the sum of $25,000. Lindsay Gorrill’s stock position was effected by the companies 2-1 forward split in September 2009 and his stock position now totals 36,000,000 common shares.

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

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2010	Year Ended April 30, 2009
Audit Fees	15,000	$15,790
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,000	$15,790

ITEM 15.                EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

Exhibit
Number	Description of Exhibits

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 June 14, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR GOLD CORP.

Date:	July 31, 2010	By:	/s/ Lindsay Gorrill
President, Treasurer (Principal Executive Officer and Principal Accounting Officer)

Date:	July 31, 2010	By:	/s/ Scott Jenkins
Scott Jenkins Director

Date:	July 31, 2010	By:	/s/ Edwin Ullmer
Edwin Ullmer Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 31, 2010	By:	/s/ Lindsay Gorrill
President, Treasurer (Principal Executive Officer and Principal Accounting Officer) Director

Date:	July 31, 2010	By:	/s/ Scott Jenkins
Scott Jenkins Director

Date:	July 31, 2010	By:	/s/ Edwin Ullmer
Edwin Ullmer Director