Form 10-Q
period 2010-07-31
Star Gold Corp.
filed 2010-09-15
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended  July 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2010, the Issuer had 62,020,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2010 are not necessarily indicative of the results that can be expected for the year ending April 30, 2011.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Star” mean Star Gold Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated

STAR GOLD CORP.
(An Exploration Stage Company)

 CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2010	2010
	Unaudited
ASSETS

CURRENT ASSETS:
Cash	$72,287	$114,632

TOTAL CURRENT ASSETS	$72,287	$114,632
		$
FIXED ASSETS:

Leasehold Improvements	$1,077	$-

TOTAL FIXED ASSETS	$1,077	$-

OTHER ASSETS
Deposit related to mineral rights	$20,000	$20,000

TOTAL OTHER ASSETS	$20,000	$-

TOTAL ASSETS	$93,364	$134,632

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$69,140	$15,460

OTHER CURRENT LIABILITIES
Loan from Shareholder	$200	$200

TOTAL CURRENT LIABILITIES	$69,340	$15,660

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value 300,000,000 shares authorized 62,020,000 shares issued and outstanding	$62,020	$62,020
Additional paid-in capital	$419,480	$419,480
Stock subscriptions receivable	$-	$-
Accumulated deficit	$(457,476)	$(362,528)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	$24,023	$118,972

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$93,364	$134,632

STAR GOLD CORP.
Formerly: Elan Development, Inc.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three	For the Three	For the Period
	Months Ended	Months Ended	from December 8,
	July 31,	July 31,	2006 (inception)
	2010	2009	to July 31, 2010

REVENUES	$-	$-	$-

Cost of operations	$-	$-	$-

GROSS PROFIT	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	$94,948	$14,201	$457,476

Total operating expenses	$94,948	$14,201	$457,476

Loss from continuing operations
before provision for income taxes	$(94,948)	$(14,201)	$(457,476)

Provision for income taxes	$-	$-	$-

NET LOSS	$(94,948)	$(14,201)	$(457,476)

Weighted average common shares outstanding - basic and diluted	61,631,370	30,675,000

Net loss per share-basic and diluted	(0.002)	(0.0002)

STAR GOLD CORP.
Formerly Elan Development Inc.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the three months ended 31-Jul-10	For the three months ended 31-Jul-09		For the Period from December 8, 2006 (inception) to 31-Jul-10
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(94,948)		$(14,201)	$(457,476)
Changes in assets and liabilities:
Prepaid expenses	$-		$(400)	$(400)
Accrued expenses	$53,680		$2,500	$63,540
Impairment of mineral rights	-		-	$6,000
				-
NET CASH USED IN OPERATING ACTIVITIES	$(41,268)		$(12,101)	$(388,336)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	$-		$-	$401,500
Proceeds from shareholder loan	-		-	$200
Net proceeds from subscriptions receivable	$-		$-	$80,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-		$-	$481,700

CASH FLOW FROM INVESTING ACTIVITIES
Leasehold Improvements	$(1,077)	$		$(1,077)
Deposit related to mining rights	$-		$-	$(20,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	$(1,077)		$-	$(21,077)
Increase (decrease) in Cash and Cash Equivalents	$(42,345)		$(12,101)	$72,287

CASH AND CASH EQUIVALENTS, BEGINNINGOF PERIOD	$114,632		$15,018	$-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,287		$2,917	$72,287

SUPPLEMENTAL DISCLOSURE OF CASH FLOWINFORMATION:
Cash paid for interest	$-		$-	$-
Cash paid for income taxes	$-		$-	$-

STAR GOLD CORP.
(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the period of December 8, 2006 (inception)
through July 31, 2010

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp., formerly known as Elan Development Inc. (the "Company") was incorporated in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada. The company is currently focusing on Gold properties in Nevada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2010, the Company had $72,287 in cash, working capital of $2,947, and shareholders’ equity of $24,023 and accumulated net losses of $457,476 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2010 annual consolidated financial statements. All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2010 annual financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the period of December 8, 2006 (inception)
through July 31, 2010

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
(Unaudited)
For the period of December 8, 2006 (inception)
through July 31, 2010

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

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in Accounting Standard Codification topic 360 ("ASC  360"), "Accounting for the Impairment or Disposal of Long-lived Assets". The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the period of December 8, 2006 (inception)
through July 31, 2010

Start-up Expenses

The Company has adopted Accounting Standard Codification topic 720 ("ASC 720"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred.

Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on December 8, 2006 to July 31, 2007.

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral resources equal or exceed the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. Costs related to site restoration programs will be accrued over the life of the project. To date, the Company has not established any proven reserves on its mineral properties.  Currently, all expenses and amounts allocated toward mineral rights and claims have been written off as the date of acquisition.

On April 11, 2008, Star Gold Corp., formerly known as Elan Development, Inc. (the "Registrant"), executed a property purchase agreement (the "Agreement") with MinQuest, Inc. ("MinQuest") granting the Registrant the right to acquire 100% of the mining interests of one Nevada mineral exploration property currently controlled by MinQuest, a natural resource exploration company. The property named the Excalibur Property (“the Property"). The Property is located in Mineral County Nevada and currently consists of 8 unpatented mining claims. Since the payment obligations are non-refundable, if the Company does not make any payments under the Agreement, they will lose any payments made and the rights to the respective property. If all said payments under the Agreements are made, the Company will acquire all mining interests in the respective property.

Because the claims have no proven mineral reserves, the amount allocated toward mineral rights and claims was considered 100% impaired and written off at the date of acquisition. The Company has paid approximately $57,000 towards this agreement as of July 31, 2010.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the ASC topic 830 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income Statement Account in Shareholder’s Equity, if applicable. There were no translation adjustments as of July 31, 2010.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the period of December 8, 2006 (inception)
through July 31, 2010

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Statement of Operations. There were no exchange gains or losses as of July 31, 2010.

Loss Per Share

The Company computed basic and diluted loss per share amounts for July 31, 2010 pursuant to the ASC topic 260, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

ASC topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of July 31, 2010 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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
(Unaudited)
For the period of December 8, 2006 (inception)
through July 31, 2010

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

THE LONGSTREET PROPERTY

Star Gold Corp. has signed an option agreement for the Sole Exclusive Rights to Lease 60 unpatented mining claims totaling approximately 490 hectare from MinQuest Inc known as The Longstreet property. The company is currently going through the permitting stage to allow it to commence drilling.

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
(Unaudited)
For the period of December 8, 2006 (inception)
through July 31, 2010

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

COPPER BELLE PROPERTY

During the previous fiscal year the Company dropped its 100% interest in a certain mineral property in the Nicola Mining Division British Columbia, Canada, collectively referred as to the Copper Belle Property.  The company has decided to focus on its properties in the state of Nevada.

NOTE 4 – RECENT AUTHORITATIVE PRONOUNCEMENTS

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Other ASUs that are effective after July 31, 2010, are not expected to have a significant effect on the Company’s financial position or results of operations.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the period of December 8, 2006 (inception)
through July 31, 2010

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

As of July 31st, 2010, the company had a total of 62,020,000 shares outstanding.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the period of December 8, 2006 (inception)
through July 31, 2010

NOTE 6 – SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s Consolidated Financial states and concluded that no subsequent events have occurred that would require adjustments or disclosures into the consolidated financial statements.

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

Overview

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

During the year we dropped our 100% interest in the Copper Belle Property, in British Columbia to focus on our Nevada Properties. We have no further interest in this property or any ongoing dealings.

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

The Longstreet project is located 48 kilometers southeast of the Round Mountain Mine in Nevada,  Longstreet is a Round Mountain style volcanic-hosted gold deposit. Previous work on the property has defined a resource of +100,000 ounces of gold equivalent within the “Main” target which is open-ended. Main received the bulk of the drilling done on the property. The first vein mapping program ever done at Longstreet was completed in October, 2002. This work disclosed that gold-bearing veins at Main, as well as 6 other targets in the project area are steeply dipping. Most of the previous drilling was vertical. This indicates high potential to increase continuity, tonnage and grade of the resource. Surface geochemical sampling of veins from all the currently defined targets found gold values up to 18.1 g/t.  As at Round Mountain the property contains strong potential for both open pit heap-leachable and high-grade millable ore.

The property is located 275 kilometers north-northwest of Las Vegas in Nye County, Nevada and 48 kilometers southeast of the Round Mountain Mine, which has produced 10 million ounces of gold to date.
Located on U.S. Forest Service lands, the property is held via 60 unpatented mining claims and 5 unpatented claims on private land totaling approximately 4.9 km2. These claims cover part of the deep potential at Main and the NE Main target.

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

There is a strong possibility of discovering two or more economic, open pitable, heap leachable, deposits grading +0.06 oz/ton (+2.1 g/t) gold with significant silver credits at Longstreet.  In addition, the Cyprus targ has strong potential of becoming a high-grade +0.5 oz/ton (+17.1 g/t) underground mine.  Situated on a high ridge-top, it could be easily mined from a canyon elevation adit.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At July 31, 2010	At April 30, 2010
Current Assets	$72,287	$114,632
Current Liabilities	$(69,340)	$(15,660)
Working Capital (Deficit)	$2,947	$98,972

Cash Flows

Three Months Ended
July 31, 2010
Cash Flows from (used in) Operating Activities	$(41,268)
Cash Flows from (used in) Investing Activities	$(1,077)
Cash Flows from (used in) Financing Activities	$0
Net Increase (decrease) in Cash During Period	$(42,345)

The decrease in our working capital surplus at July 31, 2010 from the period ended April 30, 2010 is reflective of the current state of our business development., primarily due to the increase in our professional fees paid, property acquisition and exploration expenses in connection with moving forward with our business plan and the operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of July 31, 2010, we had cash on hand of $72,287. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended April 30, 2010, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We have incurred a net loss of $457,476 for the period from December 8, 2006 (inception) to July 31, 2010 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at July 31, 2010 and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our consolidated financial statements for the year ended April 30, 2010.

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

Mineral Property Acquisition Payments and Exploration Costs

We record our interest in mineral properties at cost. We expense all costs incurred on mineral properties to which we have secured exploration rights, other than acquisition costs, prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

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

CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As of July 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except that the Company increased its internal controls around the issuance and recording of common stock sales.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

None.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended. (1)

4.1	Form of Share subscription.(1)

10.1	Purchase Agreement dated April 17,2005 between Andrew Sostad and Star Gold Corp.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on June 13, 2007, as amended.

REPORTS ON FORM 8-K

We did file reports on Form 8-K, on June 5, 2009, June 18, 2009, July 10, 2009, January 15, 2010 and July 7, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR GOLD CORP.

September 14, 2010	By:	/s/ Lindsay Gorrill
Lindsay Gorrill
President, Chief Executive Officer
Chief Financial Officer
(Principal Accounting Officer)