Form 10-Q
period 2010-10-31
Star Gold Corp.
filed 2010-12-15
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended  October 31, 2010

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

Check whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (Not applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2010, the Issuer had 62,020,000 Shares of
Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2010,  are not necessarily indicative of the results that can be expected for the year ending April 30, 2011.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Star” mean Star Gold Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

STAR GOLD CORP.
Formerly: Elan Development, Inc.
(An Exploration Stage Company)

BALANCE SHEETS
	October 31,	April 30,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$ 30,163	$ 114,632

TOTAL CURRENT ASSETS	$ 30,163	$ 114,632

OTHER ASSETS
Deposit related to mineral rights	$ 20,000	$ 20,000

TOTAL OTHER ASSETS	$ 20,000	$ 20,000

TOTAL ASSETS	$ 50,163	$ 134,632

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$ 66,063	$ 15,460
Loan from Shareholder	200	200

TOTAL CURRENT LIABILITIES	66,263	15,660

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 300,000,000 shares authorized
62,020,000 shares issued and outstanding	62,020	62,020
Additional paid-in capital	590,125	419,480
Stock subscriptions received	99,017	-
Accumulated deficit	(767,261)	(362,528)

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(16,099)	118,972

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 50,163	$ 134,632

The accompanying notes are an integral part of the financial statements

STAR GOLD CORP.
Formerly: Elan Development, Inc.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three	For the Three	For the Six	For the Six	For the Period
	Months Ended	Months Ended	Months Ended	Months Ended	from December 8,
	October 31,	October 31,	October 31,	October 31,	2006 (inception)
	2010	2009	2010	2009	to October 31, 2010

REVENUE	$ -	$ -	$ -	$ -	$ -

Cost of Operations	$ -	$ -	$ -	$ -	$ -

GROSS PROFIT	$ -	$ -	$ -	$ -	$ -

OPEARTING EXPENSES
General and administrative expenses	$ 309,785	$ 4,717	$ 404,733	$ 18,918	$ 767,261

Total operating expenses	$ 309,785	$ 4,717	$ 404,733	$ 18,918	$ 767,261

Loss from continuing operations before provision for income taxes	$ (309,785)	$ (4,717)	$ (404,733)	$ (18,918)	$ (767,261)

Provision for income taxes	$ -	$ -	$ -	$ -	$ -

NET LOSS	$ (309,785)	$ (4,717)	$ (404,733)	$ (18,918)	$ (767,261)

Weighted average commons shares outstanding - basic and diluted	62,020,000	61,350,000	62,020,000	61,350,000

Net loss per share - basic and diluted	$ (0.005)	$ (0.000)	$ (0.007)	$ (0.000)

The accompanying notes are an integral part of the financial statements

STAR GOLD CORP.
Formerly: Elan Development, Inc.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six	For the Six	For the Period
	Months Ended	Months Ended	from December 8,
	October 31,	October 31,	2006 (inception) to
	2010	2009	October 31, 2010
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (404,733)	$ (18,918)	$ (767,261)
Depreciation	$ 1,377		$ 1,377
Stock options expense	170,645		170,645
Changes in assets and liabilities:
Accounts payable	50,603	4,079	60,062
Impairment of mineral rights	-	-	6,000

NET CASH USED IN OPERATING ACTIVITIES	$ (182,109)	$ (14,839)	$ (529,177)

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	$ -	$ -	$ 401,500
Proceeds from shareholder loan	-	-	200
Net proceeds from subscriptions receivable	99,017		179,017

NET CASH PROVIDED BY FINANCING ACTIVITIES	$ 99,017	$ -	$ 580,717

CASH FLOW FROM INVESTING ACTIVITIES:
Deposits related to mining rights			$ (20,000)
Leasehold Improvements	$ (1,377)		$ (1,377)
.
NET CASH PROVIDED BY INVESTING ACTIVITIES	$ (1,377)	$ -	$ (21,377)
Increase (decrease) in Cash and Cash Equivalents	$ (84,469)	$ (14,839)	$ 30,163

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$ 114,632	$ 15,018	$ -

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 30,163	$ 179	$ 30,163

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

For the period of December 8, 2006 (inception)

through October 31, 2010

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp., formerly known as Elan Development Inc. (the "Company") was incorporated in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada. The company is currently focusing on Gold properties in Nevada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of October 31, 2010, the Company had $30,163 in cash, working capital of ($36,100), and shareholders’ equity (deficit) of ($16,099) and accumulated net losses of $767,261 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

through October 31, 2010

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

through October 31, 2010

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

through October 31, 2010

Start-up Expenses

The Company has adopted Accounting Standard Codification topic 720 ("ASC 720"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred.

Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on December 8, 2006 to October 31, 2010.

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

Because the claims have no proven mineral reserves, the amount allocated toward mineral rights and claims was considered 100% impaired and written off at the date of acquisition. The Company has paid approximately $81,000 towards this agreement through October 31, 2010.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the ASC topic 830 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of December 8, 2006 (inception)

through October 31, 2010

translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income

Statement Account in Shareholder’s Equity, if applicable. There were no translation adjustments as of October 31, 2010.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Statement of Operations. There were no exchange gains or losses as of October 31, 2010

Loss Per Share

The Company computed basic and diluted loss per share amounts for October 31, 2010 pursuant to the ASC topic 260, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

ASC topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of October 31, 2010 the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

through October 31, 2010

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

through October 31, 2010

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

Other ASUs that are effective after October 31, 2010, are not expected to have a significant effect on the Company’s financial position or results of operations.

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

As of October 31st, 2010, the company had a total of 62,020,000 shares outstanding.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of December 8, 2006 (inception)

through October 31, 2010

NOTE 6 – SUBSEQUENT EVENTS

On September 2, 2010, the Company initiated  a Private placement with one individual to issue 240,000 common shares and 240,000 share purchase warrants at a price of $0.50 per unit. Each unit comprises of one common share and one share purchase warrant. The term of the warrant is for two years, and may be exercised at $0.75 during the first year and $1.00 during the third year. No commissions were paid and no registration rights have been granted.   The Private Placement was completed on November 26, 2010.

The individual also exercised 650,000 share purchase warrants at .20 per share to complete the transaction for $130,000 concurrent to the Private Placement described above.

NOTE 7 – RELATED PARTY

The Company rents office space from a company partially owned by our President and  chief  executive officer and director, Lindsay Gorrill, at  6240 East Seltice Way Suite C, Post Falls, Idaho, USA 83854. This office space consists of approximately 350 square feet, and Mr. Gorrill supplies this office space to the company at a cost of $750 per month.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

PROPERTIES

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

GEOLOGY

Outcrops within the project boundary have been mapped as Permian Mina Formation to recent alluvial fill.  The oldest apparent unit outcropping in the area is at least partially of Permian age known as the Mina Formation. It has been age dated by K-Ar dates of detrital hornblende and by fossil fusulinids. The Formation is composed of silty to sandy shale and greywacke. Graded bedding and turbidity structures were noted in the field and were useful in identifying the upside of steeply dipping beds. This unit is green to gray grading from sands to feldspathic mudstone. Massive units are green in color and probably derived from a basic volcanic component. This unit is at least 600 feet thick based on mapping within the project area. The middle unit is composed of tuff with a pumice-rich basal layer. This unit is distinctive and can be used as a top-set indicator since bedding and sag structures in shale are generally destroyed by alteration. This unit is rather thin from a few feet to 20 feet thick. The upper unit is composed of massive to laminated gray to red-brown chert. It may be up to 200 feet thick in some places. However, this unit may be thickened by folding and faulting where mapped. The Mina Formation has been intruded by a Cretaceous quartz-eye granite porphyry stock on the south end of the project. This porphyry ranges from 89 to 93 Ma. The sediment contact is metamorphosed to slate and bleached quartzite. Feldspathic diorite plugs intrude the north and central portion of the property. The diorite has distinctive (calcic) feldspar laths, often encased in another (sodic) feldspar. These plugs may be lower Miocene in age correlating with other feldspathic diorite bodies elsewhere in the range. The age dates for similar plugs in the area range from 15 to 22 Ma. Fractionated mafic dikes or sills are probably related to the feldspathic diorite plugs. The dikes or sills utilize fault planes for emplacement. Most of the mineralization occurs during this phase and strongly affects adjacent slate, meta-tuff. Mild alteration effects are also noted within the quartz porphyry. The dikes are generally bleached and altered to clay suggesting mineralizing fluids are related to this event or at least provided plumbing for later hydrothermal fluids. A late stage leucocratic dike swarm parallels the main northwesterly trending valley bisecting the project. This dike swarm cuts all rock types and appears to be the youngest rock formation within the project boundary. No age dates are known for this unit.

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

The Longstreet project is located 48 kilometers southeast of the Round Mountain Mine in Nevada.  Longstreet is a Round Mountain style volcanic-hosted gold deposit. Previous work on the property has defined a resource of +100,000 ounces of gold equivalent within the “Main” target which is open-ended. Main received the bulk of the drilling done on the property. The first vein mapping program ever done at Longstreet was completed in October, 2002. This work disclosed that gold-bearing veins at Main, as well as 6 other targets in the project area are steeply dipping. Most of the previous drilling was vertical. This indicates high potential to increase continuity, tonnage and grade of the resource. Surface geochemical sampling of veins from all the currently defined targets found gold values up to 18.1 g/t.  As at Round Mountain the property contains strong potential for both open pit heap-leachable and high-grade millable ore.

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

The property lay idle until 1980 when Keradamex Inc. and E & B Exploration formed a joint venture to explore the property.  The venture conducted soil and rock chip geochemical surveys, limited underground sampling and drilled seven (one was abandoned) angle core holes into the Main mine workings area.  This drilling revealed the presence of fracture related gold mineralization up to 36 meters thick extending into the hanging wall of the vein structure.  Gold mineralization within this zone averaged 0.02- 0.528 oz/ton (0.7-18.1 g/t) and revealed the presence of a heap leachable target.  ?In 1982 Minerva Exploration optioned the property and initiated an underground sampling program.  In 1983 a joint venture was formed with Geomex Canada Resources Ltd.  Derry, Michener, and Booth were commissioned to assess the property and conducted underground sampling, bulk sampling and metallurgical testing.  They concluded there were reserves of 60,000 tons averaging 0.11 oz/ton (3.8 g/t) gold and 5 oz/ton (171 g/t) silver.

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

During the next few years Naneco increased its interest from 53 percent to 100 percent; conducted additional metallurgy; economic evaluation and drilling.  The most recent reported resource indicates a “drill proven reserve” of 140,000 ounces of gold.  At least 492 RC holes have been drilled, most within the Main resource area.  Naneco’s last announcement also states that total property potential is “considerably higher than the 280,000 ounces currently believed to exist”.  Unable to raise money because of falling gold prices and strapped with high land payments to the claim owners, Naneco dropped the property in 1998.  MinQuest acquired it shortly thereafter. The Cyprus target, which was evaluated by Cyprus Minerals Company in 1987 was acquired by MinQuest in early 2002.

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

NE Main: Approximately 450m N-NE of the Main resource there is a poorly-exposed, un-drilled target that looks identical to Main. The highest surface vein assay here is 0.93 ppm gold.? ?Opal Ridge: This is an erosional remnant of a sinter apron that once covered a much larger area. Extensions of the Main resource are down-dropped approximately 60m with an apparent displacement to the north of less than 10m. E-W and NW high level opal-rich veins are exposed in the lower portion of the apron with gold values up to 0.51 ppm. Although there may be a higher stripping ratio here, more of the deposit may be preserved.

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

History:

Several short adits were developed in the area in the 1920’s and1930’s.  Three of the four adits found are open to inspection. There is no evidence of any production from this work. The property lay idle until 1974 when Lyle Cambell, working on a grubstake agreement with American Selco, sampled and recommended it for acquisition. Cambell’s dump sampling averaged 2.0 g/t Au,,with a few grab samples assaying as high as 22 g/t.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	October 31, 2010	April 30, 2010
Current Assets	$ 30,163	$ 114,632
Current Liabilities	$ (66,263)	$ (15,660)
Working Capital (Deficit)	$ (36,100)	$ 98,972

Cash Flows
Six Months Ended October 31, 2010
Cash Flow from (used in) Operating Activities	$ (182,109)
Cash Flow from (used in) Financing Activities	$ 99,017
Cash Flows from (used in) Investing Activities	$ (1,377)
Net increase (decrease in Cash During Period	$ (84,469)

Cash Flows

The decrease in our working capital surplus at October 31, 2010 from the period ended April 30, 2010 is reflective of the current state of our business development., primarily due to the increase in our professional fees paid, property acquisition and exploration expenses in connection with moving forward with our business plan and the operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of October 31, 2010, we had cash on hand of $30,163. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended April 30, 2010, that there is substantial doubt that we will be able to continue as a going concern.

SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
(Unaudited)
	For the Three	For the Six
	Months Ended	Months Ended
	October 31,	October 31,
	2010	2010

Legal, audit and professional fees	$ 24,910	$ 28,596
Office and computer expense	3,401	8,002
Rent and lease expense	2,623	4,173
Telephone and utilities	523	1,020
Auto and travel	1,481	4,165
Consultant Fees	22,122	48,979
Management and Directors fees	9,250	17,000
Stock Option Expense	170,645	170,645
General Administrative and Insurance	3,476	11,969
Exploration and Development expense	71,356	110,184
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	$ 309,785	$ 404,733

Current Financial Operations

As described herein, the Company has commenced and will continue exploration on the Jet, Longstreet and Exaclibur properties.  Exploration and development expense of $110,184 for the six months ending October 31 ,2010 for permitting, environmental studies, assays, detailed geologic mapping of the properties and extensive sampling to determine potential sites for future mining operations.  Relative to past periods, additional professionals and consultants have been utilized to further the exploration and development of the properties.

Stock options with associated expense of $170,645 were granted to certain key consultants, professional advisors, officers and directors during the six months ended October 31, 2010.

 Future Financings

We have incurred a net loss of $767,261 for the period from December 8, 2006 (inception) to October 31, 2010 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at October 31, 2010 and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended October 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our consolidated financial statements for the year ended April 30, 2010.

Exploration Stage Enterprise

Our financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as we devote substantially all of our efforts to acquiring and exploring mineral properties in British Columbia, Canada and the State of Nevada. Until such properties are acquired and developed, we will continue to prepare our financial statements and related disclosures in accordance with entities in the exploration stage.

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

As of October 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and principal financial officer concluded that our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None

ITEM 6.                EXHIBITS

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

STAR GOLD CORP.

December 15, 2010	By:	/s/ Kelly Stopher
Kelly Stopher
Chief Financial Officer
(Principal Accounting Officer)