Form 10-Q
period 2011-01-31
Star Gold Corp.
filed 2011-03-22
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended  January 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-% during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (Not applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2011, the Issuer had 62,960,000 Shares of
Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2011,  are not necessarily indicative of the results that can be expected for the year ending April 30, 2011.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Star” mean Star Gold Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

For the period of December 8, 2006 (inception)

through January 31, 2011

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp., formerly known as Elan Development Inc. (the "Company") was incorporated in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada. The Company is currently focusing on Gold properties in Nevada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2011, the Company had $55,876 in cash, working capital of $52,959, and shareholders’ equity of $72,959 and accumulated net losses of $970,500 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

The financial statement represents those of an exploration and development stage company whose main focus is in the exploration and development of gold.  The Company’s main business is putting together land packages and mineral claims that the company perceives to have some potential for mineral reserves.  The Company then spends capital to explore these claims by drilling, geophysical work or other exploration work deemed necessary.  The business is a high risk business as there is no guarantee that the exploration work the company is doing will turn up any economically viable minerals.

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

through January 31, 2011

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

through January 31, 2011

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

through January 31, 2011

Start-up Expenses

The Company has adopted Accounting Standard Codification topic 720 ("ASC 720"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred.

Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on December 8, 2006 to January 31, 2011.

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

Because the claims have no proven mineral reserves, the amount allocated toward mineral rights and claims was considered 100% impaired and written off at the date of acquisition. The Company has paid approximately $81,000 towards this agreement through January 31, 2011.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with the ASC topic 830 “Foreign Currency Translation”.

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of December 8, 2006 (inception)

through January 31, 2011

translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income

Statement Account in Shareholder’s Equity, if applicable. There were no translation adjustments as of January 31, 2011.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  If applicable, exchange gains and losses are included in other items on the Statement of Operations. There were no exchange gains or losses as of January 31, 2011

Loss Per Share

The Company computed basic and diluted loss per share amounts for January 31, 2011 pursuant to the ASC topic 260, “Earnings per Share.”  There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

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

Comprehensive Loss

ASC topic 220, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of January 31, 2011,  the Company has no items that represent comprehensive loss and therefore, has not included a schedule of comprehensive loss in financial statements.

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

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of December 8, 2006 (inception)

through January 31, 2011

NOTE 3 – MINERAL LEASES AND CLAIMS

EXCALIBUR PROPERTY

On April 11, 2008,  the Company executed a property purchase agreement (the "Agreement") with MinQuest, Inc. ("MinQuest") granting the Registrant the right to acquire 100% of the mining interests of one Nevada mineral exploration property currently controlled by MinQuest, a natural resource exploration company. The property named the Excalibur Property (“the Property"). The Property is located in Mineral County Nevada and currently consists of 8 unpatented mining claims. On June 18, 2009 Star Gold Corp. and MinQuest entered into an amending agreement to add an additional 42 Claims surrounding the current 8 claims, expanding the total claims to 50 claims held under the original purchase agreement.

We have completed an initial exploration program on the Excalibur Property, which included Geological Mapping, Rock Sampling and Assaying. Based on this analysis we have decided to move forward with the permitting of this property and our drilling program.  The permitting was completed in June 2010 and our drilling program commenced the week of June 20th, 2010.

THE LONGSTREET PROPERTY

Star Gold Corp. has signed a Property Option Agreement for the sole exclusive rights to lease 60 unpatented mining claims totaling approximately 490 hectare from MinQuest Inc known as The Longstreet property. The Company is currently going through the permitting stage to allow it to commence drilling.

The terms of the 100% Property Option Agreement: initial cash payment of $20,000 USD, issuance of 25,000 shares of Star Gold shares and 25,000 stock options based on “fair market price” to MinQuest Inc.  The Property Option Agreement includes cash payments totaling $250,000 over seven years and the issuance of 175,000 shares and 175,000 stock options based on “fair market price” over the same seven-year period.  The Company has agreed to work commitments of $3,550,000 over seven years.  Following the Seventh Anniversary and if commitments have been met Star Gold shall receive a quitclaim for 100% interest in the property in consideration of a 3% NSR to MinQuest Inc.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of December 8, 2006 (inception)

through January 31, 2011

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

NOTE 4 – RECENT AUTHORITATIVE PRONOUNCEMENTS

Recent Accounting Pronouncements

Other ASUs that are effective after January 31, 2011, are not expected to have a significant effect on the Company’s financial position or results of operations.

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

through January 31, 2011

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

The individual also exercised 650,000 share purchase warrants at $0.20 per share to complete the transaction for $130,000 concurrent to the Private Placement described above.

On November 1, 2010, the Company issued 25,000 shares of its common stock pursuant to a Property Option Agreement for the sole exclusive rights to lease 60 unpatented mining claims.  The shares were valued at $0.60 as of the date of the agreement.

On December 18, 2010, the Company issued 25,000 shares of its common stock pursuant to an agreement for the Sole Exclusive Rights to Lease 60 unpatented mining claims.  The shares were valued at $0.60 as of the date of the agreement.

As of January 31, 2011, the Company had a total of 62,960,000 shares outstanding.

NOTE 6 – SUBSEQUENT EVENTS

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period of December 8, 2006 (inception)

through January 31, 2011

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

Because our President and director, Lindsay Gorrill, owns 57% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Gorrill are inconsistent with the interests of other stockholders.

Lindsay Gorrill, our President, and Treasurer controls 57% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Gorrill is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Gorrill is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Gorrill exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Gorrill will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Gorrill to their detriment, and (iii) control over transactions between himself and Star Gold.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The decrease in our working capital surplus at January 31, 2011 from the period ended April 30, 2010 is reflective of the current state of our business development., primarily due to the increase in our professional fees paid, property acquisition and exploration expenses in connection with moving forward with our business plan and the operating expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of January 31, 2011, we had cash on hand of $55,876. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended April 30, 2010, that there is substantial doubt that we will be able to continue as a going concern.

SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

Current Financial Operations

As described herein, the Company has commenced and will continue exploration on the Jet, Longstreet and Exaclibur properties.  Exploration and development expense of $157,692 for the nine months ending January 31, 2011, was expensed for permitting, environmental studies, assays, detailed geologic mapping of the properties and extensive sampling to determine potential sites for future mining operations.  Relative to past periods, additional professionals and consultants have been utilized to further the exploration and development of the properties.

Stock options with associated expense of $304,959 were granted to certain key consultants, professional advisors, officers and directors during the nine months ended January 31, 2011.

 Future Financings

We have incurred a net loss of $993,000 for the period from December 8, 2006 (inception) to January 31, 2011, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

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

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows at January 31, 2011, and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended January 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

As of January 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and principal financial officer concluded that our disclosure controls and procedures were effective.

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

STAR GOLD CORP.

March 22, 2011	By:	/s/ Kelly Stopher
Kelly Stopher
Chief Financial Officer
(Principal Accounting Officer)