Form 10-K
period 2011-04-30
Star Gold Corp.
filed 2011-08-15
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended April 30, 2011

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

 Commission File Number 000-52711

 STAR GOLD CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6240 E. Seltice Way, Suite C Post Falls, Idaho (Address of principal executive office)	83854 (Postal Code)
(208) 664-5066 (Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act: Yes[ ] No [ x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes[ ] No [ x]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [x]   No [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post filed).    Yes  [  ]  No  [ ] (Not required)

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of III of this Form 10-K or any amendment to the Form 10-K.  [x]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  [ ]

 Accelerated Filer [ ]

 Non-Accelerated Filer [ ]

Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [x]

The Company had $Nil  in revenue during the year.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on August 11, 2011 was $5,666,400

As of August 11, 2011 there were 62,960,000 shares of issuer’s common stock outstanding.

STAR GOLD CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2011

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING FINANCIAL STATEMENTS

PART I

ITEM 1.- DESCRIPTION OF BUSINESS

ITEM 1A. - RISK FACTORS AND OTHER UNCERTAINTIES

ITEM 1B. - UNRESOLVED STAFF COMMENTS

ITEM 2. - DESCRIPTION OF PROPERTIES

ITEM 3. - LEGAL PROCEEDINGS

ITEM 4. - [REMOVED AND RESERVED]

PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER

   MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.

 - SELECTED FINANCIAL DATA

ITEM 7.

 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

   AND RESULTS OF OPERATIONS

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.

 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.

 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

    AND FINANCIAL DISCLOSURE

ITEM 9A. - CONTROLS AND PROCEDURES

ITEM 9B. - OTHER INFORMATION

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND

     CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE

     EXCHANGE ACT.

ITEM 11. - EXECUTIVE COMPENSATION

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     AND RELATED STOCKHOLDER MATTERS

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

     INDEPENDENCE.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. - EXHIBITS

     SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statement that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or stating that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•

Risks related to the Company’s properties being in the exploration stage;

•

Risks related to the mineral operations being subject to government regulation;

•

Risks related to the Company’s ability to obtain additional capital to develop the Company’s resources, if any;

•

Risks related to mineral exploration and development activities;

•

Risks related to mineral estimates;

•

Risks related to the Company’s insurance coverage for operating risks;

•

Risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;

•

Risks related to the competitive industry of mineral exploration;

•

Risks related to the title and rights in the Company’s mineral properties;

•

Risks related to the possible dilution of the Company’s common stock from additional financing activities;

•

Risks related to potential conflicts of interest with the Company’s management;

•

Risks related to the Company’s shares of common stock;

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements.  Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of Business” and “Management’s Discussion and Analysis” of this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Star Gold Corp. disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.  The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s  Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Star Gold,” and the “Company”, mean Star Gold Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending April 30, 2011.  The following statements may be forward-looking in nature and actual results may differ materially.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Corporate Background

The Company was originally incorporated on December 8, 2006 under the laws of the State of Nevada as Elan Development, Inc.  On April 25, 2008, the name of the company was changed to Star Gold Corp.   Star Gold Corp. is an exploration stage company engaged in the acquisition and exploration of precious metal deposit properties and advancing them toward production.  The Company is engaged in the business of exploring, evaluating and acquiring mineral prospects with the potential for economic deposits of precious and base metals.

The Company currently owns the rights to acquire up to a 100% mining interest (covering a total of 50 unpatented claims) in a mineral property located in the State of Nevada known as the Excalibur Property.

The Company has completed an initial exploration program on the Excalibur Property, which included Geological Mapping, Rock Sampling and Assaying.  Based on this analysis the Company has decided to move forward with the permitting of this property and associated drilling program.  The permitting was completed in June 2010 and the drilling program commenced the week of June 20th, 2010.

Star Gold Corp. currently leases with an option to acquire 60 unpatented mining claims (covering approximately 490 Hectares)located in the State of Nevada and known as the Longstreet Property. The Company is currently going through the permitting stage to allow it to commence drilling.

On July 7th, 2010, Star Gold Corp. acquired a 100% mining interest in a property located in the State of Nevada (approximately 300 kilometers northwest of Las Vegas) known as the Jet Property.

The Company has no patents, licenses, franchises or concessions which are considered by the Company to be of importance.  The business is not of a seasonal nature.  Since the potential products are traded in the open market, the Company has no control over the competitive conditions in the industry.

Overview of Mineral Exploration and Current Operations

Star Gold Corp. is an exploration stage mineral company with no producing mines.   Mineral exploration is essentially a research activity that does not produce a product.  As such the Company acquires properties which it believes have potential to host economic concentrations of minerals, particularly gold and silver.  These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others.  An unpatented mining claim is an interest that can be acquired to the mineral rights on open lands of the federal owned public domain.  Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management  The Company intends to remain in the business of exploring for mining properties that have the potential to produce gold, silver, base metals and other commodities.

Compliance With Government Regulations

If the Company decides to continue with the acquisition and exploration of mineral properties in the State of Nevada it will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Nevada and the United States Federal agencies.

United States

Mining in the State of Nevada is subject to federal, state and local law. Three types of laws are of particular importance to the Company’s U.S. mineral properties: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

Land Ownership and Mining Rights.

On Federal Lands, mining rights are governed by the General Mining Law of 1872 (General Mining Law) as amended, 30 U.S.C. §§ 21-161 (various sections), which allows the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and proper compliance with claim location requirements. A valid mining claim provides the holder with the right to conduct mining operations for the removal of locatable minerals, subject to compliance with the General Mining Law and Nevada state law governing the staking and registration of mining claims, as well as compliance with various federal, state and local operating and environmental laws, regulations and ordinances. As the owner or lessee of the unpatented mining claims, the Company has the right to conduct mining operations on the lands subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of any applicable mining lease, and compliance with applicable federal, state, and local laws, regulations and ordinances.

Mining Operations

The exploration of mining properties and development and operation of mines is governed by both federal and state laws.

The State of Nevada likewise requires various permits and approvals before mining operations can begin, although the state and federal regulatory agencies usually cooperate to minimize duplication of permitting efforts. Among other things, a detailed reclamation plan must be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. The Nevada Department of Environmental Protection, which is referred to as the NDEP, is the state agency that administers the reclamation permits, mine permits and related closure plans on the Nevada property. Local jurisdictions (such as Eureka County) may also impose permitting requirements (such as conditional use permits or zoning approvals).

Environmental Law

The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of the Company’s operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to the Company’s proposed operations may be encountered. The Company is  currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Unless and until a mineral resource is proved, it is unlikely Star Gold Corp. operations will move beyond the exploration stage. If in the future the Company decides to proceed beyond exploration, there will be numerous notifications, permit applications, and other decisions to be addressed at that time.

Competition

Star Gold Corp. competes with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties and also for equipment and labor related to exploration and development of mineral properties. Many of the mineral resource exploration and development companies with whom the Company competes have greater financial and technical resources.  Accordingly, competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact Star Gold Corp.’s ability to finance further exploration and to achieve the financing necessary for the Company to develop its mineral properties.

The Company provides no assurance it will be able to compete in any of its business areas effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the business, financial condition and operating results.

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 6240 E. Seltice Way, Suite C, Post Falls, ID  83854.  The telephone number is (208) 664-5066.  Star Gold Corp. subleases  office space from Marlin Property Management, LLC (“Marlin”) which is a single member limited liability company owned by the spouse of the Company’s President and member of its Board of Directors, Lindsay Gorrill.  This office space consists of approximately 250 square feet, and Marlin supplies this office space to the company at a monthly rental rate of $750.  Star Gold Corp. does not currently own title to any real property.

Employees

The Company has no employees other than its executive officers as of the date of this Annual Report on Form 10-K. Star Gold Corp. conducts business largely through independent contractor agreements with consultants.

Research and Development Expenditures

The Company has not incurred any research expenditures since incorporation.

Reports to Security Holders

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC.  Electronically filed reports may be accessed at www.sec.gov.  Interested parties also may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC  20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.

 ITEM 1A.

RISK FACTORS

The following factors, among others, could cause the actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere from time to time.

Estimates of mineralized material are forward-looking statements inherently subject to error.  Although resource estimates require a high degree of assurance in the underlying data when the estimates are made, unforeseen events and uncontrollable factors can have significant adverse or positive impacts on the estimates.  Actual results may inherently differ from estimates.  The unforeseen and uncontrollable factors include but are not limited to:  geologic uncertainties including inherent sample variability, metal price fluctuations, variations in mining and processing parameters, and adverse changes in environmental or mining laws and regulations.  The timing and effects of variances from estimated values cannot be accurately predicted.

Failure to successfully address the risks and uncertainties described below would have a material adverse effect on the Company’s business, financial condition and/or results of operations, and the trading price of the Company’s common stock may decline and investors may lose all or part of their investment.  Star Gold Corp. cannot assure readers that the Company will successfully address these risks or other unknown risks that may affect its business.

There is doubt about the Company’s ability to continue as a going concern.

The auditor’s report on the Company’s 2011 financial statement expresses an opinion that substantial doubt exists as to whether the Company can continue as a going concern.  Because obtaining investment capital is not certain, or that the Company’s officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, Star Gold Corp may not have the funds necessary to continue operations.  See “April 30, 2011 Audited Financial Statements.”

Risks Related to the Company

The Company has a limited operating history on which to base an evaluation of the business and prospects

The Company has not derived any revenue from exploration of its properties.  The Company’s operating history has been limited to the acquisition and exploration of its mineral properties. Such history does not provide a meaningful basis for an evaluation of its prospects for success if future determinations are made that mineral reserves exist and to commence construction and operation of a mine.  Other than through conventional and typical exploration methods and procedures, the Company has no addition means to evaluate the likelihood of whether its mineral properties contain any mineral reserve or, if they do, that they will be operated successfully.  The Company anticipates that it will continue to incur operating costs without realizing any revenues during the period when it explores the properties.

During the fiscal year ended April 30, 2011, the Company had losses of $344,860 in connection with the maintenance and exploration of its mineral properties and the operation of the exploration business.  The Company therefore expects to continue to incur significant losses into the foreseeable future.  The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations.  At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business.  The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition.  There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share if the Company issues additional employee/director/consultant options or if the Company sells additional shares to finance its operation.

The Company has not generated any revenues from the exploration of its properties.  In order to further expand the Company’s business and meet its objectives, additional capital funding may need to be finance through sale and issuance of additional shares, including but not limited to, raising funds to explore the Longstreet and Excalibur properties.  Furthermore, to finance any acquisition activity, growth and/or additional exploration programs, should those activities be properly approved, and depending on the outcome of its exploration programs, the Company may also need to issue additional shares.  The Company may also in the future grant to some or all of its directors, officers, insiders and key employee/consultants options to purchase common shares in the Company as non-cash incentives.  The issuance of any equity securities could, and the issuance of any additional shares will, cause existing stockholders to experience dilution of their ownership interests.

Should the Company issue additional shares in order to finance its business activities , investors’ interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  As of the date of the filing of this report there are outstanding 790,000 common share purchase warrants exercisable into 790,000 shares of common stock and 2,160,000 options granted that are exercisable into 2,160,000 of common shares.  If all of these are exercised or converted, these would represent approximately 4.5% of the Company’s issued and outstanding shares.  If all of the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders.  The dilution may result in a decline in the market price of the Company’s shares.

Conflicts of interest

Certain of the Company’s officers and directors may be or become associated with other businesses, including natural resource companies that acquire interests in properties.  Such associations may give rise to conflicts of interests from time to time.  The Company’s directors are required by law to act honestly and in good faith with a view to the Company’s best interests and to disclose any interest, which they may have in any of the Company’s projects or opportunities.  In general, if a conflict of interest arises at a meeting of the board of directors, any director in a conflict will disclose his interest and abstain from voting on such matter or, if he does vote, his vote will not be counted.

Dependence on Key Management Personnel

The Company’s ability to continue exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on its ability to attract and maintain qualified key management personnel.  Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain such personnel.  The Company’s development now and in the future will depend on the effort of key management figures such as Lindsay Gorrill, Kelly Stopher, Ed Ullmer and Scott Jenkins.  The loss of any of these key people could have a material adverse effect on the Company’s business.  In addition, the Company has expanded the provisions of its stock option plan so the Company can provide incentive for the key personnel.

Failure to obtain additional financing

The Company’s only continuing source of funds is through sales of equity positions received from investors which may not be sufficient to sustain operations.  Any additional funds required would have to come from the issuance of debt or the sale of common stock.  There is no guarantee that funds will be available from either source.  If Star Gold Corp. is unsuccessful in raising additional funds, the Company will not be able to develop its properties and may be unable to continue as a going concern.

Company President and director, Lindsay Gorrill, owns 57.2% of the Company’s outstanding common stock which may cause corporate decisions controlled by Mr. Gorrill to appear to be inconsistent with the interests of other stockholders.

Company President Lindsay Gorrill controls 57.2% of issued and outstanding shares of the Company’s common stock. Accordingly, in accordance with Star Gold Corp.’s Articles of Incorporation and Bylaws, Mr. Gorrill is able to control who is elected to the board of directors. Since Mr. Gorrill is not simply a passive investor but is also one of the Company’s  active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, stockholders will be dependent upon Mr. Gorrill exercising his fiduciary duties as an officer and/or as a member of the Board of Directors. Also, due to his stock ownership position, Mr. Gorrill will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to the Company’s Articles of Incorporation; and (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Gorrill to their detriment.

There is substantial risk that no commercially viable mineral deposits will be found due to speculative nature of mineral exploration,

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk. Star Gold cannot provide investors with assurance that its mining claim contains commercially viable mineral deposits. The exploration program that the Company will conduct on its claim may not result in the discovery of commercial viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, the Company may be unable to complete its business plan and investors could lose their entire investment.

Due to the inherent dangers involved in mineral exploration, there is a risk that the Company may incur liability or damages as it conducts its business.

The search for minerals involves numerous hazards. As a result, Star Gold Corp. may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which the Company cannot insure or against which we may elect not to insure. Star Gold Corp. currently has no such insurance nor does the Company expect to acquire such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed the Company’s asset value and cause management to liquidate all of the Company’s assets resulting in the loss of a stockholder’s entire investment.

Exploration efforts may be adversely affected by metals price volatility causing the Company to cease exploration efforts.

The company has no earnings.  However, the success of any exploration effort is derived from the price of metal prices that are affected by numerous factors including:  1) expectations for inflation; 2) investor speculative activities: 3) relative exchange rate of the U.S. dollar to other currencies; 4) global and regional demand and production; 5) global and regional political and economic conditions; and 6) production costs in major producing regions.  These factors are beyond the Company’s control and are impossible for the Company to accurately predict.

There is no guarantee that current favorable prices for metals and other commodities will be sustained.  If the market prices for these commodities fall the Company may temporarily suspend or cease exploration efforts.

Governmental regulation and environmental risks

The Company’s business is subject to extensive federal, state and local laws and regulations governing mining exploration, development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters.  New legislation and regulations may be adopted at any time that results in additional operating expense, capital expenditures or restrictions and delays in the exploration, mining, production or development of its properties.

Internal control, fraud detection and financial reporting

Should the Company fail to maintain an effective system of internal controls, it may not be able to detect fraud or report financial results accurately, which could harm the business and could be subject to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company is required to perform an evaluation of its internal controls over financial reporting.  The Company is required to have an independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation.  Continuing compliance with the requirements of Section 4040 is expected to be expensive and time-consuming.  If the independent registered public accounting firm cannot attest to management’s evaluation, the Company could be subject to regulatory scrutiny and a loss of public confidence in the Company’s internal controls.  In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

Risks Associated with the Company’s Common Stock

Star Gold Corp. stock is a penny stock; stockholders will be more limited in their ability to sell their stock.

The shares of Star Gold Corp. common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of the Company’s common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

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

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of Star Gold Corp. common stock.

The Company’s stock price has been volatile and stockholder investment in the Company’s common stock could suffer a decline in value.

The Company’s common stock is quoted on the OTC Bulletin Board.  The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, some of which are beyond the Company’s control.  These factors include price fluctuations of precious metals, government regulations, disputes regarding mining claims, broad stock market fluctuations and economic conditions in the United States.

Although the Company’s common stock is currently quoted on the OTC Bulletin Board, there are no assurances any public market for the Company’s common stock will continue.  There are also no assurances as to the depth or liquidity of any such market or the prices at which holders may be able to sell the shares.  An investment in these shares may be totally illiquid and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

The Company does not intend to pay any dividends on shares of common stock in the near future.

The Company does not currently anticipate declaring and paying dividends to its stockholders in the near future, and any future decision as to the payment of dividends will be at the discretion of the board of directors and will depend upon the Company’s earnings, financial position, capital requirements, plans for expansion and such other factors as the board of directors deems relevant.  It is the Company’s intention to apply net earnings, if any, in the foreseeable future to finance the growth and development of the business.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

 DESCRIPTION OF PROPERTIES.

The Company subleases office space at 6240 East Seltice Way, Suite C, Post Falls, Idaho 83854 for $750 per month from Marlin Property Management, LLC an entity owned by the spouse of the Company President, Lindsay Gorrill.  The Company believes this office space and facilities are sufficient to meet the Company's present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

The Company currently does not own any real property.

THE EXCALIBUR PROPERTY

On April 11, 2008, Star Gold Corp. executed a property purchase agreement (the "Excalibur Agreement") with MinQuest, Inc. ("MinQuest") granting the Company the right to acquire up to 100% of the mining interests within the Excalibur Property, a mineral exploration property. The property is located in Mineral County Nevada and the Excalibur Agreement originally covered 8 unpatented mining claims. On June 18, 2009, the Company and MinQuest entered into an amending agreement to add an additional 42 claims and expanding the total to 50 claims.

The Company has completed an initial exploration program on the Excalibur Property, which included Geological Mapping, Rock Sampling and Assaying.  Based on this analysis we have decided to move forward with the permitting of this property and associated drilling program.  The permitting was completed in June 2010 and the drilling program commenced the week of June 20, 2010.

History: The Moho vein, located within the Excalibur Property, was discovered in 1903 and mined intermittently until the 1930’s.  According to the US Bureau of Mines IC 6941 written in 1937, the property produced over $100,000 of ore at an average grade of 1 opt gold, 6.5 opt silver and 1.4% lead. This equates to about 5000 tons of hand sorted ore. The report also states that an additional 250,000 tons of ore were blocked out which average approximately 8.5 ppm gold over 3.2 feet of width. After 1937 additional work was completed along the northern portion of the property. However, no additional production information is available for the property. The property went into foreclosure around 1984 and was held by the lender until 2006 when Tesoro Resources purchased the property. Although there is significant underground work and numerous trenches along strike of the mineralized zones, no apparent drilling was found within Tesoro’s property during this investigation. In 1991 Dennis Flagle discovered the Excalibur area. He leased the project to Alta Gold in 1996. The project is located approximately 3000 feet northeast of the Moho mine.

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

Geology: Outcrops within the project boundary have been mapped as Permian Mina Formation to recent alluvial fill.  The oldest apparent unit outcropping in the area is at least partially of Permian age known as the Mina Formation. It has been age dated by K-Ar dates of detrital hornblende and by fossil fusulinids. The Formation is composed of silty to sandy shale and greywacke. Graded bedding and turbidity structures were noted in the field and were useful in identifying the upside of steeply dipping beds. This unit is green to gray grading from sands to feldspathic mudstone. Massive units are green in color and probably derived from a basic volcanic component. This unit is at least 600 feet thick based on mapping within the project area. The middle unit is composed of tuff with a pumice-rich basal layer. This unit is distinctive and can be used as a top-set indicator since bedding and sag structures in shale are generally destroyed by alteration. This unit is rather thin from a few feet to 20 feet thick. The upper unit is composed of massive to laminated gray to red-brown chert. It may be up to 200 feet thick in some places. However, this unit may be thickened by folding and faulting where mapped. The Mina Formation has been intruded by a Cretaceous quartz-eye granite porphyry stock on the south end of the project. This porphyry ranges from 89 to 93 Ma. The sediment contact is metamorphosed to slate and bleached quartzite. Feldspathic diorite plugs intrude the north and central portion of the property. The diorite has distinctive feldspar laths, often encased in another feldspar. These plugs may be lower Miocene in age correlating with other feldspathic diorite bodies elsewhere in the range. The age dates for similar plugs in the area range from 15 to 22 Ma. Fractionated mafic dikes or sills are probably related to the feldspathic diorite plugs. The dikes or sills utilize fault planes for emplacement. Most of the mineralization occurs during this phase and strongly affects adjacent slate, meta-tuff. Mild alteration effects are also noted within the quartz porphyry. The dikes are generally bleached and altered to clay suggesting mineralizing fluids are related to this event or at least provided plumbing for later hydrothermal fluids. A late stage leucocratic dike swarm parallels the main northwesterly trending valley bisecting the project. This dike swarm cuts all rock types and appears to be the youngest rock formation within the project boundary. No age dates are known for this unit.

Mineralization: Mineralization appears to be related to the mafic dikes and portions of the feldspathic diorite contacts. These intrusive events appear to have acted as conduits for hydrothermal fluids to migrate upwards and deposit minerals. Prospecting preferentially occurs along the diorite contact near the south-central portion of the claims, along the Moho “Vein”, and along altered mafic dikes and plugs identified elsewhere on the property. There are three distinct types of breccias related to historic prospecting activities. The first breccia type occurs along fault zones that contain zones of rubble up to 10 feet thick flanked by bright orange to red iron oxide staining. A second breccia type is represented by chert fragments cemented by chalcedonic silica. The third type of breccia is related to narrow calcite-filled fault zones and associated weak hematite staining resulting in pink calcite and breccia float trails which are poorly exposed. The bulk of the historic prospecting occurs along multiple, continuous, en echelon zones from 0.5 to 10 feet thick composed of hematite and sparcemented pebble breccias. These breccias wind through the faults zones and can be discontinuous and in discordant orientations. The zones are sometimes 'slaggy' specifically near diorite and mafic dike contacts. The Moho mine and parallel zones are 6 strongly associated with the diorite contact and along mafic dikes. The Moho “Veins” have been prospected to depths of 200 feet or more by multiple shafts and adits. The entire Moho “Vein” zone can be traced for over 7500 feet in length, 600 feet in width and over 1000 feet in elevation. The Central Target is represented by the extension of the Moho that lies within the current claim position can be traced for over 1800 feet before it is lost under alluvial debris. Samples along this extension range from 0.8 to 7 g/t gold and 6 to 90 g/t silver. The workings are less extensive on Stargold’s claim position. However, the low angle deposition of the mineralization coupled with multiple stacked veins indicates potential for either open pit or underground mining. Recent sampling and mapping have identified alteration consisting of silicified and brecciated zones with associated anomalous gold and silver concentrations. These alteration zones are located within the southern and northeastern portions of the property.

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

THE LONGSTREET PROPERTY

References contained herein to “Figures” or “Tables” for the Longstreet Property may be found at http://stargoldcorp.com/projects/techreview.pdf or at www.stargoldcorp.com under the hyperlink to “Technical Review and

Resource Report”.  Certain portions of this report are derived from the “Technical Review and Resource Report” dated May 27, 2011.

In January of 2010 Star Gold signed an option agreement to lease with an option to acquire from MinQuest, 60 unpatented mining claims (the “Longstreet Property”) totaling approximately 490 hectares (the “Longstreet Agreement”). The Company is currently going through the permitting stage to allow it to commence drilling.

The terms of the Longstreet Agreement call for an initial cash payment of $20,000, issuance of 25,000 shares of Star Gold shares and 25,000 stock options based on “fair market price” to MinQuest.  The Longstreet Agreement also requires cash payments totaling $250,000 over seven years and the issuance of 175,000 shares and 175,000 stock options based on “fair market price” over the same seven-year period.  The Company has agreed to work commitments of $3,550,000 over seven years.  Following the seventh anniversary of the agreement and if commitments have been met Star Gold shall receive a quitclaim deed for a 100% interest in the Longstreet Property in consideration of an ongoing 3% NSR to MinQuest.

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

History:  The Longstreet Property was discovered in the early 1900’s, but had limited development work until 1929.  A 1929 report and maps show development of the “Golden Lion Mine” on two levels spaced 75 meters apart vertically.  The report indicates development of 300,000 tons of “vein material” averaging 0.20 oz/ton (6.8 g/t) gold and 8 oz/ton (274 g/t) silver.  A mill was constructed, the remnants of which are still on the property.  However, the small stopes underground indicate very little mining was done and the operation was abandoned.

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

In early 1984 Naneco Resources Ltd., an Alberta company, acquired all of the assets of Minerva and an additional 10 percent interest in the property from Geomex.  As operator, Naneco immediately initiated drilling.  In 1985, with over 200 RC holes drilled the venture announced its drilling samples averaged 0.079 oz/ton (2.7 g/t) gold and 1.1 oz/ton (38 g/t) silver on the high end grade along with an additional low grade average of  0.021 oz/ton (0.72 g/t) gold and 0.4 oz/ton (14 g/t) silver.

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

When REM split into Harvest Gold and VMS Ventures Inc. all of the attention and funding went to VMS and Harvest did no additional work at Longstreet from late 2005 to the present. After continuing protests from MinQuest the property was finally returned in August, 2009. By agreement with Minquest, Star Gold Corp. received an option to acquire the property on January 15, 2010.

Regional Geology and Mineralization: The Longstreet Property is located in the Nevada portion of the Basin and Range Province. This geological province is characterized by repeated episodes of compressional deformation in Paleozoic and Mesozoic time followed by extensional deformation and extensive magmatism and volcanism in Cenozoic time. Gold deposits are most often described as being associated with ‘mineralization trends’, that are a reflection of deep crustal structures and magmatism, such as the ‘Walkers Lane’ and the ‘Carlin Trend’. The Longstreet Project is located in the Monitor Range, adjacent to the northwest trending Walker Lane volcanic-hosted gold trend that includes such world-class deposits as the Comstock and Goldfields mining camps (Figure 1).

McDermitt
National
Jarbidge
Ashdown
Woods Gulch
Jerritt Canyon
Burns Basin
Tecoma
Saval Canyon
Chimney, Rabbit Creek
Gold Circle
Tuscarora
Hog March
Sleeper
Getchell
Ivanhoe
Ten Mile
Pinson
Post, Meikle, Goldstrike
Preble
Lantern, Carlin
Kramer Hill
Adelaide
Maggie
Vildcat
Marigold
Buffalo Valley
Florida Canyon
Rain
Mountain View
South Bullion
Vind Mountain
Seven Troughs
Fire Creek
Gold Banks
Bullion
Cove-McCoy
Bullion, Gold Acres
Relief Canyon
Kinsley Mountain
Pipeline
Willard
Buckhorn
Cortez
Bald Mountain
Tonkin Springs
Fondaway Canyon
Olinghouse
Alligator Ridge
Goldridge
Yankee
Tallapoosa
Dixie Comstock
Eureka
Comstock
Reese River (Austin)
Easy Junior
Illipah
Dynamite Ridge
Mount Hamilton
Dell Mountain
Green Springs
Rawhide
Northumberland
Paradise Peak
Santa Fe
Atlanta
Round Mountain
Mindora
Manhattan
Tybo
Borealis
Aurora
Midway
Longstreet
Boss
Veepah
Golden Arrow
Pioche
Silver Peak
Goldfield
Delamar
Bullfrog
Sterling
Searchlight

The Monitor Range is a westward-tilted fault block that has been elevated by normal faults along its eastern front, and is typical of the uplifted mountains of the Basin and Range Province. The ranges are topographic highs rising above alluvium-filled valleys generated by Tertiary extensional tectonics. Central Nevada was an area of intense Oligocene – Miocene ash-flow volcanism that created numerous calderas and their outflow products. At least 13 calderas that range in age between 32 and 22 Ma have been mapped or interpreted in the area extending from the Shoshone Mountains eastward to the Monitor Range.  The southern Monitor Range consists Mainly of Tertiary age volcanics and hypabyssal rocks related to the eruption of the Big Ten Peak volcano and a nearby unnamed 29 Ma caldera (Kleinhampl and Ziony, 1985) intruding and overlying Paleozoic sedimentary and metamorphic rocks.

The Paleozoic rocks are thrust-faulted marine sedimentary rocks comprised of quartzite, argillite and limestone of Cambrian, Ordovician and Silurian age. Minor amounts of Permian marine sediments are also present in the Georges Canyon area.

In the southern Monitor Range Tertiary age volcanic rocks comprise more than 90% of the exposed bedrock. These rocks are more than 1 km thick and are predominantly flat-lying. Early Oligocene to early Miocene rhyolitic to dacitic ash-flow tuffs, with rhyolitic welded tuff are the thickest and most extensive units. Most of the Tertiary intrusions in the region are rhyolitic, but several small dacitic to andesitic dikes are present in the Georges Canyon area.

Mineral deposits in this part of the Basin and Range Province are varied and widespread and some of them have (had) substantial metal production. The producing Round Mountain gold deposit is about 25 miles northwest, and the past-producing Manhattan Mining Camp (gold/silver) is about 20 miles west-northwest of the Longstreet Property.

The Round Mountain Mine is a giant among epithermal precious metal deposits hosted by volcanic rocks, and the mineralization is a classic example of low sulphidation epithermal gold mineralization (White and Hedenquist, 1995). Gold deposits were discovered at Round Mountain in 1906 (Shawe, 1982) and by 1959 about 410 thousand ounces (troy ounces) of gold had been produced from placer and narrow vein lode deposits. Current production by open-pit mining methods commenced in 1977. Kinross (2010) reported an annual production for 2010 at 184,554 ounces of AuEq, with over 66 million tons of proven and probable reserves.

The oxidized ore is described as a closely spaced set of steeply dipping veins and veinlets following northwest-trending faults and associated joints over broad areas. Significant gold mineralization is not found in northeast-trending faults and fractures. The vein/veinlet system contains quartz, adularia, limonite (oxidized from pyrite), manganese oxide and associated native free gold. Flat veins are similar to the steep veins in character and mineral content, but with more brecciation of the wall rocks. Gold contents also appear to be higher in the flat veins. The adularia in the ore related veins is dated at 25.9 to 26.6 Ma, which is indistinguishable from the age of the enclosing ‘Tuffs of Round Mountain’ welded ash flow tuffs. These tuffs were erupted from the Round Mountain caldera and were deposited within the caldera (Henry, Castor and Elson, 1996).

Hydrothermal alteration associated with the bulk mineable ore is evidenced by silicification and the replacement of magmatic feldspar by hydrothermal feldspar engendered by a potassium-rich hydrothermal fluid (Sander, 1988).

The Manhattan gold / silver camp is located approximately 20 miles west-northwest of the Longstreet Mine and is an example of Tertiary epithermal mineralization superimposed on Paleozoic sedimentary rocks. Gold / silver deposits were discovered at Manhattan in 1905 (Shawe, 1982) and by 1959 about 10,500 kg of gold and 4,400 kg of silver had been produced from placer and lode deposits. The lode deposits in the Manhattan district are of a variety of types, although they occur together in a coherent belt about 1 km wide, which follows the south side of the Manhattan caldera for about 10 km. The most productive deposits formed in strongly faulted argillite and quartzite of the Cambrian age Gold Hill Formation. The generally north-trending zones of mineralized fractures are stockworks containing quartz, adularia, pyrite (oxidized to limonite) and native gold similar to the sheeted zones at Round Mountain. The silver production recorded for this camp is related to electrum and various silver-bearing sulphosalts.

The Clipper Mine located approximately 5 miles southwest of the Longstreet Mine near Murphy Camp was discovered in 1903 and was worked intermittently until 1943. The mine was initially developed during World War I and included a 175 foot shaft and a 370 foot adit. Recorded production is about $12,000 (in 1951dollars) from mineralization having a gold to silver ratio of 1:1 and assaying from $34-124 per ton (1951 dollars). Host rocks are welded rhyolite ash-flow tuffs similar to the Longstreet mine.

The Little Joe Claim located 6 miles south-southwest of the Longstreet Mine was developed by a 75 foot inclined shaft. Gold-bearing veins in ‘rhyolitic tuff’ were mined but production details are lacking.

At an un-named mine, located 1.5 miles west of the mouth of Georges Canyon irregular gold / silver quartz veins and veinlets containing minor pyrite were exploited from a 25 foot inclined shaft. The vein system occurs in possible Paleozoic light gray chert and silicified argillite along a fault. No production details are available.

Mineralization on the Last Chance claims located 11 miles west-northwest of the Longstreet Mine and southwest of Big Ten Peak was discovered in the 1920s. Mineralization consists of argentiferous galena, minor sphalerite and pyrite occurring in irregular pipes and chimneys generally at the intersection of cross faults within a northwest-trending shear zone in pre-Tertiary rocks. This property was developed by a 30 m two compartment shaft and a 61 m adit. Production in the late 1920s is recorded as 13.6 tons containing an average of 720 g/t Ag, 21% Pb and 2% Zn. A further 18.1 tons produced in 1938 contained 240-275 g/t Ag and 8% Pb.

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

Property Geology:  Geologic mapping by MinQuest since 2002 indicates that the majority of the Longstreet Project is underlain by moderately to poorly welded rhyolite ash-flow tuff (‘Tat’) containing conspicuous exotic lithic fragments and pumice (Figures 5, 7, 8 and 9). The ash-flow tuff unit is buff to gray, and contains <10% quartz phenocrysts, 15% feldspar phenocrysts, 5-15% pumice and 5-20% other exotic fragments in an aphanitic groundmass (Liedtke, 1984). Hydrothermal alteration is prevalent and consists of argillic (bleaching and clay mineral development), silicic (pervasive silica flooding, or extremely high veinlet density) and potassic (adularia in quartz veinlets). Limonite and geothite development is considered to be weathering phenomena. These felsic ash-flow tuffs of Oligocene age are similar in age and character to the ‘tuffs of Round Mountain’, which host the Round Mountain Mine.

The Tat tuff unit (see Figures 7, 8 and 9) displays horizontal bedding and may be in the order of 3,000 feet thick. The ash-flow tuff is intruded by rhyolite porphyry dykes (‘Trp’) exhibiting various orientations, and may represent feeder conduits to now-eroded rhyolitic lithologies higher in the stratigraphy.

A thin discontinuous unit of volcaniclastic and siliceous sediments (‘Ts’), including sinter is deposited upon the ash-flow tuff unit. The unit is white, yellowish and light gray, bedded in part and probably represents a hiatus in volcanism. Siliceous alteration resulting in the development of sheeted quartz vein systems affects the Tat, Ts and Trp rock units.

Overlying the Tat tuff and the Ts sediments is a black to brown strongly welded ash-flow tuff (‘Trt’) that forms bluffs and caps ridges. This unit has a distinctive thin (about 10 feet) vitrophyre zone near its base. This unit is estimated to be 300 to 450 feet thick and possibly a correlative of the Saulsbury Wash Formation (21.6 +/- 0.6 Ma).

The tectonic fabric on the Longstreet Project includes two Main directions of faulting/fracturing that have an influence on the mineralization. An east-trending steeply north-dipping system of fractures and faults has been noted at five of the seven gold / silver zones on the Property (see Figure 6). Quartz –adularia – limonite veins / veinlets and ‘rusty fractures’ following this trend contain gold mineralization. The other important gold / silver-bearing fault/fracture direction is 300-330° with steep north dips, and is characterized by sheeted quartz veins / veinlets and ‘rusty fractures’. The vein / veinlets also contain adularia and iron oxide minerals derived from the oxidation of sulfide minerals. This mineralized trend occurs at all seven of the gold / silver zones known on the Longstreet Project. Major displacement is not a feature of these structures.

The Longstreet project is an example of gold / silver mineralization related to east-trending structures. An east-tending fault dipping 40-55° is associated with the highest-grade gold / silver mineralization known to date. The bulk of the gold / silver mineralization in the Longstreet Mine is contained in steeply dipping multiple vein sets in the hanging wall of the fault.

Liedtke (1984) indicates that similar fault directions are known 4,600 feet south and 2,800 feet north of the Longstreet Mine, which may host similar high-grade gold / silver mineralization.

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

THE JET PROPERTY

On July 7, 2010 the Company acquired, from MinQuest, a 100% mining interest in the Jet Property which is located in Nevada.  The Jet Agreement calls for the Company to invest a total of $110,000 (consisting of $40,000 in direct payments to MinQuest and $70,000 in expenditures towards development of the project) over the next seven years.  Under the agreement MinQuest is also entitled to receive residual payments if and when the project enters into production.

Location: The Jet Property is located between the Palmetto Mountains south of Silver Peak in Esmeralda County, Nevada about 300 kilometers northwest of Las Vegas.  Goldfield, a 5.0 million ounce gold producer is 40 kilometers to the east. Access to the property is by 15 kilometers of good gravel road from Silver Peak.

Land Status: Star Gold holds the Jet Property via unpatented mining claims on BLM federal lands.  MinQuest controls all claims that cover known targets within the Jet Property.

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

ITEM 3.                    LEGAL PROCEEDINGS.

Star Gold Corp. is not a party to any material legal proceedings and, to management’s knowledge, no such proceedings are threatened or contemplated.

ITEM 4.

[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Star Gold Corp. authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of July 25, 2011, there were 62,960,000 shares of Star Gold Corp. common stock issued and outstanding. The Company has not issued any shares of preferred stock.

Market Information

The Company’s shares became eligible for quotation on the OTC Bulletin Board in April, 2007 and are quoted under the symbol “SRGZ.”  The high and low bid information for the Company's common stock for the year ended April 30, 2011 is:

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

At August 11, 2011 the price per share quoted on the OTCBB was $0.09.

Transfer Agent:

The independent stock transfer agent for Star Gold Corp. is Holladay Stock Transfer located at 2939 N 67th Place, Suite C, Scottsdale, AZ  85251.

Dividends

The Company has not declared any dividends on its common stock since inception. There are no dividend restrictions that limit the Company's ability to pay dividends on common stock in its Articles of Incorporation or Bylaws. The Corporation's governing statute, Chapter 78 – “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	the Company would not be able to pay its debts as they become due in the usual course of business; or

(b)

the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Securities Authorized For Issuance under Stock Option Plan

On May 25, 2011, the Board of Directors approved a Stock Option Plan.  The Stock Option Plan will be administered by the Board of Directors and provides for the grant of stock options to eligible individuals including directors, executive officers and advisors that that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

The Stock Option Plan has a maximum percentage of 10% of the Company's outstanding shares that are eligible for the plan pool whereby the number of shares under the Stock Option Plan increase automatically with increases in the total number of outstanding common shares.  This "Evergreen" provision permits the reloading of shares that make up the available pool for the Stock Option Plan, once the options granted have been exercised.  The number of shares available for issuance under the Stock Option Plan automatically increases as the total number of shares outstanding increase, including those shares issued upon exercise of options granted under the Stock Option Plan, which become re-available for grant subsequent to exercise of option grants.  The number of shares subject to the Stock Option Plan and any outstanding awards under the Stock Option Plan will be adjusted appropriately by the Board of Directors if the Company's common stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification, dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all of the Company's assets.

The Stock Option Plan also has terms and limitations including without limitation that the exercise price for stock options granted under the Stock Option Plan must equal the stock's fair market value, based on the closing price per share of common stock, at the time the stock option is granted.

On May 30, 2011, the Board of Directors approved a grant of 1,960,000 options under the Stock Option Plan to Directors, Executive Officers and other non-employee consultants.  The options have a strike price of $0.15 which approximates the fair market value of the Company's common equity on the date of the grant based on the closing price as quoted by the National Quotation Bureau on the day of grant.  The option certificates will reflect the actual date of the grant.  The Company will recognize stock option expense related to these grants in subsequent periods.

Recent Sales of Unregistered Securities

On January 15, 2009 the Company initiated a private placement of 100,000 shares at $1.00 per share. The Company received $80,000 from one subscribing individual for a total subscription of 80,000 common shares (increased to 160,000 shares pursuant to the 2-1 forward split described below).

In September 2009, the company completed a 2-1 forward split which increased the amount of shares outstanding to 61,350,000

On November 27, 2009 the company completed a private placement with one individual at $0.50 per share and issued 510,000 common shares.  The total cash proceeds that were received were $255,000.

On November 26, 2010, the Company completed a private placement with one individual to issue 240,000 common shares and 240,000 share purchase warrants at a price of $0.50 per unit. Each unit comprises of one common share and one share purchase warrant. The term of the warrant is for two years, and may be exercised at $0.75 during the first year and $1.00 during the third year. No commissions were paid and no registration rights have been granted.   .

On or about November 26, 2010 an individual exercised 650,000 share purchase warrants (originally issued in April, 2008) at $0.20 per share.

On November 1, 2010, the Company issued 25,000 shares of its common stock pursuant to the terms of the Longstreet Agreement.  The shares were valued at $0.60 as of the date of the agreement.

On December 18, 2010, the Company issued 25,000 shares of its common stock pursuant to the terms of the Longstreet Agreement.  The shares were valued at $0.28 as of the date of the agreement.

As of April 30, 2011, the Company had a total of 62,960,000 shares outstanding.

During the fiscal year ended April 30, 2011, neither the Company nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company's equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

ITEM 6.   SELECTED FINANCIAL DATA

Statement of Operations Information:

Balance Sheet Information:

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

The Company maintains a corporate office in Post Falls, Idaho.  This is the primary administrative office for the company and is utilized by Company President Lindsay Gorrill and Chief Financial Officer Kelly Stopher.

The financial condition of the Company was positive during 2011 and the metals commodity markets were favorable for most of the year.

The Company's plan of operations for the next twelve months, subject to funding, and the availability of contractors, is as follows:

•

Continue the advanced exploration and pre-development program for the Longstreet Project.  This work may include the following:

•

Initiate up to 10,000 feet of core drilling from the surface to better define the mineralization.

•

Continue to work with potential joint venture or capital partners to advance the project into the next phase of exploration and pre-production goals.

Primary focus of 2011 exploration activities at Longstreet will be to enhance the known and defined resource in the Main Zone, and initiate evaluation of some of the additional higher priority targets.  Auger  geochemistry surveys should be conducted on the possible extensions of Main to the east and west. These can be undertaken by project geologist and field technicians already required for the proposed drilling program, and will involve very little additional expense.  Additional angle holes will be needed to finish upgrading the Main deposit and allow all historic vertical holes to be discarded from future resource calculations.

Drilling priority after definition drilling at Main should be on Main’s east and west extensions starting with the NE Main and North targets.  A total of 10,000 feet of RC drilling is proposed for Phase 1 drilling.

Proposed Budget for Longstreet Project 2011

Phase 1 RCR Drilling
10,000	feet @	$35	per foot	$350,000
(includes sample supplies, survey and assay)
Road Building and drill pad construction				$15,000
Geologist, Technician and Supervision				$50,000
Surface and underground sampling
(includes supplies and assays)				$3,500
Travel and lodging				$15,000
Misc. and incidental supplies				$4,500
Contingency				$47,000

Total Proposed Phase 1 Budget for 2011				$485,000

Based on the recommendations of its consulting geologists, the Company is continuing its exploration program on the Excalibur Property and the Longstreet Property. At April 30, 2011, the Company had $12,221 cash on hand, of and a working capital deficit of $60,888. As such, the Company will require substantial additional financing in the near future in order to meet current obligations and to continue our operations. Currently, Star Gold Corp. does not have any financing arrangements in place and there are no assurances that it will be able to obtain sufficient financing on terms acceptable to the Company, if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended April 30, 2011 that there currently exists substantial doubt about our ability to continue as a going concern.

Management believes it can source additional capital in the investment markets in the coming months and years.  The Company may also consider other sources of funding, including potential mergers or farm-out a portion of its exploration properties.

Future liquidity and capital requirements depend on many factors including timing, cost and progress of the Company's exploration efforts.  The Company will consider additional public offerings, private placement, mergers or debt instruments.

Additional financing will be required in the future to complete planned exploration projects and expand operations to the production stage.  The Company is unsure whether additional financing will be available at the time needed or on acceptable terms, if at all.  If the Company is unable to raise additional financing when necessary, it may have to delay exploration efforts or property acquisitions, or be forced to cease operations.  Collaborative arrangements may require the Company to relinquish rights to certain of its mining claims.

RESULTS OF OPERATIONS

Results of Operations

The Company has earned no revenue in 2011 or 2010 and does not anticipate earning any revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other business opportunities.

Total expenses for 2011 of $344,860 increased 142% over 2010 total expenses of $142,296.  The increase in total expense is primarily a result of exploration activities undertaken during the year.  Exploration expense for the year end 2011 was $169,429 an increase of $103,358 over 2010 exploration expense of $66,072 resulting from drilling programs completed at the Longstreet and Excalibur projects and associated consulting fees related to exploration of the properties.

Management and administrative expense increased $61,427 or 160% to $98,097 compared to 2010 expense of $36,670. The increase was a result of compensation to a Chief Financial Officer and additional administrative staff whose duties were previously handled by the Company President.  Management expects these expenses to remain relatively constant in 2012.

Directors fees of $3,200 were expensed in 2011 as no previous Board of Directors were compensated for their expertise.  Certain Board members are also compensated on a per diem consulting rate to verify and assess technical information provide by outside consultants.

Legal and professional fees increased $24,603 to $64,187 in 2011 from $39,584 in 2010.  This increase is a direct result of engaging an investment relations firm to assist in raising awareness of Star Gold Corp. and increasing liquidity in the market.

The Company does not expect significant increases in operating expenses for the upcoming fiscal year.  However, consulting and exploration expenses are expected to increase as the Company anticipates a significant drilling program on its Longstreet project during the summer of 2011.

LIQUIDITY AND FINANCIAL CONDITION

The increase in working capital at April 30, 2011 from our year ended April 30, 2010 is primarily a result of the private placement for $290,000  and exercise of warrants completed on November 18, 2010.

The Company utilized $65,000 in cash from Investing Activities to exercise its option on claims agreements and utilized for certain capitalized mineral assets at its Longstreet and Excalibur projects.

 As of April 30, 2011, the Company had cash on hand of $12,221. Since inception, the sole source of financing has been sales of the Company's common stock. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, the auditors stated in their report to the Company's audited financial statements for the period ended April 30, 2011 that there is substantial doubt that the Company will be able to continue as a going concern.

Star Gold Corp. anticipates continuing to rely on sales of its common stock in order to continue to fund business operations. Issuances of additional shares will result in dilution to the Company's existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or that it will be able arrange for other financing to fund its planned business activities.

The audit opinion and Notes that accompany the Company's financial statements for the year ended April 30, 2011, disclose a 'going concern' qualification to the Company's ability to continue in business.  The financial statements for the period then ended have been prepared under the assumption that the Company will continue as a going concern.  Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements for the year ended April 30, 2010, the Company incurred losses and negative cash flows from operating activities for the year then ended, and at April 30, 2010, did not have sufficient cash reserves to cover normal operating activities for the following twelve months.  These factors raise substantial doubts about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability.  Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of the Company's stock or alternative methods such as mergers or sale of the Company's assets.  No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.  The Company currently requires additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

The Company plans for the long term continuation as a going concern include financing future operations through sales of our common stock and/or debt and the eventual profitable exploitation of the Company's mining properties.  These plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its stockholders.

CRITICAL ACCOUNTING POLICIES

The Company has identified certain accounting policies, described below, that are most important to the portrayal of its current financial condition and results of operations. The Company's significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Mineral Interests

Exploration costs are expensed in the period in which they occur. The Company capitalizes costs for acquiring and leasing mineral properties and expenses costs to maintain mineral rights as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral interests are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of April 30, 2011, including:

1.	Reports of Independent Registered Public Accounting Firm;*
2.	Balance Sheets as of April 30, 2011 and 2010;
3.	Statements of Operations for the years ended April 30, 2011 and 2010 and for the period from inception on December 8, 2006 to April 30, 2011;
4.	Statements of Cash Flows for the years ended April 30, 2011 and 2010 and for the period from inception on December 8, 2006 to April 30, 2011;
5.	Statement of Stockholders’ Equity (Deficit) for the period from inception on December 8, 2006 through April 30, 2011;
6.	Notes to Financial Statements.

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria · maichel · teague
7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Star Gold Corp.

We have audited the accompanying balance sheet of Star Gold Corp. ("the Company") as of April 30, 2011, and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Gold Corp. as of April 30, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses, has no source of revenue, and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague, PS

DeCoria, Maichel & Teague, P.S.

Spokane, Washington
August 11, 2011

Jewett, Schwartz, Wolfe and Associates
200 S Park Road, Suite 150
Hollywood, FL 33021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Star Gold Corp.

We have audited the accompanying balance sheet of Star Gold Corp. ("the Company") as of April 30, 2010, and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Gold Corp. as of April 30, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses, has no source of revenue, and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

/s/
Hollywood, Florida
August 13, 2010 except Note 11 which is dated August 11, 2011

Star Gold Corp.

(An Exploration Stage Company)

Notes to Financial Statements

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the "Company") was initially incorporated as Elan Development, Inc., in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada but the Company is currently focusing on Gold properties in Nevada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of April 30, 2011, the Company had $12,221 in cash, working capital of $(60,888), and stockholders’ equity of $144,611 and accumulated net losses of $660,388 since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company has not produced any revenue from its principal business and is an exploration stage company as defined by the Accounting Standard Codification (ASC) Topic 915 “Accounting and Reporting by Development Stage Enterprises”.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to asset impairments, inventory net realizable value and asset retirement obligations.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

Exploration Stage Enterprise

The Company's financial statements are prepared using the accrual method of accounting and according to "Accounting for Development Stage Enterprises," as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company's existence.  Until such interests are engaged in commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

Star Gold Corp.

(An Exploration Stage Company)

Notes to Financial Statements

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.  Deposits are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.

Fair Value Measures

ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC 820") requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1:  Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2:  Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quote prices for similar assets or liabilities in active markets; quoted prices for   identical assets in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by,   observable market data.

Level 3:  Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Mining Interests and Exploration Expenditures

Exploration costs are expensed in the period in which they occur. The Company capitalizes costs for acquiring and leasing mineral properties and expenses costs to maintain mineral rights as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral interests are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

Reclamation and Remediation

The Company's operations are subject to standards for mine reclamation that have been established by various governmental agencies.  In the period in which the Company incurs a contractual obligation for the retirement of tangible long-lived assets, the Company will record the fair value of an asset retirement obligation as a liability.  A corresponding asset will also be recorded and depreciated over the life of the asset.  After the initial measurement of an asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation.  To date, the Company has not incurred any contractual obligation requiring recording either a liability or associated asset.

Regulatory Matters

The Company and its mineral interests are subject to a variety of federal and state regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Star Gold Corp.

(An Exploration Stage Company)

Notes to Financial Statements

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in ASC Topic 360, "Accounting for the Impairment or Disposal of Long-lived Assets". The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Stock-based Compensation

The Company estimates the fair value of its stock based compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation.

Loss Per Share

Basic Earnings Per Share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of April 30, 2011 and 2010, would be as follows:

At April 30, 2011 and 2010, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rates expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Reclassifications

 Certain reclassifications have been made to the 2010 financial statements in order to conform to the 2011 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as restated.

Accounting Changes and Error Corrections

Changes in accounting principle are reported through retrospective application of the new accounting principle to all prior periods. Errors in the financial statements of a prior period discovered subsequent to their issuance are reported as a prior-period adjustment by

Star Gold Corp.

(An Exploration Stage Company)

Notes to Financial Statements

restating the prior period.  As described in Note 10, historical financial information included for the year ended April 30, 2010 has been restated.

NOTE 3 – MINING INTERESTS

Excalibur Property

On April 11, 2008, the Company executed a property purchase agreement (the "Excalibur Agreement") with MinQuest, Inc. ("MinQuest") granting the Company the right to acquire 100% of the mining interests of the Nevada mineral exploration property known as the “Excalibur Property.”  The Excalibur Property is located in Mineral County, Nevada. On June 18, 2009 the Company entered into an amending agreement to add an additional 42 Claims surrounding the original 8 claims, expanding the total claims to 50 claims held.

The Company has completed an initial exploration program on the Excalibur Property, which included geological mapping, rock sampling and assaying. Based on this analysis the Company decided to move forward with the exploration of this property and drilling program.  The permitting was completed in June 2010 and the drilling program commenced the week of June 20, 2010.

The Excalibur Agreement includes cash payments totaling $100,000 over five years and the issuance of 200,000 stock options based on “fair market price” over the same five-year period.  The Company has agreed to work commitments of $275,000 over five years.  Following the fifth anniversary, if commitments have been met, the Company shall receive a quitclaim for 100% interest in the property in consideration of a 3% Net Smelter Return.   The schedule of remaining annual payments, minimum expenditures and number of stock options to be issued pursuant to the Excalibur Property agreement is as follows:

The Longstreet Property

On January 15, 2010, the Company signed an option agreement (the “Longstreet Agreement”) for the Sole Exclusive Rights to lease and obtain the option to acquire 60 unpatented mining claims totaling approximately 490 hectares known as the “Longstreet Property.” The Company is currently going through the permitting process to allow it to commence drilling.

The terms of the Longstreet Agreement included an initial cash payment of $20,000, issuance of 25,000 common shares and 25,000 stock options based on “fair market price” to MinQuest.  The Longstreet Agreement terms also include cash payments totaling $250,000 over seven years and the issuance of 175,000 common shares and 175,000 stock options based on “fair market price” over the same seven-year period.  The Company has agreed to work commitments of $3,550,000 over seven years.  Following the seventh anniversary of the agreement, if commitments have been met, the Company shall receive a quitclaim deed for a100% interest in the property in consideration of a 3% Net Smelter Return.   The schedule of remaining annual payments, minimum expenditures and number of stock options to be issued pursuant to the Longstreet Agreement is as follows:

Star Gold Corp.

(An Exploration Stage Company)

Notes to Financial Statements

The Jet Property

On July 7, 2010 the Company acquired, pursuant to the Jet Agreement, a 100% mining interest in the Jet Property located in Nevada.  The Jet Agreement calls for the Company to invest a total of $110,000 (consisting of $40,000 in direct payments and $70,000 in expenditures towards development of the project) over the next seven years.  Under the Jet Agreement MinQuest is also entitled to receive residual payments if and when the project enters into production. The schedule of remaining annual payments and minimum expenditures pursuant to the Jet Agreement is as follows:

The following is a summary of capitalized mineral interests as of April 30, 2011 and 2010:

NOTE 4 — RECENT AUTHORITATIVE PRONOUNCEMENTS

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs  (Level 3). The Company has applied the new disclosure requirements as of May 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

Star Gold Corp.

(An Exploration Stage Company)

Notes to Financial Statements

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

On January 15, 2009 the Company initiated a private placement of 100,000 shares at $1.00 per share. The Company received $80,000 from one individual for a total subscription of 80,000 common shares (increased to 160,000 shares in conjunction with the 2-1 forward split described below).

In September 2009 the Company completed a 2-1 forward common stock split which increased the amount of shares outstanding to 61,350,000.

On November 27, 2009 the Company completed a private placement with one individual at $0.50 per share and issued 510,000 common shares.  The total cash proceeds received were $255,000.

On November 26, 2010, the Company completed a private placement with one individual to issue 240,000 common shares and 240,000 share purchase warrants at a price of $0.50 per unit. Each unit comprises of one common share and one share purchase warrant. The term of the warrant is for two years, and may be exercised at $0.75 during the first year and $1.00 during the third year. No commissions were paid and no registration rights have been granted.

On or about November 26, 2010 an individual exercised 650,000 share purchase warrants at $0.20 per share.

On November 1, 2010, the Company issued 25,000 shares of its common stock pursuant to the Longstreet Agreement.  The shares were valued at $0.60 as of the date of the agreement based on the current market price of the Company's common stock.

On December 18, 2010, the Company issued 25,000 shares of its common stock pursuant to the Longstreet Agreement.  The shares were valued at $0.28 as of the date of the agreement based on the current market price of the Company's common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

On July 1, 2008, the Company subleased office space for $750 per month from Marlin Property Management, LLC an entity owned by the spouse of the Company’s President and member of the Board of Directors.  The Company believes this office space and facilities are sufficient to meet our present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.  For the years ended April 30, 2011 and 2010, $11,063 and $4,400, respectively, was paid to this related entity.

On April 21, 2011, the Company entered into a short term promissory note in the amount of $40,000 with the spouse of the Company’s President.  The note matures October 1, 2011 and bears interest at 12% per annum with monthly interest-only payments of $400.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company’s management believes that the Company is currently in substantial compliance with environmental regulatory requirements. Remediation requirements for the Company are limited to minor activities related to drill pad reclamation and the like, and that no material environmental remediation costs exist as of April 30, 2011. Such costs are accrued at the time the expenditure becomes probable and the costs can reasonably be estimated. The Company recognizes, however, that in some cases future environmental expenditures cannot be reliably determined due to the uncertainty of specific remediation methods, conflicts between regulating agencies relating to remediation methods and environmental law interpretations, and changes in environmental laws and regulations. Any changes to the Company’s remediation plans as a result of these factors could have an adverse affect on the Company’s operations. The range of possible losses in excess of the amounts accrued cannot be reasonably estimated at this time. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates.  Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition.

NOTE 8 - INCOME TAXES

Star Gold Corp.

(An Exploration Stage Company)

Notes to Financial Statements

The components of the Company's deferred tax asset is as follows:

There was no income tax expense for the years ended April 30, 2011 and 2010 due to the Company’s net losses.  Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at April 30, 2011 and 2010.

Net loss before income taxes for the years ended April 30, 2011 and 2010 are as follows:

The Company has concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on our results of operations or financial position as of April 30, 2011 or 2010. Therefore, we do not have an accrual for uncertain tax positions as April 30, 2011 or 2010.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

At April 30, 2011, the Company has federal net operating loss carry forwards of approximately $643,994 which will expire in fiscal years ending April 30, 2028 through April 30, 2031.

Star Gold Corp.

(An Exploration Stage Company)

Notes to Financial Statements

NOTE 9 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

NOTE 10 - STOCK OPTIONS

In consideration for mining interests on several properties (see Note 3), the Company is obligated to issue a total of 350,000 stock options based on "fair market price" which is considered to be the closing price of the Company's common stock on the grant dates.  The Company has estimated the fair value of these option grants using the Black-Scholes model for the years ended April 30, 2011 and 2010 with the following assumptions:

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties:

Total mining interest cost capitalized under the issuance of options was $19,250 and $34,000 for the year ended April 30, 2011 and 2010, respectively.  These costs are classified on the Company's balance sheets as mining interests.

Star Gold Corp.

(An Exploration Stage Company)

Notes to Financial Statements

Future stock option obligations under the terms of property agreements detailed in Note 3 are as follows:

NOTE 11 - CORRECTION OF ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Management has determined that certain errors were contained in the Company's financial statements for quarters within the year ended April 30, 2011 and the year ended April 30, 2010.

The errors for the quarter ended January 31, 2010 and prior quarters were related to an incorrect interpretation of capitalized exploration costs.  Since acquiring the first development property in Nevada, the Company has not been capitalizing the appropriate costs as mineral interest.  The Excalibur, Longstreet, and Jet properties call for annual lease payments, the issuance of common stock, and common stock purchase options, for the right to acquire the undivided right, title and interest in and to the properties.  In accordance with guidance contained in ASC 805, mineral rights to explore, extract and retain at least a portion of the benefits from mineral deposits are to be considered tangible assets.  The adjustments required to appropriately record these adjustments are material to the previously filed financial statements, thus management is restating the fiscal year ended April 30, 2010 financial statements.  The accompanying financial statements for 2010 have been restated to reflect the corrections.

Stock options granted in the quarter ended October 31, 2011 were subsequently rescinded in their entirety.  For the quarters ending January 30, 2011 and October 31, 2010, stock option expense of $170,645 and $85,322 respectively was rescinded.

The effect of the Company's previously issued 2011 quarterly financial statements is summarized as follows:

Balance Sheets (Unaudited)

Statements of Operations

Star Gold Corp.

(An Exploration Stage Company)

Notes to Financial Statements

The effect on the Company's previously issued 2010 financial statements is summarized as follows:

Balance Sheets

Statements of Operations

NOTE 12 -SUBSEQUENT EVENTS

The Company has established the 2011 Stock Option/Restricted Stock Plan.  The Stock Option Plan will be administered by the Board of Directors and provides for the grant of stock options to eligible individual including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

The Stock Option Plan has a fixed maximum percentage of 10% of the Company's outstanding shares that are eligible for the plan pool, whereby the number of Shares under the plan increases automatically increases as the total number of shares outstanding increase.  The number of shares subject to the Stock Option Plan and any outstanding awards will be adjusted appropriated by the Board of Directors if the Company's common stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all of the Company's assets.

Star Gold Corp.

(An Exploration Stage Company)

Notes to Financial Statements

The Stock Option plan also has terms and limitations, including without limitations that the exercise price for stock options granted under the Stock Option Plan must equal the stock's fair market value, based on the closing price per share of common stock, at the time the stock option is granted.  The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes model and commonly utilized assumptions associated with the Black-Scholes methodology.

On May 30, 2011 the Board of Directors authorized the grant of 1,960,000 options to purchase shares of common stock of the Company to various directors, officers and consultants.  The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

On May 25, 2011, the Company entered into a short term promissory note in the amount of $30,000 with the spouse of the Company’s President.  The note matures November 1, 2011 and bears interest at 12% per annum with monthly interest-only payments of $300.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 On June 6, 2011, the Board of Directors appointed DeCoria Maichel Teague, PS. (“DMT”) as Star Gold’s independent auditors for the 2011 fiscal year, replacing Jewett, Schwartz, Wolfe & Associates (“JSW”).

On June 6, 2011, the Company dismissed JSW as the Company’s independent auditor effective June 6, 2011.  The report of JSW on the Company’s consolidated financial statements for the year ended April 30, 2010 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such report on our consolidated financial statements contained an explanatory paragraph with respect to uncertainty as to the Company’s ability to continue as a going concern.

For the year ended April 30, 2010, and through June 8, 2010, there were no disagreements with JSW on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to JSW’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report. For the year ended April 30, 2010, and through June 8, 2011, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

During the year ended April 30, 2010, and through June 6, 2011 (the date DMT was appointed), the Company did not consult DMT with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Management has determined that certain errors were contained in the Company's financial statements for the quarters within the year ended April 30, 2011 and the year ended April 30, 2011.  Disclosures are provided in Note 11 to the Company's financial statements, and management does not intend on filing quarterly financial statements.

ITEM 9A.                 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.*  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

*This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Management has identified two material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

•

Lack of an independent board of directors, including an independent financial expert. On December 21, 2010 the Company, added an independent director, the latter of which has been designated the Company’s independent financial expert. On July 21, 2011 this individual tendered his resignation from the board of directors.  Consequently, the current board of directors is evaluating expanding the board of directors to include additional independent directors.  The current board is composed of three members and may be expanded to as many as nine members as permitted under the Company’s Articles of Incorporation and Bylaws.

•

Inappropriate Segregation of Duties, as the same Officer and Director was responsible for initiating and recording transactions, thereby creating segregation of duties weakness.

Management’s Remediation Initiatives.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.   Management is currently evaluating avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and  future existence  of our organization, Since the Company has not generated any significant revenues,  the Company is limited in its options for  remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of April 30, 2011.

Changes in internal controls over financial reporting

On October 20, 2010, Kelly J. Stopher was appointed Chief Financial Officer of the Company and tasked with the responsibility of  implementing appropriate controls over financial reporting.  This measure is deemed by management to be a material change in internal controls over financial reporting.

ITEM 9B.                 OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	49	President, Treasurer and Director
Kelly Stopher	48	Chief Financial Officer
Scott Jenkins	59	Director
Edwin Ullmer	69	Director

Set forth below is a brief description of the background and business experience of our officers and directors:

Lindsay E. Gorrill – Chairman and President

Mr. Lindsay Gorrill is a Chartered Accountant and has university degrees in Finance and Marketing from Simon Fraser University. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Mr. Gorrill has currently serves as President and Chairman of the Company’s Board of Directors and previously served as Chief Financial Officer and Treasurer between 2006 and 2010.  He has also served as President, Chief Executive Officer and Treasurer of JayHawk Energy, Inc., a company quoted on the OTC Bulletin Board since July 2007.  Mr. Gorrill has also served as a member of the board of directors of Yaterra Ventures Corp, a company quoted on the OTC Bulletin Board since August 2008.  He has served as President, Chief

Operating Officer and as a member of the board of directors of Berkley Resources Inc., a company listed on the TSX Venture Exchange, since July 2004, and is currently only a director. Additionally, since April 2009, Mr. Gorrill has served as President, Chief Executive Officer and Chief Financial Officer of Canada Fluorspar Inc., a company listed on the TSX Venture Exchange.  He has also been a member of the board of directors of Dear Horn Metals (formerly Golden Odyssey Mining Inc.), a TSX Venture Exchange listed company since September 2009.

Kelly J. Stopher – Chief Financial Officer and Corporate Secretary/Treasurer

Mr. Kelly Stopher was appointed Chief Financial Officer of the Company on October 20, 2010.  Mr. Stopher has developed strategies to implement financial management systems, internal control policies and procedures, and financial reporting and modeling for small-cap companies.  From March, 20010 through September, 2010, Mr. Stopher worked for Allied Security. Mr. Stopher worked as a Business Relationship Manager for Wells Fargo Bank, Spokane, WA, from April 2006 through August 2009.  From September 2004 through January 2006, he acted as the CFO of Weldon Barber, Spokane, WA.  From October 2003 through September 2004, he was a sales associate for Kiemle & Hagood Company, in Spokane, WA.  And from January 2001 through March 2003 he worked as an account executive for Aston Business solutions in Boise, ID.  Prior that Mr. Stopher worked as CFO for Lee Read Jewelers in Boise, ID and spent 5 years in public accounting with Langlow Tolles & Company in Tacoma, WA.  Mr. Stopher also serves as Chief Financial Officer for JayHawk Energy, Inc., a company quoted on the OTC Bulletin Board, and was appointed to that position in September 2010.  Mr. Stopher holds a bachelors degree from Washington State University in Business Administration - Accounting.

Scott Jenkins - Director

Scott Jenkins brings over 30 years of international geological exploration and development experience, including 15 years within the Nevada region and nearly 10 years in South Africa, which included successful tenures as New Projects Manager for RTZ Limited (also known as Rio Tinto Zinc) and as Managing Director of Geelfontein Exploration. Mr. Jenkins' most recent positions are as current President of Complex Systems Analysis Inc. (based out of Nevada) and formerly as Quality Assurance Inspector for Veka West Inc. where he received an achievement award in 2005 for his work. Scott bolstered his management experience with Jenkins & Associates in Botswana, SLJ Exploration and RTZ Limited (also known as Rio Tinto Zinc) in South Africa. He has also served as a Geologist for Kenecott Exploration, Westmont Mining, Homestake Mining Company, Amselco Exploration in Nevada, AMAX Exploration in Montana, Moly Corporation in Washington, Anaconda Minerals Company in Utah and in the public sector for the Oregon Department of Minerals. He holds a Bachelor's Degree in Geology from the University of Colorado. Mr. Jenkins also continued his study in Economic-Structural Geology at the Oregon State University.

Edwin Ullmer - Director

Mr. Ullmer brings over 30 years of international geological exploration and development experience, including time with DeBeers Diamonds Inc. (Anglo-American Corp.), Hudson Bay Mining and Smelting Co., and Union Pacific Railroad. He has dealt with many different types of precious and base metals, including uranium, vanadium, diamonds and other commodities. Along with his North American exposure, Mr. Ullmer has also amassed an international profile, serving recently as a uranium exploration consultant for Denison Mining Co. in Mongolia and Zambia. Some of Mr. Ullmer's geologic efforts have been spent assessing and exploring areas of geologic terrain in Nevada and California similar to Star Gold's Excalibur Project.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended April 30, 2011, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2011:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2011, we did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 9th, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

|

Notes:
(1)

Based on 62,960,000 shares of our common stock issued and outstanding as of July 31, 2011,. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2011

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2011	Year Ended April 30, 2010
Audit Fees	15,000	$15,790
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,000	$15,790

PART IV

ITEM 15.                    EXHIBITS.

Exhibit
Number	Description of Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR GOLD CORP.

Date:	August 12, 2011	By:	/s/ Lindsay Gorrill
President, Treasurer
(Principal Executive Officer
) Director
Date:	August 12, 2011		/s/ Kelly J. Stopher

		By:	Kelly J. Stopher
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 12, 2011	By:	/s/ Lindsay Gorrill

President, Treasurer
(Principal Executive Officer
) Director
Date:	August 12, 2011		/s/ Kelly J. Stopher

		By:	Kelly J. Stopher
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)