Form 10-Q
period 2011-07-31
Star Gold Corp.
filed 2011-09-14
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended  July 31, 2011

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52711

 STAR GOLD CORP.

(Exact name of the registrant business issuer as specified in its charter)

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

As of September 14, 2011 there were 63,110,000 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATMENTS (UNAUDITED)

BALANCE SHEETS AT JULY 31, 2011, AND SEPTEMBER 30, 2010

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31,

      2011 AND 2010, AND FOR THE PERIOD FROM DECEMBER 8, 2006 (INCEPTION) TO JULY 31,         2011

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31,

      2011 AND 2010, AND FOR THE PERIOD FROM DECEMBER 8, 2006 (INCEPTION) TO JULY 31,         2011

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

CAUTIONARY NOTE REGARDING FORWARD LOOKING FINANCIAL STATEMENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A..

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

[RESERVED]

ITEM 5.

OTHER INFORMATION

ITEM 6

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	July 31, 2011	April 30, 2011
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:
Cash	$ 1,298	$ 12,220

TOTAL CURRENT ASSETS	1,298	12,220

MINING INTERESTS (Note 3)	216,499	205,499

RESTRICTED CASH	21,600	-

TOTAL ASSETS	$ 239,397	$ 217,719

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 112,455	$ 32,908
Short term notes, related party (Note 4)	79,600	40,200

TOTAL CURRENT LIABILITIES	192,055	73,108

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 300,000,000 shares authorized
62,960,000 shares issued and outstanding as of July 31, 2011 and April 30, 2011	62,960	62,960
Additional paid-in capital	815,902	749,039
Accumulated deficit	(831,520)	(667,388)

TOTAL STOCKHOLDERS' EQUITY	47,342	144,611

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 239,397	$ 217,719

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

			For the period from
			December 8,
	For the three months	For the three months	2006 (inception)
	ended July 31, 2011	ended July 31, 2010	to July 31, 2011
		(Restated - Note 8)
OPERATING EXPENSE
Mineral exploration and consultants	$ 45,807	$ 41,451	$281,308
Legal and professional fees	24,188	3,686	127,960
Management and administrative	92,339	25,657	407,337
Directors fees	-	250	3,200

Total operating expenses	162,334	71,044	819,805

OTHER EXPENSE (INCOME)	1,799	(19)	11,715

Loss before provision for income taxes	(164,132)	(71,025)	(831,520)

Provision for income taxes	-	-	-

NET LOSS	$ (164,132)	$ (71,025)	$ (831,520)

Weighted average commons shares outstanding - basic and diluted	62,960,000	62,020,000

Net loss per share - basic and diluted	Nil	Nil

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

			For the Period
			from December 8,
	For the three months	For the three months	2006 (inception) to
	ended July 31, 2011	ended July 31, 2010	July 31, 2011
		(Restated - Note 8)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (164,132)	$ (71,025)	$ (831,520)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation and stock options	66,863	-	66,863
Changes in assets and liabilities:
Accounts payable and accrued expenses	79,548	6,710	112,455
NET CASH USED IN OPERATING ACTIVITIES	(17,721)	(64,315)	(652,202)

CASH FLOW FROM INVESTING ACTIVITIES:
Payments related to mining interests	(11,000)	(20,000)	(136,000)
Change in restricted cash	(21,600)		(21,600)
NET CASH USED IN INVESTING ACTIVITIES	(32,600)	(20,000)	(157,600)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	255,000	601,500
Proceeds from issuance of common stock pursuant to the
exercise of warrants	-	-	130,000
Proceeds from short term notes, related party	39,400	200	79,600
NET CASH PROVIDED BY FINANCING ACTIVITIES	39,400	255,200	811,100
Increase (decrease) in Cash	(10,921)	170,885	1,298

CASH, BEGINNING OF PERIOD	12,220	15,018	-

CASH, END OF PERIOD	$ 1,298	$ 185,903	$ 1,298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

NONCASH INVESTING AND FINANCING ACTIVITIES:
Options issued for mining claims	$ -	$ -	$ 58,499
Common stock issued for mining claims	$ -	$ -	$ 22,000

The accompanying notes are an integral part of these financial statements

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the "Company") was initially incorporated as Elan Development, Inc., in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada but the Company is currently focusing on gold properties in Nevada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2011, the Company had $1,298 in cash, working capital of $(190,756), and stockholders’ equity of $47,342 and accumulated net losses of $831,520 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

The financial statement represents those of an exploration and development stage company whose main focus is in the exploration and development of gold.  The Company's main business is putting together land packages and mining claims that the Company perceives to have some potential for mineral reserves.  The Company then spends capital to explore these claims by drilling, geophysical work or other exploration work deemed necessary.  The business is a high risk business as there is no guarantee that the Company's exploration work will ultimately discover or produce any economically viable minerals.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months ended July 31, 2011, are not necessarily indicative of the results that may be expected for the full year ending April 30, 2012.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.  Deposits are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution.

Restricted cash

Restricted cash represents investments in money market funds and are collateral for bonds held for exploration permits.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

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

The dilutive effect of convertible and outstanding securities as of July 31, 2011 and 2010, would be as follows:

	2011	2010
Stock Options	2,160,000	-
Warrants	790,000	1,200,000
Total Possible Dilution	2,950,000	1,200,000

At July 31, 2011 and 2010, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements in order to conform to the 2011 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as restated.

Accounting Changes and Error Corrections

Changes in accounting principle are reported through retrospective application of the new accounting principle to all prior periods. Errors in the financial statements of a prior period discovered subsequent to their issuance are reported as a prior-period adjustment by restating the prior period.  As described in Note 8, historical financial information included for the quarter ended July 31, 2010 has been restated.

NOTE 3 – MINING INTERESTS

The Excalibur Property Option Agreement includes cash payments totaling $100,000 over five years and the issuance of 200,000 stock options based on “fair market price” over the same five-year period.  The Company has agreed to work commitments of $275,000 over five years.  Following the fifth anniversary, if commitments have been met, the Company shall receive a quitclaim for 100% interest in the property in consideration of a 3% Net Smelter Return.   The schedule of annual payments, minimum expenditures and number of stock options to be issued pursuant to the Excalibur Property agreement is as follows:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

	Required expenditure	Payment to Optionor	Annual Stock Option Obligation

April 11, 2009	$ 50,000	$ 20,000	50,000
April 11, 2010	50,000	20,000	50,000
April 11, 2011	75,000	20,000	50,000
April 11, 2012	100,000	20,000	50,000
Total	$ 275,000	$ 80,000	200,000

The Longstreet Property Option Agreement calls for initial cash payment of $20,000, issuance of 25,000 common shares and 25,000 stock options based on “fair market price” to MinQuest Inc.  The Option Agreement includes cash payments totaling $266,000 over seven years and the issuance of 175,000 common shares and 175,000 stock options based on “fair market price” over the same seven-year period.  The Company has agreed to work commitments of $3,550,000 over seven years.  Following the seventh anniversary, if commitments have been met, the Company shall receive a quitclaim for 100% interest in the property in consideration of a 3% Net Smelter Return.   The schedule of annual payments, minimum expenditures and number of stock options to be issued pursuant to the Longstreet Property Option Agreement is as follows:

	Required expenditure	Payment to Optionor	Annual Stock Option Obligation

January 15, 2012	$ 250,000	$ 26,000	25,000
January 15, 2013	350,000	36,000	25,000
January 15, 2014	450,000	36,000	25,000
January 15, 2015	550,000	56,000	25,000
January 15, 2016	750,000	56,000	25,000
January 15, 2017	1,000,000	56,000	25,000
Total	$ 3,350,000	$ 266,000	150,000

The Jet Property Option Agreement calls for the Company to invest a total of $110,000 (consisting of $40,000 in direct payments and $70,000 in expenditures towards development of the project) over the next seven years.  Under the agreement MinQuest is also entitled to receive residual payments if and when the project enters into production. The schedule of annual payments and minimum expenditures pursuant to the Jet Property Option Agreement is as follows:

	Required expenditure	Payment to Optionor

July 7, 2011	$ 10,000	$ 5,000
July 7, 2012	10,000	5,000
July 7, 2013	10,000	5,000
July 7, 2014	10,000	5,000
July 7, 2015	10,000	5,000
July 7, 2016	10,000	5,000
July 7, 2017	10,000	5,000
Total	$ 70,000	$ 35,000

The following is a summary of capitalized mining interests as of July 31, 2011 and April 30, 2011:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

	July 31, 2011	April 30, 2011
	(unaudited)	(audited)
Longstreet Property	$ 89,999	$ 83,999
Excalibur Property	116,500	116,500
Jet Property	10,000	5,000
Total	$ 216,499	$ 205,499

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 1, 2008, the Company leased office space for $1,000 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC an entity owned by the spouse of the Company President.  The Company believe this office space and facilities are sufficient to meet our present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.  For the three months ended July 31, 2011 and 2010, $3,078 and $2,377, respectively, was paid to this related entity.

During the quarter ending July 31, 2011, the Company entered into a series of short term promissory notes in the amount of $79,400.  The notes mature October 1, November 1 and December 1, 2011 and bear interest at 12% per annum.  The Company recognized interest expense of $1,800 for the three months ended July 31, 2011.  The interest payable at July 31, 2011 is $1,800.

NOTE 5 - INCOME TAXES

Management estimates the effective tax rate for the year ended April 30, 2012 will be 0%.

NOTE 6 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted Average Exercise Price	Expiration Date

Oustanding at April 30, 2009	1,200,000	$ 0.20	April 15, 2012
Issued	-
Exercised	-	-
Expired	-
Oustanding at April 30, 2010	1,200,000	0.20
Issued	240,000	0.75	November 15, 2012
Exercised	(650,000)	(0.20)
Expired	-
Oustanding at April 30, 2011	790,000	0.37
Issued
Exercised
Expired	-
Oustanding at July 31, 2011	790,000	$ 0.37

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

NOTE 7 - STOCK OPTIONS

The following is a summary of the Company's options issued and outstanding in conjunction with certain mining interest agreements on several properties:

	Options	Weighted Average Exercise Price
Outstanding at April 30, 2008	-	-
Issued	50,000	$ 0.11
Exercised	-	-
Expired	-
Outstanding at April 30, 2009	50,000	0.11
Issued	75,000	0.45
Exercised	-	-
Expired	-
Outstanding at April 30, 2010	125,000	0.32
Issued	75,000	0.45
Exercised	-	-
Expired	-
Outstanding at April 30, 2011	200,000	0.29
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at July 31, 2011	200,000	0.29

Total mining interest cost capitalized under the issuance of options was $ Nil and $19,250 for the three months ended July 31, 2011 and the year ended April 30, 2011, respectively.  These costs are classified on the Company's balance sheets as mining interests.

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

On May 30, 2011 the Board of Directors authorized grant of 1,960,000 options to purchase shares of common stock of the Company to various directors, officers and consultants.  The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

2011
Options issued	1,960,000
Weight average volatility	276.1%
Expected dividends	-
Expected term (years)	1.5
Risk-free rate	3.07%
Expected forfeiture rate	0% - 10%

The following is a summary of the Company's options issued and outstanding in conjunction with the the 2011 Stock Option/Restricted Stock Plan:

	Options	Weighted Average Exercise Price	Expiration Date

Oustanding at April 30, 2011	-	-
Issued	1,960,000	0.15	May 30, 2021
Exercised	-
Expired	-
Oustanding at July 31, 2011	-	-
	1,960,000	$ 0.15

Total stock option expensed under the issuance of options was $ 66,863 for the three months ended July 31, 2011.  These costs are classified on the Company's statement of operations as "management and administrative".

NOTE 8 - CORRECTION OF ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As disclosed in the financial statements as of and for the year ended April 30, 2011, management has determined that certain errors were contained in the Company s financial statements for quarter ended July 31, 2010.

Since acquiring the first development property in Nevada, the Company has not been capitalizing the appropriate costs as mineral interest.  The Excalibur, Longstreet, and Jet properties call for annual lease payments, the issuance of common stock, and common stock purchase options, for the right to acquire the undivided right, title and interest in and to the properties.  In accordance with guidance contained in ASC 805 mineral rights to explore, extract and retain at least a portion of the benefits from mineral deposits are to be considered tangible assets.  The adjustments required to appropriately record these adjustments are material to the filed financial statements, thus management is restating the July 31, 2010 numbers.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

The effect of the Company's previously issued July 31, 2010  financial statement is summarized as follows:

Balance Sheet

		July 31, 2010
		Previously	Increase
		Reported	(Decrease)	Restated
ASSETS
	Cash	$ 72,287	$ -	$ 72,287
	Mineral interest	20,000	104,000	124,000
	Leasehold Improvements	1,077	(1,077)	-
		$ 93,364	$ 102,923	$ 196,287

LIABILITIES
	Accounts payable	$ 69,140	$ -	$ 69,140
	Note payable, related party	200	-	200
		69,340	-	69,340
EQUITY
	Common stock	62,020	-	62,020
	APIC	419,480	39,000	458,480
	Stock subscription		-
	Retained deficit	(457,476)	63,923	(393,553)
		24,024	102,923	126,947
		$ 93,364	$ 102,923	$ 196,287

Statements of Operations

		Three months ended July 31, 2010
		Previously	Increase
		Reported	(Decrease)	Restated
EXPENSES
	Mineral exploration and consultants	$ -	$ 41,451	$ 41,451
	Management and administrative	94,948	(69,291)	25,657
	Legal and professional	-	3,686	3,686
	Directors fees and other		231	231
NET LOSS		$ 94,948	$ (23,923)	$ 71,025

NOTE 12 -SUBSEQUENT EVENTS

On August 23, 2011, the Company entered into a short term promissory note in the amount of $36,000 with the spouse of the Company’s President.  The note matures January 1, 2012 and bears interest at 12% per annum with monthly interest-only payments of $360.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

On September 1, 2011, the Company issued 150,000 shares of common stock to one vendor in lieu of cash payment for services provided.  These shares were valued at $0.06 per share; with the fair value of the aggregate issuance approximating the value of the services rendered.

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statement that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or stating that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

Star Gold Corp qualifies all forward-looking statements contained in this Annual Report by the foregoing cautionary statement.

Certain statements contained in this Annual Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include the Company’s expectations and objectives regarding its future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report.

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

The Company currently owns a 98% mineral interest in a Property located in the State of Nevada known as the Excalibur Property.

The Company has completed an initial exploration program on the Excalibur Property, which included Geological Mapping, Rock Sampling and Assaying.  Based on this analysis the Company has decided to move forward with the permitting of this property and associated drilling program.  The permitting was completed in June 2010 and the drilling program commenced the week of June 20th, 2010.

Star Gold Corp. currently owns a 100%  mineral interest in a Property located in the State of Nevada known as the Longstreet Property. The Company is currently going through the permitting stage to allow it to commence drilling.

On July 7th, 2010, Star Gold Corp. acquired 100% mineral interest in a Property located in the State of Nevada known as the Jet Property.

The Company has no patents, licenses, franchises or concessions which are considered by the Company to be of importance.  The business is not of a seasonal nature.  Since the potential products are traded in the open market, the Company has no control over the competitive conditions in the industry.

Overview of Mineral Exploration and Current Operations

Star Gold Corp. is a mineral exploration stage company with no producing mines.   Mineral exploration is essentially a research activity that does not produce a product.  Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies.  As such the Company acquires properties which it believes have potential to host economic concentrations of minerals, particularly gold and silver.  These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others.  An unpatented mining claim is an interest that can be acquired to the mineral rights on open lands of the federal owned public domain.  Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management  The Company intends to remain in the business of exploring for mining properties that have the potential to produce gold, silver, base metals and other commodities.

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

Competition

Star Gold Corp. competes with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom the Company competes have greater financial and technical resources.  Accordingly, competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on Star Gold Corp.’s ability to finance further exploration and to achieve the financing necessary for the Company to develop its mineral properties.

The Company provides no assurance it will be able to compete in any of its business areas effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the business, financial condition and operating results.

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 6240 E. Seltice Way, Suite C, Post Falls, ID  83854.  The telephone number (208) 664-5066.  Star Gold Corp. rents office space from Marlin Property Management which is a single member Limited Liability Company owned by the spouse of the Company President and director, Lindsay Gorrill.  This office space consists of approximately 250 square feet, and Mr. Gorrill supplies this office space to the company at a monthly rental rate of $750.  Star Gold Corp. does not currently own any physical or real property.

Employees

The Company has no employees other than its executive officers and directors as of the date of this Annual Report on Form 10-Q Star Gold Corp. conducts  business largely through agreements with consultants and arms length persons.

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

Based on the recommendations of its consulting geologists, the Company is continuing its exploration program on the Excalibur Property and the Longstreet Property. At July 31, 2011, the Company had $1,298 cash on hand, and a working capital deficit of $175,680. As such, the Company will require substantial additional financing in the near future in order to meet current obligations and to continue our operations. Currently, Star Gold Corp. does not have any financing arrangements in place and there are no assurances that it will be able to obtain sufficient financing on terms acceptable to the Company, if at all.

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

RESULTS OF OPERATIONS

		Three Months Ended July 31,
		2011	2010
SUMMARY OF OPERATONS		(unaudited)	(unaudited)
REVENUE		$ -	$ -
	Mineral exploration and consultants expenses	45,807	41,451
	Legal and professional fees	24,188	3,686
	Management and administrative	92,339	25,657
	Directors fees	-	250
	Other expenses	1,799	(19)
NET COMPREHENSIVE INCOME (LOSS)		$ (164,132)	$ (71,025)

	Three Months Ended July 31,
	2011	2010
SUMMARY OF MANAGEMENT AND ADMINISTRATIVE EXPENSES	(unaudited)	(unaudited)
Auto and travel	$ 6,400	$ 2,197
General administrative and insurance	13,500	16,328
Office and computer expense	2,055	4,978
Rent and lease expense	2,982	1,550
Stock Options	66,863
Telephone and utilities	538	605
TOTAL MANAGEMENT AND ADMINISTRATIVE EXPENSES	$ 92,339	$ 25,657

	Three Months Ended July 31,
	2011	2010
SUMMARY OF LEGAL AND PROFESSIONAL FEES	(unaudited)	(unaudited)
Audit and accounting	$ 15,076	$ -
Legal and professional fees	1,230	1,560
Public Company expense	387	2,126
Investor relations	7,495	-
TOTAL LEGAL AND PROFESSIONAL FEES	$ 24,188	$ 3,686

Results of Operations

The Company has earned no revenue in 2011 or 2010 and does not anticipate earning any revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other business opportunities.

Total expenses for the three months ending July 31, 2011 of $164,132 increased 131% over total expenses of $71,025 for the comparable period ending July 31, 2010.  The increase in total expense is primarily a result of stock option expense recognized of $66,863 during the period.  Exploration and consulting expense for the three months ended July 31, 2011 was $45,807, an increase of $4,356 over the three months ended July 31, 2010 expense of $41,451. The Company expects to complete a drilling program on the Longstreet property during the quarter ending October 31, 2011.

Management and administrative expense increased $66,682 to $92,339 compared to 2010 expense of $25,657. The increase is a result of stock option expense of $66,863.  All other management and administrative expenses decreased in aggregate by $182. Management expects these expenses to remain relatively constant in 2012.

Certain Board members are also compensated on a per diem consulting rate to verify and assess technical information provided by outside consultants.  No director fees were expensed during the three months ending July 31, 2011.

Legal and professional fees increased $20,502, to $24,188 in 2011 from $3,686 in 2010.  This increase is a direct result of engaging an investment relations firm to assist in raising awareness of Star Gold Corp. and increasing liquidity in the market and also engaging a new audit firm with particular expertise in the mining industry.  Management expects accounting and audit fees to stabilize with ongoing familiarity.

The Company does not expect significant increases in operating expenses for the upcoming fiscal year.  However, consulting and exploration expenses are expected to increase as the Company anticipates a significant drilling program on its Longstreet project during the remainder of calendar year 2011 and the fourth quarter of fiscal year ending April 30, 2012.

LIQUIDITY AND FINANCIAL CONDITION

	July 31, 2011	July 31, 2010
Working Capital	$ (190,756)	$ (60,888)
Total Assets	239,397	217,719
Accumulated Deficit	(831,520)	(667,388)
Stockholder Equity	47,342	144,611

	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010
Cash Flow from (used in) Operating Activities	$ (17,722)	$ (64,315)
Cash Flow from (used in) Financing Activities	$ 39,400	$ 255,200
Cash Flows from (used in) Investing Activities	$ (32,600)	$ (20,000)
Net increase (decrease) in Cash During Period	$ (10,922)	$ 170,885

The Company utilized $32,600 in cash from Investing Activities to exercise its option on claims agreements and utilized for certain capitalized mineral assets at its Longstreet and Jet projects, inclusive of a $21,600 bond to the U.S. Forest Service for drilling on the Longstreet property.

 As of July 31, 2011, the Company had cash on hand of $1,298. Since inception, the sole source of financing has been sales of the Company's common stock. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, the auditors stated in their report to the Company's audited financial statements for the period ended April 30, 2011 and their reviewed statements for the period ended July31, 2011 that there is substantial doubt that the Company will be able to continue as a going concern.

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

Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  While access to capital has improved recently, these disruptions could, among other things, make it more difficult for the Company to obtain, or increase the cost of obtaining, capital and financing for operations.  Access to additional capital may not be available to terms acceptable to the Company or at all.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.

CONTROLS AND PROCEDURES.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the President and Chief Executive Officer, Lindsay E. Gorrill ("CEO") and Chief Financial Officer, Kelly J. Stopher ("CFO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by the report, the Company's disclosure controls and procedures were adequately designed and effective in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company's CEO and CFO, as appropriate , to allow for accurate and timely decisions regarding required disclosures.

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended July 31, 2011.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Star Gold Corp. is not a party to any material legal proceedings and, to management’s knowledge, no such proceedings are threatened or contemplated. No director, officer or affiliate of Star Gold Corp. and no owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to Star Gold Corp. or has a material interest adverse to Star Gold Corp. in reference to pending litigation

ITEM 1A.

RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended April 30, 2011 which was filed with the SEC on August 15, 2011.

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4. -

[RESERVED]

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS

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

STAR GOLD CORP.

Date:	September 14, 2011	By:	/s/ Lindsay Gorrill
President, Chief Executive Officer and Chairman
(Principal Executive Officer )

/s/Kelly J. Stopher
Date:	September 14, 2011	By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 14, 2011	By:	/s/ Lindsay Gorrill
President, Chief Executive Officer and Chairman
(Principal Executive Officer )

/s/Kelly J. Stopher
Date:	September 14, 2011	By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)