Form 10-Q/A
period 2011-07-31
Star Gold Corp.
filed 2011-09-30
CIK 1401835

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Star Gold Corp. (the “Company”) on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 14, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 June 14, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR GOLD CORP.

Date:	September 30, 2011	By:	/s/ Lindsay Gorrill
President, Chief Executive Officer and Chairman
(Principal Executive Officer )

/s/Kelly J. Stopher
Date:	September 30, 2011	By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 30, 2011	By:	/s/ Lindsay Gorrill
President, Chief Executive Officer and Chairman
(Principal Executive Officer )

/s/Kelly J. Stopher
Date:	September 30, 2011	By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)