Form 10-Q
period 2011-10-31
Star Gold Corp.
filed 2011-12-15
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended  October 31, 2011

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52711

 STAR GOLD CORP.

(Exact name of the registrant business issuer as specified in its charter)

NEVADA	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
611 E. Sherman Avenue Coeur d'Alene, Idaho (Address of principal executive office)	83814 (Postal Code)
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

As of December 11, 2011 there were 63,260,000 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATMENTS (UNAUDITED)

BALANCE SHEETS AT OCTOBER 31, 2011, AND APRIL 30, 2011

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31,

      2011 AND 2010, AND FOR THE PERIOD FROM DECEMBER 8, 2006 (INCEPTION) TO OCTOBER         31, 2011

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED OCTOBER 31,

      2011 AND 2010, AND FOR THE PERIOD FROM DECEMBER 8, 2006 (INCEPTION) TO OCTOBER         31, 2011

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

ITEM 1A..

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

[RESERVED]

ITEM 5.

OTHER INFORMATION

ITEM 6

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	October 31, 2011	April 30, 2011
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$ 75,589	$ 12,220
Prepaid exploration expenses (Note 3)	150,120	-

TOTAL CURRENT ASSETS	225,709	12,220

MINING INTERESTS (Note 3)	210,499	205,499

RESTRICTED CASH	21,600	-

TOTAL ASSETS	$ 457,808	$ 217,719

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 111,126	$ 32,908
Subscriptions payable (Note 10)	274,052	-
Short term notes, related party (Note 5)	145,600	40,200

TOTAL CURRENT LIABILITIES	530,778	73,108

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value 300,000,000 shares authorized
63,260,000 shares issued and outstanding as of October 31, 2011 and 62,960,000 shares issued and outstanding at April 30, 2011, respectively	63,260	62,960
Additional paid-in capital	856,800	749,039
Accumulated deficit	(993,030)	(667,388)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(72,970)	144,611

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 457,808	$ 217,719

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

					For the period from
					December 8,
	For the three months ended October 31,	For the three months	For the six months ended October 31,		2006 (inception)
	2011	2010	2011	2010	to October 31, 2011
		(Restated - Note 9)	.	(Restated - Note 9)
OPERATING EXPENSE
Mineral exploration and consultants	$ 56,252	$ 90,880	$ 102,059	$ 132,331	$ 337,560
Legal and professional fees	53,898	25,340	78,086	29,026	181,857
Management and administrative	48,581	20,096	140,919	45,754	455,918
Directors fees	-	1,750	-	2,000	3,201

Total operating expenses	158,731	138,066	321,064	209,111	978,536

OTHER EXPENSE (INCOME)	2,779	(2)	4,578	(21)	14,494

Loss before provision for income taxes	(161,510)	(138,064)	(325,642)	(209,090)	(993,030)

Provision for income taxes	-	-	-	-	-

NET LOSS	$ (161,510)	$ (138,064)	$ (325,642)	$ (209,090)	$ (993,030)

Weighted average commons shares outstanding - basic and diluted	63,106,739	62,038,750	63,033,370	62,029,375

Net loss per share - basic and diluted	Nil	Nil	Nil	Nil

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

			For the Period
			from December 8,
	For the six months	For the six months	2006 (inception) to
	ended October 31, 2011	ended October 31, 2010	October 31, 2011
		(Restated - Note 8)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$ (325,642)	$ (209,090)	$ (993,030)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation and stock options	90,062	-	90,062
Common stock issued in consideration of services	18,000	-	18,000
Changes in assets and liabilities:
Prepaid exploration expenses	(150,120)	-	(150,120)
Accounts payable and accrued expenses	78,219	50,603	111,126
NET CASH USED IN OPERATING ACTIVITIES	(289,482)	(158,486)	(923,962)

CASH FLOW FROM INVESTING ACTIVITIES:
Payments related to mining claims	(5,000)	(25,000)	(130,000)
Restricted cash for exploration bonds	(21,600)	-	(21,600)
NET CASH USED IN INVESTING ACTIVITIES	(26,600)	(25,000)	(151,600)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	99,017	601,500
Proceeds from issuance of common stock pursuant to the
exercise of warrants	-	-	130,000
Proceeds from subscriptions payable	274,051	-	274,051
Proceeds from short term notes, related party	105,400	-	145,600
NET CASH PROVIDED BY FINANCING ACTIVITIES	379,451	99,017	1,151,151
Increase (decrease) in cash	63,369	(84,469)	75,589

CASH, BEGINNING OF PERIOD	12,220	114,632	-

CASH, END OF PERIOD	$ 75,589	$ 30,163	$ 75,589

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

NONCASH INVESTING AND FINANCING ACTIVITIES:
Options issued for mining claims	$ -	$ -	$ 58,499
Common stock issued for mining claims	-	-	$ 22,000

The accompanying notes are an integral part of these financial statements

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the "Company") was initially incorporated as Elan Development, Inc., in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada but the Company is currently focusing on gold properties in Nevada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of October 31, 2011, the Company had $75,589 in cash, negative working capital of $305,069, and stockholders’ equity (deficit) of $(72,970) and accumulated net losses of $993,030 since inception. These factors raise substantial doubt of the Company continuing as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its equity and/or debt securities. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations. The Company is not currently earning any revenues.

The financial statement represents those of an exploration and development stage company whose main focus is in the exploration and development of gold bearing properties.  The Company's main business is putting together land packages and mining claims that the Company perceives to have some potential for mineral reserves.  The Company then spends capital to explore these claims by drilling, geophysical work or other exploration work deemed necessary.  The business is a high risk business as there is no guarantee that the Company's exploration work will ultimately discover or produce any economically viable minerals.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months ended October 31, 2011, are not necessarily indicative of the results that may be expected for the full year ending April 30, 2012.

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

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

Stock-based Compensation

The Company estimates the fair value of its stock-based compensation in the form of options using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the Black-Scholes calculation of the fair value of the options.  The value of common stock granted is estimated as market value at the date of grant.

Loss Per Share

Basic Earnings Per Share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of October 31, 2011 and 2010, would be as follows:

	2011	2010
Stock Options	1,960,000	175,000
Warrants	790,000	1,200,000
Total Possible Dilution	2,750,000	1,375,000

At October 31, 2011 and 2010, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements in order to conform to the 2011 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as restated.

Accounting Changes and Error Corrections

Changes in accounting principle are reported through retrospective application of the new accounting principle to all prior periods. Errors in the financial statements of a prior period discovered subsequent to their issuance are reported as a prior-period adjustment by restating the prior period.  As described in Note 9, historical financial information included for the quarter and six month period ended October 31, 2010 has been restated.

Stock Issued for Services

Transactions in which common stock is issued for services are recorded at the fair value of the services received or the fair value of the stock issued, whichever is more reliably measurable.

NOTE 3 – MINING INTERESTS

The Excalibur Property Option Agreement (dated April 11, 2008) includes cash payments totaling $100,000 over five years and the issuance of 200,000 stock options based on “fair market price” over the same five-year period.  The Company has agreed to work commitments of $275,000 over five years.  Following the fifth anniversary, if commitments have been met, the Company shall receive a quitclaim for 100% interest in the property in consideration of a 3% Net Smelter Return royalty.   The schedule of annual payments, minimum expenditures and number of stock options to be issued pursuant to the Excalibur Property agreement is as follows:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

	Required expenditure	Payment to Optionor	Annual Stock Option Obligation

April 11, 2009	$ 50,000	$ 20,000	50,000
April 11, 2010	50,000	20,000	50,000
April 11, 2011	75,000	20,000	50,000
April 11, 2012	100,000	20,000	50,000
Total	$ 275,000	$ 80,000	200,000

The Longstreet Property Option Agreement (dated January 15, 2010) calls for initial cash payment of $20,000, issuance of 25,000 common shares and 25,000 stock options based on “fair market price” to MinQuest Inc.  The Option Agreement includes cash payments totaling $266,000 over seven years and the issuance of 175,000 common shares and 175,000 stock options based on “fair market price” over the same seven-year period.  The Company has agreed to work commitments of $3,550,000 over seven years.  Following the seventh anniversary, if commitments have been met, the Company shall receive a quitclaim for 100% interest in the property in consideration of a 3% Net Smelter Return.

The Company incurred expenditures of $206,000 during the three months ended October 31, 2011 to satisfy certain required expenditure obligations under the Longstreet Property Agreement in advance of completion of exploration and drilling operations required.  The expenditure has been classified on the Company's Balance Sheet as Prepaid Exploration Expense and is reduced as invoices are applied to ongoing drilling and exploration activities.  At October 31, 2011, the balance of Prepaid Exploration Expense was $150,120 which the Company expects to recognize as exploration expense during the remainder of its fiscal year ending April 30, 2012.

The schedule of annual payments, minimum expenditures and number of stock options to be issued pursuant to the Longstreet Property Option Agreement is as follows:

	Required expenditure	Payment to Optionor	Annual Stock Option Obligation

January 15, 2011	$ 200,000	$ 20,000	25,000
January 15, 2012	250,000	26,000	25,000
January 15, 2013	350,000	36,000	25,000
January 15, 2014	450,000	36,000	25,000
January 15, 2015	550,000	56,000	25,000
January 15, 2016	750,000	56,000	25,000
January 15, 2017	1,000,000	56,000	25,000
Total	$ 3,550,000	$ 286,000	175,000

 The Jet Property Option Agreement (dated July 7, 2010) calls for the Company to invest a total of $110,000 consisting of $40,000 in direct payments and $70,000 in expenditures towards development of the project over the next seven years.  Under the agreement MinQuest is also entitled to receive residual payments if and when the project enters into production. The schedule of annual payments and minimum expenditures pursuant to the Jet Property Option Agreement is as follows:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

	Required expenditure	Payment to Optionor

July 7, 2011	$ 10,000	$ 5,000
July 7, 2012	10,000	5,000
July 7, 2013	10,000	5,000
July 7, 2014	10,000	5,000
July 7, 2015	10,000	5,000
July 7, 2016	10,000	5,000
July 7, 2017	10,000	5,000
Total	$ 70,000	$ 35,000

The following is a summary of capitalized mining interests as of October 31, 2011 and April 30, 2011:

	October 31, 2011	April 30, 2011
	(unaudited)	(audited)
Longstreet Property	$ 83,999	$ 83,999
Excalibur Property	116,500	116,500
Jet Property	10,000	5,000
Total	$ 210,499	$ 205,499

NOTE 4 – STOCKHOLDERS' EQUITY (DEFICIT)

On September 1, 2011, the Company issued 150,000 shares of common stock to one vendor in lieu of cash payment for services provided.  These shares were valued at $0.06 per share or $9,000 which approximated fair value of the shares at the date of grant.

On October 1, 2011, the Company issued 150,000 shares of common stock to one vendor in lieu of cash payment for services provided.  These shares were valued at $0.06 per share or $9,000 which approximated fair value of the shares at the date of grant.

NOTE 5 – RELATED PARTY TRANSACTIONS

On July 1, 2008, the Company leased office space for $1,000 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC an entity owned by the spouse of the Company President.  The Company believe this office space and facilities are sufficient to meet our present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.  For the three months ended October 31, 2011 and 2010, $3,078 and $2,377, respectively, was paid to this related entity.

During the six months ending October 31, 2011, the Company entered into a series of short term promissory notes, with the spouse of the Company’s President, in the amount of $105,400.  The notes mature October 1, November 1, December 1, 2011 and January 1, 2012 and bear interest at 12% per annum.  The Company recognized interest expense of $4,580 for the six months ended October 31, 2011.

NOTE 6 - INCOME TAXES

Management estimates the effective tax rate for the year ended April 30, 2012 will be 0%.

NOTE 7 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

	Shares	Weighted Average Exercise Price	Expiration Date

Oustanding at April 30, 2009	1,200,000	0.20	April 15, 2012
Oustanding at April 30, 2010	1,200,000	0.20
Issued	240,000	0.75	November 15, 2012
Exercised	(650,000)	(0.20)
Oustanding at April 30 and October 31, 2011	790,000	$ 0.37

NOTE 8 - STOCK OPTIONS

The following is a summary of the Company's options issued and outstanding in conjunction with certain mining interest agreements on several properties:

	Options	Weighted Average Exercise Price

Oustanding at April 30, 2009	50,000	0.11
Issued	75,000	0.45
Oustanding at April 30, 2010	125,000	0.32
Issued	75,000	0.45
Oustanding at April 30 and October 31, 2011	200,000	0.29

Total mining interest cost capitalized under the issuance of options was $ Nil and $19,250 for the six months ended October 31, 2011 and the year ended April 30, 2011, respectively.  These costs are classified on the Company's balance sheets as mining interests.

The Company has established the 2011 Stock Option/Restricted Stock Plan.  The Stock Option Plan is administered by the Board of Directors and provides for the grant of stock options to eligible individual including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

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

On May 30, 2011 the Board of Directors authorized grant of 1,960,000 options to purchase shares of common stock of the Company to various directors, officers and consultants.  The options vested 25% upon grant, and vest 25% on each successive six-month period thereafter.  The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

2011
Options issued	1,960,000
Weight average volatility	276.1%
Expected dividends	-
Expected term (years)	1.5
Risk-free rate	3.07%
Expected forfeiture rate	0% - 10%

The following is a summary of the Company's options issued and outstanding in conjunction with the 2011 Stock Option/Restricted Stock Plan:

	Options	Weighted Average Exercise Price	Expiration Date

Outstanding at April 30, 2011	-	-
Issued	1,960,000	0.15	May 30, 2021
Exercised	-
Forfeited	(200,000)	0.15
Outstanding at October 31, 2011	1,760,000	0.15

Total stock option expensed under the issuance of options was $90,062 for the six months ended October 31, 2011.  These costs are classified on the Company's statement of operations as "management and administrative".  Unvested stock compensation related to options was $150,102 at October 31, 2011.

NOTE 9 - CORRECTION OF ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As disclosed in the financial statements as of and for the year ended April 30, 2011, management has determined that certain errors were contained in the Company s financial statements for quarter ended October 31, 2010.

Since acquiring the first development property in Nevada, the Company had not been capitalizing the appropriate costs as mineral interest.  The Excalibur, Longstreet, and Jet properties call for annual lease payments, the issuance of common stock, and common stock purchase options, for the right to acquire the undivided right, title and interest in and to the properties.  In accordance with guidance contained in ASC 805 mineral rights to explore, extract and retain at least a portion of the benefits from mineral deposits are to be considered tangible assets.  The adjustments required to appropriately record these adjustments are material to the filed financial statements, thus management is restating the October 31, 2010 amounts.

The effect of the Company's previously issued October 31, 2010  financial statement is summarized as follows:

Statements of Operations

	Three months ended October 31, 2010			Six months ended October 31, 2010
	Previously	Increase		Previously	Increase
	Reported	(Decrease)	Restated	Reported	(Decrease)		Restated
EXPENSES
Mineral exploration and consultants	$ -	$ 90,880	$ 90,880	$ -	$ 132,331		$ 132,331
Management and administrative	309,785	(289,689)	20,096	404,733	(356,979)	1	47,754
Legal and professional	-	25,338	25,338	-	29,026		29,026
Other expense (income)		1,750	1,750		(21)		(21)

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

NET LOSS	$ 309,785	$(171,721)	$ 138,064	$ 404,733	$(195,643)	$ 209,090

1

Stock options granted in the period ended October 31, 2010 totalling  were subsequently rescinded in their entirety.  For the quarters ended January 31, 2011 and October 31, 2010 stock option expense of $170,645 and $85,322 respectively was rescinded.

NOTE 10 - SUBSCRIPTIONS PAYABLE

During the three months ended October 31, 2011, the Company received $274,052 in deposits pursuant to the proposed issuance of a short-term debenture, anticipated to be convertible into shares of the Company's common stock.  Issuance of such debenture is estimated to be completed shortly after the effective date of the reverse stock split as discussed in Note 11.

NOTE 11 - REVERSE STOCK SPLIT

On or about November 30, 2011 the Company received written consents in lieu of a special meeting of the Board and of the Shareholders authorizing the Board to undertake a 1:6 reverse split of the Company's common shares. Pursuant to the reverse split, holders of Star Gold common stock, as of November 30, 2011 (the "Record Date"), will receive one (1) share of Star Gold common stock in exchange for every six (6) shares of Star Gold common stock held by the shareholder on the Record Date (the "Reverse Split").  Following the execution of the Reverse Split the number of issued and outstanding shares of Star Gold common stock shall be reduced from 63,260,000 to approximately 10,543,333. The Reverse Split will not be effective until the Company files a Schedule 14C with the Securities and Exchange Commission ("SEC"), clears SEC comment on the 14C and the Financial Industry Regulatory Authority ("FINRA") approves of the Reverse Split.

On a proforma basis for the three months and six months ending October 31, 2011, the weighted average number of shares outstanding based on a 1:6 reverse split would be 10,517,790 and 10,505,562 respectively.   Pro-forma Earnings Per Share would be ($.02) and ($.03) for the three and six months ending October 31, 2011

NOTE 12 -SUBSEQUENT EVENTS

On November 1, 2011, the Company issued 150,000 shares of common stock to one vendor in lieu of cash payment for services provided.  These shares were valued at $0.06 per share or $9,000, representing the fair value of the shares at the date of grant.

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

The Company currently owns the rights to acquire up to a 100% mining interest (covering a total of 50 unpatented claims) in a mineral property (known as the Excalibur Property) located in the State of Nevada.

The Company has completed an initial exploration program on the Excalibur Property, which included Geological Mapping, Rock Sampling and Assaying.  Based on this analysis the Company has decided to move forward with the permitting of this property and associated drilling program.  The permitting was completed in June 2010 and the drilling program commenced the week of June 20th, 2010.[what was done in the drilling program?]

Star Gold Corp. currently leases with an option to acquire 60 unpatented mining claims (covering approximately 490 Hectares) located in the State of Nevada and known as the Longstreet Property. The Company is currently going through the permitting stage to allow it to commence drilling.

On July 7th, 2010, Star Gold Corp. acquired a 100% mineral interest in a Property located in the State of Nevada (approximately 300 kilometers northwest of Las Vegas) known as the Jet Property.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 611 E. Sherman Avenue, Coeur d' Alene, ID 83814.  The telephone number is (208) 664-5066.  In September the Company relocated its offices, from Post Falls, Idaho, but continues to rent office space, under the same terms that governed the lease of its previous office space, from Marlin Property Management, LLC (“Marlin”) which is a single member limited liability company owned by the spouse of the Company President and director, Lindsay Gorrill.  This office space consists of approximately 400 square feet, and beginning on January 1, 2012 Marlin will supply this office space to the Company at a monthly rental rate of $1500.  Star Gold Corp. does not currently own any physical or real property.

Employees

The Company has no employees other than its executive officers and directors as of the date of this Quarterly Report on Form 10-Q.   Star Gold Corp. conducts business largely through agreements with consultants and arms length persons.

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

PLAN OF OPERATION

The Company maintains a corporate office in Coeur d'Alene, Idaho.  This is the primary administrative office for the company and is utilized by Company President Lindsay Gorrill and Chief Financial Officer Kelly Stopher.

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

Drilling priority after definition drilling at Main should be on Main’s east and west extensions starting with the NE Main and North targets.  A total of 10,000 feet of RC drilling was proposed for Phase 1 drilling.

A revised budget for Longstreet Project 2011 is following.  Longstreet Project 2011, which was initially planned to consist of drilling to the 10,000 foot level, commenced October 23, 2011.  The Company expects drilling to be completed on or about December 15, 2011.   This initial phase constitutes drilling of 5,000 feet to satisfy minimum expenditure requirements under the Longstreet Property Agreement and also verify inference of economic resource on the Longstreet site.  The Company anticipates drilling the remaining 5,000 feet as part of an expanded program slated for Spring 2012.

Phase 1 RCR Drilling
5,000	feet @	$35	per foot	$175,000
(includes sample supplies, survey and assay)
Geochemical Analysis				$28,750
Geologist, Technician and Supervision				$29,800
Surface and underground sampling

(includes supplies and assays)	$2,500
Travel and lodging	$9,900
Misc. and incidental supplies	$2,200
Field equipment and contractor	$27,500

Total Revised Proposed Phase 1 Budget for 2011	$275,650

Based on the recommendations of its consulting geologists, the Company is continuing its exploration program on the Excalibur Property and the Longstreet Property. At October 31, 2011, the Company had $75,589 cash on hand, and a working capital deficit of $305,069. As such, the Company will require substantial additional financing in the near future in order to meet current obligations and to continue our operations. Currently, Star Gold Corp. does not have any financing arrangements in place and there are no assurances that it will be able to obtain sufficient financing on terms acceptable to the Company, if at all.

Due to the lack of operating history and  present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended April 30, 2011 that there currently exists substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
SUMMARY OF OPERATIONS	(unaudited)	(unaudited and restated)	(unaudited)	(unaudited and restated)
REVENUE	$ -	$ -	$ -	$ -
Mineral exploration and consultants expenses	56,252	90,880	102,059	132,331
Legal and professional fees	53,898	25,340	78,086	29,026
Management and administrative	48,581	20,096	140,919	45,754
Directors fees	-	1,750	-	2,000
Other expenses	2,779	(2)	4,578	(21)
NET COMPREHENSIVE INCOME (LOSS)	$ (161,510)	$ (138,064)	$ (325,642)	$ (209,090)

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
SUMMARY OF MANAGEMENT AND ADMINISTRATIVE EXPENSES	(unaudited)	(unaudited and restated)	(unaudited)	(unaudited and restated)

Auto and travel	$ 9,924	$ 1,481	$ 16,324	$ 3,678
General administrative and insurance	320	101	320	101
Management fees	7,500	14,247	21,000	30,574
Office and computer expense	4,227	1,077	6,282	6,056
Rent and lease expense	3,000	2,623	5,982	4,173
Stock Options	23,198	-	90,061	-
Telephone and utilities	412	567	950	1,172
TOTAL MANAGEMENT AND ADMINISTRATIVE EXPENSES	$ 48,581	$ 20,096	$ 140,919	$ 45,754

	Three Months Ended October 31,		Six Months Ended October 31,
	2011	2010	2011	2010
SUMMARY OF LEGAL AND PROFESSIONAL FEES	(unaudited)	(unaudited and restated)	(unaudited)	(unaudited and restated)
Audit and accounting	$ 4,469	$ 5,000	$ 19,545	$ 5,000
Legal and professional fees	15,095	7,805	16,325	9,365
Public Company expense	285	3,300	672	5,426
Investor relations	34,049	9,235	41,544	9,235
TOTAL LEGAL AND PROFESSIONAL FEES	$ 53,898	$ 25,340	$ 78,086	$ 29,026

Results of Operations

The Company has earned no revenue from operations in 2011 or 2010 and does not anticipate earning any revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other business opportunities.

Total expenses for the three months ending October 31, 2011 of $161,510 increased 17% over total expenses of $138,064 for the comparable period ending October 31, 2010.  The increase in total expense is primarily a result of stock option expense recognized of $23,198 during the period and additional investor relations expense related to capital-raising efforts.  Exploration and consulting expense for the three months ended October 31, 2011 was $56,252, a decrease of $34,628 over the three months ended October 31, 2010 expense of $90,880.  The Company initiated a drilling program on the Longstreet property that is expected to culminate on or about December 15, 2011.  Consequently, comparable exploration activity to 2010 will be recognized in the quarter ending January 31, 2012.

Management and administrative expense increased $28,485 to $48,581 compared to 2010 expense of $20,096.  The increase is a result of stock option expense of $23,198.  All other management and administrative expenses increased in aggregate by $5,287. Management expects these expenses to remain relatively constant in 2012 with the likelihood of increased travel and investor relations expense as the Company continues to raise capital.   The Company also expects an increase in management and consulting fees through the end of the fiscal year ending April 30, 2012 related to planning and execution of the next phase of the Longstreet drilling program.

Certain Board members are also compensated on a per diem consulting rate to verify and assess technical information provided by outside consultants.  No director fees were expensed during the three months ending October 31, 2011.

Legal and professional fees increased $28,558 to $53,898 in 2011 from $25,340 in 2010.  This increase is a direct result of engaging an investment relations firm to assist in raising awareness of Star Gold Corp. and increasing liquidity in the market and also engaging a new audit firm with particular expertise in the mining industry.  Certain legal expense were incurred in the course of restating the Company by-laws, articles of incorporation and other related governance issues in order to facilitate raising additional capital for exploration.   Management expects accounting and audit fees to stabilize with ongoing familiarity.

The Company does not expect significant increases in operating expenses for the upcoming fiscal year.  However, consulting and exploration expenses are expected to increase as the Company anticipates a significant drilling program on its Longstreet project during the remainder of calendar year 2011 and the fourth quarter of fiscal year ending April 30, 2012.

LIQUIDITY AND FINANCIAL CONDITION

Balance Sheet Information:
	October 31, 2011	October 31, 2010
	(unaudited)	(unaudited and restated)
Working Capital	$ (305,069)	$ (60,888)
Total Assets	457,808	217,719
Accumulated Deficit	(993,030)	(667,388)
Stockholder Equity (Deficit)	(72,970)	144,611

Working Capital
	At October 31, 2011	At October 31, 2010
	(unaudited)	(unaudited and restated)
Current Assets	$ 225,709	$ 12,220
Current Liabilities	$ (530,778)	$ (73,108)
Working Capital (Deficit)	$ (305,069)	$ (60,888)

Cash Flows
	Six Months Ended October 31, 2011	Six Months Ended October 31, 2010
	(unaudited)	(unaudited and restated)
Cash Flow from (used in) Operating Activities	$ (289,482)	$ (158,486)
Cash Flow from (used in) Financing Activities	$ 379,451	$ 99,017
Cash Flows from (used in) Investing Activities	$ (26,600)	$ (25,000)
Net increase (decrease) in Cash During Period	$ 63,369	$ (84,469)

The Company utilized $26,600 in cash from Investing Activities to exercise its option on claims agreements and for certain capitalized mineral assets at its Longstreet and Jet projects, inclusive of a $21,600 bond to the U.S. Forest Service for drilling on the Longstreet property.

 As of October 31, 2011, the Company had cash on hand of $75,589. Since inception, the sources of the Company’s financing have been through offerings of its securities and through debt financing. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, the auditors stated in their report to the Company's audited financial statements for the period ended April 30, 2011 and their reviewed statements for the period ended October31, 2011 that there is substantial doubt that the Company will be able to continue as a going concern.

Star Gold Corp. anticipates continuing to rely on offerings of its debt and/or equity securities in order to continue to fund business operations. Issuances of additional equity securities will result in dilution to the Company's existing stockholders. There is no assurance that the Company will be able to complete any additional offerings of its securities or that it will be able arrange for other financing to fund its planned business activities.

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

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended October 31, 2011.

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

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4. -

[RESERVED]

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Exhibits(2)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 June 14, 2007.
(2)

XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR GOLD CORP.

Date:	December 13, 2011	By:	/s/ Lindsay Gorrill
President, Chief Executive Officer and Chairman
(Principal Executive Officer )

/s/Kelly J. Stopher
Date:	December 13, 2011	By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 13, 2011	By:	/s/ Lindsay Gorrill
President, Chief Executive Officer and Chairman
(Principal Executive Officer )

/s/Kelly J. Stopher
Date:	December 13, 2011	By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)