Form 10-Q
period 2012-01-31
Star Gold Corp.
filed 2012-03-16
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended  January 31, 2012

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [x]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x]   No  [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  [ ]

 Accelerated Filer [ ]

 Non-Accelerated Filer [ ]

Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [x]

As of March 10, 2012 there were 10,643,333 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATMENTS (UNAUDITED)

BALANCE SHEETS AT JANUARY 31, 2012, AND APRIL 30, 2011

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2012 AND 2011, AND FOR THE PERIOD FROM DECEMBER 8, 2006 (INCEPTION) TO JANUARY 31, 2012

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2012 AND 2011, AND FOR THE PERIOD FROM DECEMBER 8, 2006 (INCEPTION) TO JANUARY 31, 2012

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

CAUTIONARY NOTE REGARDING FORWARD LOOKING FINANCIAL STATEMENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	January 31, 2012	April 30, 2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$140,587	$12,220
Prepaid exploration expense (Note 3)	199,329	-
TOTAL CURRENT ASSETS	339,916	12,220

MINING INTERESTS (Note 3)	238,749	205,499

RESTRICTED CASH (Note 2)	21,600	-

TOTAL ASSETS	$600,265	$217,719

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$140,745	$32,908
Subscriptions payable (Note 10)	599,582	-
Short term notes, related party (Note 5)	145,600	40,200
TOTAL CURRENT LIABILITIES	885,927	73,108

COMMITMENTS AND CONTINGENCIES (NOTE 12)	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized,
10,618,333 and 10,493,333 shares issued and outstanding respectively (Note 11)	10,618	10,493
Additional paid-in capital	977,785	801,506
Accumulated deficit during exploration stage	(1,274,065)	(667,388)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(285,662)	144,611

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$600,265	$217,719

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

		Three Months Ended			Nine Months Ended		For the period from December 6, 2008 (inception) to January 31, 2012
		January 31,			January 31,
		2012		2011	2012	2011
				(re-stated - Note 9)		(re-stated - Note 9)

REVENUE	$		$		$-	$-	$-

COST OF REVENUE		-		-	-	-	-

GROSS PROFIT		-		-	-	-	-

OPERATING EXPENSES:
Mineral exploration expenses		127,128		2,376	229,187	134,707	464,688
Legal and professional fees		79,488		13,859	157,574	42,885	241,346
Management and administrative		67,042		23,761	207,958	71,514	542,957
Directors fees		3,000		-	3,000	-	6,200
TOTAL OPERATING EXPENSES		276,658		39,996	597,719	249,106	1,255,191

LOSS FROM OPERATIONS		(276,658)		(39,996)	(597,719)	(249,106)	(1,255,191)

OTHER INCOME (EXPENSE):
Interest income (expense)		(4,377)		-	(8,958)	-	(18,874)

NET LOSS BEFORE INCOME TAXES		(281,035)		(39,996)	(606,677)	(249,106)	(1,274,065)

INCOME TAX BENEFIT		-		-	-	-	-

NET LOSS		$(281,035)		$(39,996)	$(606,677)	$(249,106)	$(1,274,065)

Net loss per share–basic and diluted (Note 2)		$(0.03)	$	Nil	$(0.06)	$(0.02)

Basic and diluted weighted average number of shares outstanding (Note 11)		10,592,790		10,449,239	10,534,638	10,375,232

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended		For the period from December 6, 2008 (inception) to January 31, 2012
	January 31,
	2012	2011
		(re-stated - Note 9)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(606,677)	$(249,106)	$(1,274,065)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued in consideration of services	45,000	-	45,000
Stock based compensation	126,904	-	126,904
Changes in assets and liabilities:
Prepaid exploration expenses	(199,329)	-	(199,329)
Accounts payable and accrued expenses	107,837	(14,653)	140,745
Net cash used by operating activities	(526,265)	(263,756)	(1,160,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments related to mining interests	(28,750)	(45,000)	(153,750)
Restricted cash paid for exploration bonds	(21,600)	-	(21,600)
Net cash used by investing activities	(50,350)	(45,000)	(175,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	120,000	601,500
Proceeds from issuance of common stock pursuant to exercise of warrants	-	130,000	130,000
Proceeds from subscriptions payable	599,582	-	599,582
Proceeds from short term notes, related party	105,400	-	145,600
Net cash provided by financing activities	704,982	250,000	1,476,682

Net increase in cash	128,367	(58,756)	140,587

CASH AT BEGINNING OF PERIOD	12,220	114,632	-

CASH AT END OF PERIOD	$140,587	$55,876	140,587

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Options to purchase common stock issued for mining interests	$4,500	$6,999	$62,999
Common stock issued for mining interests	-	22,000	22,000

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2012

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the "Company") was initially incorporated as Elan Development, Inc., in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada but the Company is currently focusing on gold properties in Nevada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of January 31, 2012, the Company had $140,587 in cash, negative working capital of $546,011, and stockholders’ equity (deficit) of $(285,662) and accumulated net losses of $1,274,065 since inception. These factors raise substantial doubt of the Company continuing as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months ended January 31, 2012, are not necessarily indicative of the results that may be expected for the full year ending April 30, 2012.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.

Restricted cash

Restricted cash represents collateral for bonds held for exploration permits.

Stock-based Compensation

The Company estimates the fair value of its stock-based compensation in the form of options using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2012

expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the Black-Scholes calculation of the fair value of the options.  The value of common stock issued for consideration other than cash is estimated as fair value at the date of issue.

Loss Per Share

Basic earnings per share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of January 31, 2012 and April 30, 2011, would be as follows:

	2012	2011

Stock Options	518,333	200,000
Warrants	131,667	131,667
Total possible dilution	650,000	331,667

At January 31, 2012 and April 30, 2011, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made to the 2011 financial statements in order to conform to the 2012 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as restated.

Error Corrections

 Errors in the financial statements of a prior period discovered subsequent to their issuance are reported as a prior-period adjustment by restating the prior period.  As described in Note 9, historical financial information included for the three month and nine month period ended January 31, 2011 has been restated.

NOTE 3 – MINING INTERESTS

EXCALIBUR PROPERTY

The Excalibur Property Option Agreement (dated April 11, 2008) calls for initial cash payment of $20,000 and cash payments totaling $80,000 over five years and the issuance of 200,000 options to purchase common stock based on “fair market price” over the same five-year period.  The Company has agreed to work commitments of $275,000 over five years.  Following the fifth anniversary, if commitments have been met, the Company shall receive 100% interest in the property in consideration of a 3% Net Smelter Return royalty.  The Excalibur Property Option Agreement was amended on January 30, 2012 revising the payment date of the final required expenditure to August 31, 2012.   The schedule of annual payments, minimum expenditures and number of stock options to be issued pursuant to the Excalibur Property agreement is as follows:

	Required expenditure	Payment to Optioner	Annual Stock Option Obligation

April 11, 2009	$50,000	$20,000	50,000
April 11, 2010	50,000	20,000	50,000
April 11, 2011	75,000	20,000	50,000
August 31, 2012	100,000	20,000	50,000
Total	$275,000	$80,000	200,000

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2012

LONGSTREET PROPERTY

The Longstreet Property Option Agreement (dated January 15, 2010) calls for initial cash payment of $20,000, issuance of 25,000 common shares and 25,000 options to purchase common stock based on “fair market price” to MinQuest Inc.  The Option Agreement includes cash payments totaling $286,000) over seven years and the issuance of 175,000 common shares and 175,000 stock options based on “fair market price” over the same seven-year period.  The Company has agreed to work commitments of $3,550,000 over seven years.  Following the seventh anniversary, if commitments have been met, the Company shall receive 100% interest in the property in consideration of a 3% Net Smelter Return.

The Company incurred expenditures of $206,000 during the three months ended January 31, 2012 to satisfy certain required expenditure obligations under the Longstreet Property Agreement in advance of completion of exploration and drilling operations required.

At January 31, 2012, the balance of Prepaid Exploration Expense was $199,329 and has been classified on the Company's Balance Sheet as Prepaid Exploration Expense to Minquest to satisfy required expenditure obligations for the year ended January 15, 2012 for which the corresponding work could not be completed by that date.  The prepaid balance will be reduced as invoices are applied to ongoing drilling and exploration activities in the future which the Company expects to recognize as exploration expense during the remainder of its fiscal year ending April 30, 2012.

The schedule of annual payments, minimum expenditures and number of stock options to be issued pursuant to the Longstreet Property Option Agreement is as follows:

	Required expenditure	Payment to Optioner	Annual Stock Option Obligation

January 15, 2011	$200,000	$20,000	25,000
January 15, 2012	250,000	26,000	25,000
January 15, 2013	350,000	36,000	25,000
January 15, 2014	450,000	36,000	25,000
January 15, 2015	550,000	56,000	25,000
January 15, 2016	750,000	56,000	25,000
January 15, 2017	1,000,000	56,000	25,000
Total	$3,550,000	$286,000	175,000

JET PROPERTY

The Jet Property Option Agreement (dated July 7, 2010) calls for the Company to invest a total of $110,000 consisting of $40,000 in direct payments, including initial down payment of $5,000, and $70,000 in expenditures towards development of the project over the next seven years.  The agreement was amended on January 30, 2012 modifying the date for initial required expenditures on the property to August 31, 2012.  Under the agreement MinQuest is also entitled to receive residual payments if and when the project enters into production. The schedule of annual payments and minimum expenditures pursuant to the Jet Property Option Agreement is as follows:

	Required expenditure	Payment to Optioner

August 31, 2012	$20,000	$10,000
July 7, 2013	10,000	5,000
July 7, 2014	10,000	5,000
July 7, 2015	10,000	5,000
July 7, 2016	10,000	5,000
July 7, 2017	10,000	5,000
Total	$70,000	$35,000

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2012

The following is a summary of capitalized mining interests as of January 31, 2012 and April 30, 2011:

	January 31, 2012	April 30, 2011

Longstreet property	$112,249	$83,999
Excalibur property	116,500	116,500
Jet property	10,000	5,000
Total	$238,749	$205,499

NOTE 4 – STOCKHOLDERS' EQUITY (DEFICIT)

On September 1, 2011, the Company issued 25,000 shares of common stock to one vendor in lieu of cash payment for investor relation services provided.  These shares were valued at $0.36 per share or $9,000 which approximated fair value of the shares at the date of grant.

On October 1, 2011, the Company issued 25,000 shares of common stock to one vendor in lieu of cash payment for services provided.  These shares were valued at $0.36 per share or $9,000 which approximated fair value of the shares at the date of grant.

On November 1, 2011, the Company issued 25,000 shares of common stock to one vendor in lieu of cash payment for investor relation services provided.  These shares were valued at $0.36 per share or $9,000 which approximated fair value of the shares at the date of grant.

On December 1, 2011, the Company issued 25,000 shares of common stock to one vendor in lieu of cash payment for investor relation services provided.  These shares were valued at $0.36 per share or $9,000 which approximated fair value of the shares at the date of grant.

On January 1, 2012, the Company issued 25,000 shares of common stock to one vendor in lieu of cash payment for investor relation services provided.  These shares were valued at $0.36 per share or $9,000 which approximated fair value of the shares at the date of grant.

NOTE 5 – RELATED PARTY TRANSACTIONS

On July 1, 2008, the Company leased office space for $1,000 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company President.  On ____________ the Company moved its offices to Coeur d’Alene, Idaho and continues to lease space from Marlin at the rate of $1,500.00 per month.  The Company believes this office space and facilities are sufficient to meet our present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.  For the three months ended January 31, 2012 and 2011, $3,078 and $2,377, respectively, was paid to this related entity.  For the nine months ended January 31, 2012 and 2011, $13,499 and $8,782, respectively was paid to this related entity.

During the nine months ending January 31, 2012, the Company entered into a series of short term promissory notes, with the spouse of the Company’s President, in the amount of $145,400.  The notes matured October 1, November 1, December 1, 2011 and January 1, 2012 and bear interest at 12% per annum and have subsequently been extended at the payor's option for an additional six months each.  The Company recognized interest expense of $4,415 and $8,998 for the three months and nine months ended January 31, 2012, respectively.  Accrued interest of $4,362 is included in “Accounts payable and accrued expenses” on the Company’s balance sheet at January 31, 2012.   On or about February 17, 2012, the balance of the short term promissory notes was subsequently converted to one of the debentures discussed in Note 13.

NOTE 6 - INCOME TAXES

Management estimates the effective tax rate for the year ended April 30, 2012 will be 0%.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2012

NOTE 7 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted average exercise price	Expiration date

Outstanding at April 30, 2009	200,000	$1.20	April 15, 2012
Outstanding at April 30, 2010	200,000	0.20
Issued	40,000	4.50	November 15, 2012
Exercised	(108,333)	(1.20)
Outstanding at January 31, 2012 and April 30, 2011	131,667	$2.22

NOTE 8 - STOCK OPTIONS

The following is a summary of the Company's options issued and outstanding in conjunction with certain mining interest agreements on several properties:

	Options	Weighted average exercise price

Outstanding at April 30, 2010	125,000	0.32
Issued	75,000	0.45
Outstanding at April 30, 2011	200,000	0.32
Issued	25,000	0.09
Outstanding at January 31, 2012	225,000	0.33

Total mining interest cost capitalized under the issuance of options was $ 2,250 and $19,250 for the nine months ended January 31, 2012 and the year ended April 30, 2011, respectively.  These costs are classified on the Company's balance sheets as mining interests.

The Company has established the 2011 Stock Option/Restricted Stock Plan (“2011 Plan”).  The 2011 Plan is administered by the Board of Directors and provides for the grant of stock options to eligible individual including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

The 2011 Plan has a fixed maximum percentage of 10% of the Company's outstanding shares that are eligible for the plan pool, whereby the number of Shares under the plan increases automatically increases as the total number of shares outstanding increase.  The number of shares subject to the 2011 Plan and any outstanding awards will be adjusted appropriated by the Board of Directors if the Company's common stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all of the Company's assets.

The 2011 Plan also has terms and limitations, including without limitations that the exercise price for stock options granted under the 2011 Plan must equal the stock's fair market value, based on the closing price per share of common stock, at the time the stock option is granted.  The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes model and commonly utilized assumptions associated with the Black-Scholes methodology.

On May 30, 2011 the Board of Directors authorized grant of 326,667 options (as adjusted by the Reverse Stock Split discussed in Note 11) to purchase shares of common stock of the Company to various directors, officers and consultants.  The options vested 25% upon grant, and vest 25% on each successive six-month period thereafter.  The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2012

2011
Options issued	326,667
Weighted average volatility	276.1%
Expected dividends	-
Expected term (years)	1.5
Risk-free rate	3.07%
Expected forfeiture rate	0%-10%

The number of options outstanding has been stated pro-forma according to the Reverse Stock Split as discussed in Note 11.

The following is a summary of the Company's options issued and outstanding in conjunction with the 2011 Stock Option/Restricted Stock Plan:

	Options	Weighted average exercise price	Expiration date

Outstanding at April 30, 2011	-	-
Issued	326,667	0.90	May 30, 2021
Exercised	-	-
Forfeited	(33,333)	0.90
Outstanding at January 31, 2012 and April 30, 2011	293,333	0.90

Total stock option expensed under the issuance of options was $126,904 for the nine months ended January 31, 2012.  Unvested stock compensation related to options was $120,081 at January 31, 2012.

NOTE 9 - CORRECTION OF ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As disclosed in the financial statements as of and for the year ended April 30, 2011, management has determined that certain errors were contained in the Company s financial statements for quarter ended January 31, 2011.

Since acquiring the first development property in Nevada, the Company had not been capitalizing the appropriate costs as mineral interest.  The Excalibur, Longstreet, and Jet properties call for annual lease payments, the issuance of common stock, and common stock purchase options, for the right to acquire the undivided right, title and interest in and to the properties.  In accordance with guidance contained in ASC 805 mineral rights to explore, extract and retain at least a portion of the benefits from mineral deposits are to be considered tangible assets.  The adjustments required to appropriately record these adjustments are material to the filed financial statements, thus management is restating the January 31, 2011 amounts.

The effect of the Company's previously issued January 31, 2011 financial statement is summarized as follows:

Statements of Operations

	Three months ended January 31, 2011			Nine months ended January 31, 2011
	Previously reported	Increase (Decrease)	Restated	Previously reported	Increase (Decrease)		Restated
EXPENSES
Mineral exploration and consultants	$-	$2,376	$2,376	-	134,707		134,707
Management and administrative	225,739	(211,880)	13,859	630,472	(558,958)	[1]	71,514
Legal and professional	-	23,761	23,761	-	42,885		42,885
NET LOSS	$(225,739)	$(185,743)	$(39,996)	$(630,472)	$(381,366)		$(249,106)

[1]

Stock options granted in the period ended October 31, 2010 were subsequently rescinded in their entirety.  For the three months and nine months ended January 31, 2011, stock option expense of $134,314 and $304,959 was rescinded.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2012

NOTE 10 – SUBSCRIPTIONS PAYABLE

During the nine months ended January 31, 2012, the Company received $599,582 in deposits pursuant to the proposed issuance of short-term debentures, which are convertible into shares of the Company's common stock.  Issuance of such debentures are estimated to be completed shortly after the effective date of the reverse stock split as discussed in Note 11.  Also see the discussion in Note 13.

NOTE 11 - REVERSE STOCK SPLIT

On or about November 30, 2011 the Company received written consents in lieu of a special meeting of the Board and of the Shareholders authorizing the Board to undertake a 1:6 reverse split of the Company's common shares. Pursuant to the reverse split, holders of Star Gold common stock, as of November 30, 2011 (the "Record Date"), will receive one (1) share of Star Gold common stock in exchange for every six (6) shares of Star Gold common stock held by the shareholder on the Record Date (the "Reverse Split").  The Company's shares immediately prior to the Reverse stock split totaled 63,710,000, which were adjusted to 10,618,333 shares as a result of the Reverse Stock Split.  . The Reverse Stock Split became effective February 2, 2012 when the Financial Industry Regulatory Authority ("FINRA") approved the Reverse Stock Split.

The Company's common stock began trading at its post Reverse Stock Split price at the beginning of trading on February 3, 2012.  Share, per share, and stock option amounts for all periods presented within this report for common stock and additional paid-in capital have been retroactively adjusted to reflect the Reverse Stock Split.

On a proforma basis for the three months and nine months ending January 31, 2012, the weighted average number of shares outstanding based on a 1:6 reverse split would be 10,592,790 and 10,534,638 respectively.   Pro-forma Earnings Per Share would be ($.02) and ($.06) for the three and nine months ending January 31, 2012

NOTE 12 –COMMITMENTS AND CONTINGENCIES

The Company has exploration obligation commitments as discussed in Note 3.

NOTE 13 -SUBSEQUENT EVENTS

On February 1, 2011, the Company issued 25,000 shares of common stock to one vendor in lieu of cash payment for services provided.  These shares were valued at $0.96 per share or $22,500, representing the fair value of the shares at the date of grant.

On February 15, 2012, the Company closed on a private placement of its securities (the “Placement”).  The Placement consisted of issuing nine hundred thousand dollars ($900,000) in five percent (5%) convertible debentures (the “Debentures”).  The Debentures are due one (1) year from their original issue date and are convertible to shares of the Company’s common stock, at the conversion price of $.10 per share, at any time before maturity, solely at the option of the Company.  The Placement also includes the issuance of warrants (the “Warrants”), to the Debenture holders, giving the holders thereof the ability to purchase, at the exercise price of $.15 per share, one (1) share of common stock of the Company for each share of Company’s common stock issuable to the holder upon conversion of the Debentures issued in conjunction with the Warrants.  The Warrants expire one (1) year from their original issue date.

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

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

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include the Company’s expectations and objectives regarding its future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Star Gold,” and the “Company”, mean Star Gold Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2011.  The following statements may be forward-looking in nature and actual results may differ materially.

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

The Company has completed an initial exploration program on the Excalibur Property, which included Geological Mapping, Rock Sampling and Assaying.  Based on this analysis the Company has decided to move forward with the permitting of this property and associated drilling program.  The permitting was completed in June 2010 and the drilling program commenced the week of June 20th, 2010.  The Company anticipates additional drilling and exploration of the Excalibur Property to commence in late July 2012.

Star Gold Corp. currently leases with an option to acquire 60 unpatented mining claims (covering approximately 490 Hectares) located in the State of Nevada and known as the Longstreet Property. The Company recently completed a drilling program of 16 test holes and expects to commence additional core drilling of the Main target site in April/May 2012.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 611 E. Sherman Avenue, Coeur d'Alene, ID 83814.  The telephone number is (208) 664-5066.  In September the Company relocated its offices, from Post Falls, Idaho, but continues to rent office space, under the same terms that governed the lease of its previous office space, from Marlin Property Management, LLC (“Marlin”) which is a single member limited liability company owned by the spouse of the Company President and director, Lindsay Gorrill.  This office space consists of approximately 400 square feet, and beginning on January 1, 2012 Marlin will supply this office space to the Company at a monthly rental rate of $1,500.  Star Gold Corp. does not currently own any physical or real property.

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

Based on the recommendations of its consulting geologists, the Company is continuing its exploration program on the Excalibur Property and the Longstreet Property.  The Company conducted a 16 hole drilling program during the quarter ended January 31, 2012

Results of the sixteen (16) hole program at the Main structure show new intercepts at depth in the central portion of the deposit. With true thicknesses of 65 to 120 feet these intercepts have potential to significantly expand the resource at Main (185,000 ounces of gold equivalent announced in June 2011). Drilling results are shown in the table below and a detailed plan map of drill hole locations and proposed holes can be found on the Star Gold website at: http://www.stargoldcorp.com/longstreet/LSMain2011DHFaults0112.pdf

Highlights of the 16 holes included:

•

8 holes exhibited +100 feet thicknesses of +0.01 oz/ton gold equivalent

•

4 holes exhibited +200 feet thicknesses of +0.01 oz/ton gold equivalent.

•

Drill hole LS-1101 exhibited 305 feet of +0.01 oz/ton gold equivalent.

The new intercepts at depth are largely responsible for this increase in mineralization thickness. Drill holes LS-1101, 1102, 1103, 1104, 1107 and 1113 all have new intercepts at depth (see plan and table). Initial interpretation is that these deeper intercepts are related to a structure that parallels the Adit Fault (see plan map), the largest mineralized structure recognized at Main.  Also of interest is drill hole LS-1115, which intersected 5 feet 0.134 oz/ton gold and 8.06 oz/ton silver down dip on the Adit Fault. This hole is part of a 60 foot thick intercept averaging 0.038 oz/ton gold equivalent. This high grade may indicate further down dip potential at underground mining grades.

Star Gold Corp anticipates a new technical report based on these results to be produced by late March 2012.

At January 31, 2012, the Company had $140,587 cash on hand, and a working capital deficit of $546,012. As such, the Company will require substantial additional financing in the near future in order to meet current obligations and to continue our operations. Currently, Star Gold Corp. does not have any financing arrangements in place and there are no assurances that it will be able to obtain sufficient financing on terms acceptable to the Company, if at all.

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

The Company has closed on a private placement of its debentures and warrants.  The placement consisted of issuing $900,000 in convertible debentures and warrants.  The drilling program discussed above was made possible due to the proceeds from this tranche of the Placement.  For more information on the Placement please review the Company’s report on Form 8-K filed on February 21, 2012.  The report is available for review at www.sec.gov.

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

On January 17, 2012, the Company announced the appointment of David Segelov as Chief Development Officer whose primary focus is strategic development of financing and investor relation programs.  Mr. Segelov will continue to serve as a Director of Star Gold Corp.

Scott Jenkins, also a Star Gold Director, recently relocated to Tonopah, NV and will oversee the ongoing exploration and drilling programs planned for the remainder of calendar year 2012 by providing consulting services to the Company on an ongoing basis.

RESULTS OF OPERATIONS

The Company has earned no revenue from operations in 2012 or 2011 and does not anticipate earning any revenues in the foreseeable future. Star Gold Corp. is an exploration stage company and presently is seeking other business opportunities.

SUMMARY OF OPERATIONS	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
	(unaudited)	(re-stated unaudited-Note 9)	(unaudited)	(re-stated unaudited-Note 9)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Mineral exploration and consultants expenses	127,128	2,376	229,187	134,707
Legal and professional fees	79,488	13,859	157,574	42,885
Management and administrative	67,042	23,761	207,958	71,514
Directors fees	3,000	-	3,000	-
Other expense (income)	4,377	-	8,958	-
TOTAL EXPENSES	281,035	39,996	606,677	249,106

NET INCOME (LOSS)	$(281,035)	$(39,996)	$(606,677)	$(249,106)

Total expenses for the three months ended January 31, 2012 of $281,035 increased $241,038 over total expenses of $39,996 for the comparable period ending January 31, 2011.  The increase in total expense is primarily a result of stock option expense recognized of $39,093 during the period and additional investor relations expense related to capital-raising efforts and legal fees associated with the Reverse Stock split.  Exploration and consulting expense for the three months ended January 31, 2012 was $127,128, an increase of $124,752 over the three months ended January 31, 2011 expense of $2,376.  The Company undertook a drilling program on the Longstreet property which culminated on December 15, 2011.

SUMMARY OF MANAGEMENT AND ADMINISTRATIVE EXPENSES
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
	(unaudited)	(re-stated unaudited-Note 9)	(unaudited)	(re-stated unaudited-Note 9)

Auto and travel	$11,762	$3,332	$28,086	$7,010
General administrative and insurance	-	409	269	509
Management fees	7,500	15,875	28,500	48,449
Office and computer expense	3,254	1,334	9,584	7,390
Rent and lease expense	4,500	1,500	10,482	5,673
Stock option expense	39,093	-	129,154	-
Telephone and utilities	933	1,311	1,883	2,483
TOTAL MANAGEMENT AND ADMINISTRATIVE EXPENSES	$67,042	$23,761	$207,958	$71,514

Management and administrative expenses for the three months ended January 31, 2012 increased $43,281 to $67,042 compared to 2011 expense of $23,761, of which $39,093 of the increase is associated with stock option expense.  Management expects these expenses to remain relatively constant in 2012 with the likelihood of increased travel and investor relations expense as the Company continues to raise capital.   The Company also expects an increase in management and consulting fees through the end of the fiscal year ending April 30, 2012 related to planning and execution of the next phase of the Longstreet drilling program.

Certain Board members are also compensated on a per diem consulting rate to verify and assess technical information provided by outside consultants.

SUMMARY OF LEGAL AND PROFESSIONAL FEES
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
	(unaudited)	(re-stated unaudited-Note 9)	(unaudited)	(re-stated unaudited-Note 9)

Audit and accounting	$4,423	$-	$23,968	$5,000
Legal and professional fees	14,240	3,150	30,565	12,515
Public company expense	1,819	1,709	2,491	7,135
Investor relations	59,006	9,000	100,550	18,235
TOTAL MANAGEMENT AND ADMINISTRATIVE EXPENSES	$79,488	$13,859	$157,574	$42,885

Legal and professional fees increased $11,090 to $14,240 for the three months ended January 31, 2012 from $3,150 for the three months ended January 31, 2011.  The increase is a result of legal and professional fees related to services provided with respect to the subscription purchase agreements (Note 10 to the Financial Statements) and services provided for the Reverse Stock Split described in Note 11 to the Financial Statements.  Additional legal expenses were incurred in the course of restating the Company by-laws, articles of incorporation and other related governance issues in order to facilitate raising additional capital for exploration.

Investor relations expense has increased from $50,006 to $59,006 for the three months ended January 31, 2012, compared to $9,000 for the three months ended January 31, 3011.  This increase is a direct result of engaging two investment relations firm to assist in raising awareness of Star Gold Corp. and increasing liquidity in the market.    Management expects accounting and audit fees to stabilize with ongoing familiarity.

The Company does not expect significant increases in operating expenses for the upcoming fiscal year.  However, consulting and exploration expenses are expected to increase as the Company anticipates a significant drilling program on its Longstreet project during the remainder of calendar year 2011 and the fourth quarter of fiscal year ending April 30, 2012.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	January 31, 2012	April 30, 2011
	(unaudited)	(audited)
Working capital (deficit)	$(546,012)	$(60,888)
Total assets	600,265	217,719
Accumulated deficit	(1,274,066)	(667,388)
Stockholder equity (deficit)	(285,663)	144,611

WORKING CAPITAL	January 31, 2012	April 30, 2011
	(unaudited)	(audited)
Current assets	$339,916	$12,220
Current liabilities	885,928	73,108
Working capital (deficit)	$(546,012)	$(60,888)

CASH FLOWS	Nine Months Ended January 31, 2012	Nine Months Ended January 31, 2011
	(unaudited)	(unaudited)
Cash flow from (used in) operating activities	$(526,265)	$(263,756)
Cash flow from (used in ) investing activities	(50,350)	(45,000)
Cash flow from (used in) financing activities	704,982	250,000
Net increase (decrease) in cash during period	128,367	(58,756)

The Company increased total assets to $600,625 at January 31, 2012 compared to $228,874 at January 31, 2011, primarily as a result of expenditures related to exploration activities on the Longstreet Property resulting in increase in prepaid exploration expense, capitalization of option payments and deposit on exploration bonds.  Mining Interests (Note 3) increased from $172,998 to $238,749. Prepaid expenses increased to $199,329 due to expenditures required under the terms of the Longstreet Property Agreement.  The Company paid in cash $250,000 to the optioner of the Longstreet Property and anticipates expensing the remaining $199,329 on exploration in April and May of 2012.

At January 31, 2012, the Company has a working capital deficit of $546,312, of which $744,982 in current liabilities (subscriptions payable and short-term, related party note) has been converted to debentures as described in Note 13 of the Financial Statements.

The Company utilized $45,000 in cash from Investing Activities on certain annual lease payments on capitalized mineral assets at its Longstreet, Jet and Excalibur projects for the nine months ended January 31, 2012 per the terms of Property Option Agreement described in Note 3 of the Financial Statements.  The Company is in compliance with all obligations of the Property Option Agreements.

As of January 31, 2012, the Company had cash of $140,587. Since inception, the sources of the Company’s financing have been through offerings of its equity securities and through debt financing. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

The audit opinion and Notes that accompany the Company's financial statements for the year ended April 30, 2011, disclose a 'going concern' qualification to the Company's ability to continue in business.  The financial statements for the period then ended have been prepared under the assumption that the Company will continue as a going concern.  Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements for the year ended April 30, 2011, the Company incurred losses and negative cash flows from operating activities for the year then ended, and at April 30, 2011, did not have sufficient cash reserves to cover normal operating activities for the following twelve months.  These factors raise substantial doubts about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended January 31, 2012.

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

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. -

MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. The Company is in the exploration stage and has no operations.

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 June 14, 2007.
(2)

XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAR GOLD CORP.

Date:	March 14, 2012	By:	/s/ Lindsay Gorrill
President, Chief Executive Officer and Chairman
(Principal Executive Officer )

/s/Kelly J. Stopher
Date:	March 14, 2012	By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)