Form 10-K
period 2012-04-30
Star Gold Corp.
filed 2012-08-13
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended April 30, 2012

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

 Commission File Number 000-52711

 STAR GOLD CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
611 E. Sherman Avenue Coeur d’Alene, Idaho (Address of principal executive office)	83814 (Postal Code)
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [x]   No [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post filed).    Yes  [x  ]  No  [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of III of this Form 10-K or any amendment to the Form 10-K.  [x]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  [ ]

 Accelerated Filer [ ]

 Non-Accelerated Filer [ ]

Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [x]

The Company had $Nil  in revenue during the year.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2011 was $3,163,000

As of July 30, 2012 there were 22,184,134 shares of issuer’s common stock outstanding.

STAR GOLD CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2012

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING FINANCIAL STATEMENTS

PART I

ITEM 1.- BUSINESS

ITEM 1A. - RISK FACTORS

ITEM 1B. - UNRESOLVED STAFF COMMENTS

ITEM 2. - PROPERTIES

ITEM 3. - LEGAL PROCEEDINGS

ITEM 4. – MINE SAFETY DISCLOSURES

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

ITEM 8.

 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.

 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

    AND FINANCIAL DISCLOSURE

ITEM 9A. - CONTROLS AND PROCEDURES

ITEM 9B. - OTHER INFORMATION

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND

     CORPORATE GOVERNANCE

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending April 30,  2012.  The following statements may be forward-looking in nature and actual results may differ materially.

PART I

ITEM 1.

BUSINESS

Corporate Background

The Company was originally incorporated on December 8, 2006, under the laws of the State of Nevada as Elan Development, Inc.  On April 25, 2008, the name of the company was changed to Star Gold Corp.   Star Gold Corp. is an exploration stage company engaged in the acquisition and exploration of precious metal deposit properties and advancing them toward production.  The Company is engaged in the business of exploring, evaluating and acquiring mineral prospects with the potential for economic deposits of precious and base metals.

The Company currently owns the rights to acquire up to a 100% mining interest (covering a total of 50 unpatented claims) in a mineral property located in the State of Nevada known as the Excalibur Property.

The Company has completed an initial exploration program on the Excalibur Property, which included Geological Mapping, Rock Sampling and Assaying.  Based on this analysis the Company has decided to move forward with the permitting of this property and associated drilling program.  The permitting was completed in June 2010 and the drilling program commenced the week of June 20th, 2010.  The Company is expected to commence additional drilling and exploration in August 2012.

Star Gold Corp. currently leases with an option to acquire 60 unpatented mining claims (covering approximately 490 Hectares)located in the State of Nevada and known as the Longstreet Property. The Company is currently engaged in exploration and drilling activity at the Longstreet property.

On July 7th, 2010, Star Gold Corp. acquired a 100% mining interest in a property located in the State of Nevada (approximately 300 kilometers northwest of Las Vegas) known as the Jet Property.  The Company is currently engaged in preliminary exploration activities and surface testing of the Jet property.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 611 E. Sherman Avenue, Coeur d'Alene, ID  83814.  The telephone number is (208) 664-5066.  Star Gold Corp. subleases office space from Marlin Property Management, LLC (“Marlin”) which is a single member limited liability company owned by the spouse of the Company’s Chairman of the Board, Lindsay Gorrill.  This office space consists of approximately 250 square feet, and Marlin supplies this office space to the Company at a monthly rental rate of $1,500.  Star Gold Corp. does not currently own title to any real property.

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

The auditor’s report on the Company’s 2012 financial statement expresses an opinion that substantial doubt exists as to whether the Company can continue as a going concern.  Because obtaining investment capital is not certain, or that the Company’s officers and directors may be unable or unwilling to loan or advance any additional capital to the Company, Star Gold Corp may not have the funds necessary to continue operations.  See “April 30, 2012 Audited Financial Statements.”

Risks Related to the Company

The Company has a limited operating history on which to base an evaluation of the business and prospects

The Company has not derived any revenue from exploration of its properties.  The Company’s operating history has been limited to the acquisition and exploration of its mineral properties. Such history does not provide a meaningful basis for an evaluation of its prospects for success if future determinations are made that mineral reserves exist and to commence construction and operation of a mine.  Other than through conventional and typical exploration methods and procedures, the Company has no addition means to evaluate the likelihood of whether its mineral properties contain any mineral reserve or, if they do, that they will be operated successfully.  The Company anticipates that it will continue to incur operating costs without realizing any operating revenues during the period it explores the properties.

During the fiscal year ended April 30, 2012, the Company had losses of $314,071 in connection with the maintenance and exploration of its mineral properties and the operation of the exploration business.  The Company therefore expects to continue to incur significant losses into the foreseeable future.  The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations.  At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business.  The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition.  There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share if the Company issues additional employee/director/consultant options or if the Company sells additional shares to finance its operation.

The Company has not generated any operational revenues from the exploration of its properties.  In order to further expand the Company’s business and meet its objectives, including but not limited to, raising funds to explore the Longstreet and Excalibur properties, additional capital funding may need to be obtained through the sale and issuance of additional debt and/or equity securities.  Furthermore, to finance any acquisition activity, growth and/or additional exploration programs, should those activities be properly approved, and depending on the outcome of its exploration programs, the Company may also need to issue additional shares.  The Company may also in the future grant to some or all of its directors, officers, insiders and key employee/consultants options, or other rights to acquire  common or preferred shares in the Company as non-cash incentives.  The issuance of any equity securities could cause then-existing stockholders to experience dilution of their ownership interests.

Should the Company issue additional shares in order to finance its business activities , investors’ interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  As of the date of the filing of this report there are outstanding 7,370,002 common share purchase warrants exercisable into 7,370,002 shares of common stock, 965,702 options granted that are exercisable into 965,702 shares of common stock and 833,333 convertible debentures convertible into 833,333 shares of common stock.  If all of these are exercised or converted, these would represent approximately 29.2% of the Company’s issued and outstanding shares.  If all of the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders.  The dilution may result in a decline in the market price of the Company’s shares.

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

Dependence on Key Management Personnel

The Company’s ability to continue exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on its ability to attract and maintain qualified key management personnel.  Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain such personnel.  The Company’s development now and in the future will depend on the effort of key management figures such as Lindsay Gorrill, Kelly Stopher David Segelov and Scott Jenkins.  The loss of any of these key people could have a material adverse effect on the Company’s business.  In addition, the Company has expanded the provisions of its stock option plan so the Company can provide incentive for the key personnel.

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

Company Chairman, Lindsay Gorrill, and Company President David Segelov own 50.8% of the Company’s outstanding common stock which may cause corporate decisions controlled by Mr. Gorrill and Mr. Segelov to appear to be inconsistent with the interests of other stockholders.

Company Chairman Lindsay Gorrill (41.3%) and Company President David Segelov (9.5.%) control a combined 50.8% of issued and outstanding shares of the Company’s common stock. Accordingly, in accordance with Star Gold Corp.’s Articles of Incorporation and Bylaws, Mr. Gorrill and Mr. Segelov are able to control who is elected to the board of directors. Since Mr. Gorrill and Mr. Segelov are not simply a passive investors but is also two of the Company’s  active executives, their interests as executives may, at times, be adverse to those of passive investors. Where those conflicts exist, stockholders will be dependent upon Mr. Gorrill and Mr. Segelov exercising their fiduciary duties as  members of the Board of Directors and/or an officer. Also, due to their stock ownership position, Mr. Gorrill and Mr. Segelov will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to the Company’s Articles of Incorporation; and (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Gorrill and Mr. Segelov to their detriment.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

 PROPERTIES.

The Company subleases office space at 611 E. Sherman Avenue,  Coeur d'Alene, Idaho,  83815 for $1500 per month from Marlin Property Management, LLC, an entity owned by the spouse of the Company's Chairman of the Board,  Lindsay Gorrill.  The Company believes this office space and facilities are sufficient to meet the Company's present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

The Company currently does not own any real property.   The Company owns a vehicle for business use in Nevada.

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

The Company has plans to commence additional exploration and drilling at the Excalibur Property during August 2012.

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

Mineralization: Mineralization appears to be related to the mafic dikes and portions of the feldspathic diorite contacts. These intrusive events appear to have acted as conduits for hydrothermal fluids to migrate upwards and deposit minerals. Prospecting preferentially occurs along the diorite contact near the south-central portion of the claims, along the Moho “Vein”, and along altered mafic dikes and plugs identified elsewhere on the property. There are three distinct types of breccias related to historic prospecting activities. The first breccia type occurs along fault zones that contain zones of rubble up to 10 feet thick flanked by bright orange to red iron oxide staining. A second breccia type is represented by chert fragments cemented by chalcedonic silica. The third type of breccia is related to narrow calcite-filled fault zones and associated weak hematite staining resulting in pink calcite and breccia float trails which are poorly exposed. The bulk of the historic prospecting occurs along multiple, continuous, en echelon zones from 0.5 to 10 feet thick composed of hematite and sparcemented pebble breccias. These breccias wind through the faults zones and can be discontinuous and in discordant orientations. The zones are sometimes 'slaggy' specifically near diorite and mafic dike contacts. The Moho mine and parallel zones are 6 strongly associated with the diorite contact and along mafic dikes. The Moho “Veins” have been prospected to depths of 200 feet or more by multiple shafts and adits. The entire Moho “Vein” zone can be traced for over 7500 feet in length, 600 feet in width and over 1000 feet in elevation. The Central Target is represented by the extension of the Moho that lies within the current claim position can be traced for over 1800 feet before it is lost under alluvial debris. Samples along this extension range from 0.8 to 7 g/t gold and 6 to 90 g/t silver. The workings are less extensive on Star Gold’s claim position. However, the low angle deposition of the mineralization coupled with multiple stacked veins indicates potential for either open pit or underground mining. Recent sampling and mapping have identified alteration consisting of silicified and brecciated zones with associated anomalous gold and silver concentrations. These alteration zones are located within the southern and northeastern portions of the property.

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

Historic Drilling Summary
Date	Company	Number of Holes	Total Footage
1980	Keradamex	7	NA
1982-1983	Minerva	-	UG Sampling, no drilling
1984-1997	Naneco	Approx 500	NA, RC and air track
1987	Cyprus	7	3,000
2002-2005	R.E.M.	30	11,000

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

McDermitt
National
Ashdown
Jarbidge
Woods Gulch
Jerritt Canyon
Burns Basin
Tecoma
Saval Canyon
Hog March
Sleeper
Chimney, Rabbit Creek
Gold Circle
Tuscarora
Ivanhoe
Getchell
Ten Mile
Pinson
Preble
Post, Meikle, Goldstrike
Lantern, Carlin
Kramer Hill
Adelaide
Maggie
Wildcat
Florida Canyon
Marigold
Buffalo Valley
Rain
Mountain View
Wind Mountain
Seven Troughs
Fire Creek
South Bullion
Gold Banks
Bullion
Cove-McCoy
Bullion, Gold Acres
Relief Canyon
Pipeline
Kinsley Mountain
Willard
Buckhorn
Cortez
Tonkin Springs
Bald Mountain
Fondaway Canyon
Olinghouse
Alligator Ridge
Goldridge
Tallapoosa
Yankee
Dixie Comstock
Eureka
Comstock
Reese River (Austin)
Easy Junior
Illipah
Dynamite Ridge
Mount Hamilton
Green Springs
Dell Mountain
Rawhide
Northumberland
Paradise Peak
Santa Fe
Atlanta
Mindora
Round Mountain
Manhattan
Tybo
Borealis
Aurora
Boss
Midway
Longstreet
Weepah
Golden Arrow
Pioche
Goldfield
Silver Peak
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

THE JET PROPERTY

On July 7, 2010 the Company acquired, from MinQuest, a 100% mining interest in the Jet Property which is located in Nevada.  The Jet Agreement calls for the Company to invest a total of $110,000 (consisting of $40,000 in direct payments to MinQuest and $70,000 in expenditures towards development of the project) prior to July 7, 2017,  Under the agreement MinQuest is also entitled to receive residual payments if and when the project enters into production.

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

ITEM 4.

MINE SAFETY DISCLOSURES

Star Gold Corp. considers health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  During the year ended April 30, 2012, the Company’s exploration properties were not subject to regulation by the MSHA under the Mine Act.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Star Gold Corp. authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of July 30, 2012, there were 22,184,134 shares of Star Gold Corp. common stock issued and outstanding. The Company has not issued any shares of preferred stock.

Market Information

The Company’s shares became eligible for quotation on the OTC Bulletin Board in April, 2007 and are quoted under the symbol “SRGZ.”  The high and low bid information for the Company's common stock for the year ended April 30, 2012 and 2011 is:

Year	Quarter	HIGH ($)	LOW ($)(1)
2012	First quarter ending July 31, 2011	$0.25	$0.06
	Second quarter ending October 31, 2011	0.09	0.04
	Third quarter ending January 31, 2012	0.15	0.02
	Fourth Quarter ending April 30, 2012	2.00	0.10

2011	First quarter ending July 31, 2010	$0.51	$0.08
	Second quarter ending October 31, 2010	0.82	0.16
	Third quarter ending January 31, 2011	0.80	0.74
	Fourth quarter ending April 30, 2011	0.33	0.29

(1)

Effective February 2, 2012, the Company’s common stock was split on a 1:6 basis, such that shareholders received one new

share in exchange for every six old shares held on the record date of November 30, 2011.  Stock prices subsequent to the   effective date reflect this split.

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

At July 30, 2012 the price per share quoted on the OTCBB was $0.51.

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

On May 30, 2011, the Board of Directors approved a grant of 326,666 options (as adjusted for reverse stock split of February 2, 2012) under the Stock Option Plan to Directors, Executive Officers and other non-employee consultants.  The options have a strike price of $0.90 which approximates the fair market value of the Company's common equity on the date of the grant based on the closing price as quoted by the National Quotation Bureau on the day of grant.  The option certificates will reflect the actual date of the grant.  The Company will recognize stock option expense related to these grants in subsequent periods.

On March 22, 2012, the Board of Directors authorized the grant of 236,667 options (as adjusted for reverse stock split of February 2, 2012) to purchase shares of the Company to various directors, officers and consultants.  The options have a strike price of $0.78 which approximates the fair market value of the Company's common equity on the date of the grant based on the closing price as quoted by the National Quotation Bureau on the day of grant.  The option certificates will reflect the actual date of the grant.  The Company will recognize stock option expense related to these grants in subsequent periods.

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

On February 1, 2012, the Company issued 25,000 shares of common stock to one vendor in lieu of cash payment for services provided.  These shares were valued at $0.96 per share or $22,500, representing the fair value of the shares at the date of grant.

On February 15, 2012, the Company issued five percent (5%) debentures convertible into 9,000,000 shares of the Company’s common stock at the conversion price of $.10 per share.  The debentures were convertible, solely at the option of the Company, within one (1) year of their issuance.

On February 15, 2012 the Company issued common stock purchase warrants exercisable into 9,000,000 shares of the Company’s common stock at the exercise price of $.15 per share.  The warrants expire one (1) year from their issuance.

On March 1, 2012, the Company issued 25,000 shares of common stock to one vendor in lieu of cash payment for services provided.  These shares were valued at $0.75 per share or $18,750, representing the fair value of the shares at the date of grant.

On March 23, 2012, a holder exercised 1,000,000 common stock purchase warrants at $0.15 per share.

On April 12, 2012, a holder exercised 250,000 common stock purchase warrants at $0.15 per share.

On April 20, 2012, a holder exercised 100,000 common stock purchase warrants at $0.15 per share.

On May 10, 2012, the Company issued 9,000,000 shares of common stock to various debenture holders in satisfaction of common stock payable at April 30, 2012 as discussed in Note 7.

On May 16, 2012,  an individual exercised 250,000 share purchase warrants at $0.15 per share.

On June 18, 2012 the Company issued five percent (5%) debentures convertible into 833,333 shares of the Company’s common stock at the conversion price of $.30 per share.  The debentures mature on the first anniversary of their issuance and are convertible, prior to maturity, solely at the option of the Company.

On June 18, 2012 the Company issued common stock purchase warrants exercisable into 833,333 shares of the Company’s common stock at the conversion price of $.75 per share.  The warrants expire two years from their original issue date.

On June 18, 2012, a holder exercised 333,333 common stock purchase warrants at $0.15 per share.

As of April 30, 2012, the Company had a total of 12,018,333 shares outstanding.

During the fiscal year ended April 30, 2012, neither the Company nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company's equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

ITEM 6.   SELECTED FINANCIAL DATA

Statement of Operations Information:

	For the Year Ended April 30, 2012	For the Year Ended April 30, 2011

Revenues	$-	$-
Gross profit	-	-
Total operating expenses	958,941	334,913
Loss from operations	(958,941)	(334,913)
Other expense (income)	(2,424,099)	(9,947)
Net loss	$(3,383,040)	$(344,860)

Weighted average shares of common stock outstanding (basic and diluted)	10,684,249	10,403,710

Income (loss) per share (basic and diluted)	$(0.32)	$(0.03)

Balance Sheet Information:

	April 30, 2012	April 30, 2011

Working capital	$309,642	$(60,888)
Total assets	707,749	217,719
Accumulated deficit	(4,050,428)	(667,388)
Stockholders' equity (deficit)	(358,629)	144,611

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

The Company maintains a corporate office in Coeur d'Alene, Idaho.  This is the primary administrative office for the company and is utilized by Board Chairman Lindsay Gorrill and Chief Financial Officer Kelly Stopher.

The financial condition of the Company was positive during 2012 and the metals commodity markets were favorable for most of the year.

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

Primary focus of 2012 exploration activities at Longstreet will be to enhance the known and defined resource in the Main Zone, and initiate evaluation of some of the additional higher priority targets.  Auger geochemistry surveys should be conducted on the possible extensions of Main to the east and west. These can be undertaken by project geologist and field technicians already required for the proposed drilling program, and will involve very little additional expense.  Additional angle holes will be needed to finish upgrading the Main deposit and allow all historic vertical holes to be discarded from future resource calculations.

A 2 phase exploration program is proposed for Longstreet in 2012. Phase 1 proposed budget is $378,000, and Phase 2 proposed budget is $547,000. Primary focus of Phase 1 2012 exploration activities at Longstreet will be to enhance the known and defined resource in the Main Zone, upgrade the resource with in-fill and core drilling where needed, add some core holes in the Main Zone for resource verification, and initiate evaluation of some of the additional higher priority targets. Phase 1 proposes 10 to 13 RC holes 300 foot average depth each in the Main Zone (see Figure 17A). These holes will be placed in areas where there are 'holes' in the resource and a high likelihood of adding to the Main resource. In addition, some of these holes will be placed in areas of the resource which currently rely largely on historic drilling, so that the resource may be raised to a higher level of confidence. Phase 1 will also include 4 to 5 core holes of 300-400 foot depths, also within the Main Resource zone. These core holes will also be placed in areas where they a high likelihood of enhancing the resource. Additionally the core will provide confirmation of both recent and historic RC results, and provide material more suitable for metallurgical and petrologic testing. Metallurgical testing is included in Phase 1 in order to better characterize the recovery and economic potential of the Main Zone.

Finally, four RC holes are planned at the North target and one in the Opal Ridge target to test the down-dropped extension of the Main Resource are included in Phase 1. These will be all be angle holes, except the single hole at Opal Ridge. Phase 2 drilling, also scheduled for 2012, is contingent on results of Phase 1.

PROPOSED BUDGET FOR LONGSTREET PROJECT 2012

Phase 1
RC Drilling
5,000	feet @	$35	per foot	$175,000
(includes sample supplies, survey and assay)
Core Drilling
1,500	feet @	$100	per foot	150,000
(includes sample supplies, survey and assay)
Road building and drill pad construction				5,000
Geologist, technician and supervision				25,000
Surface and underground sampling (includes supplies and assays)				3,500
Travel and lodging				15,000
Metallurgical testing				4,500
Total proposed Phase 1 budget – Longstreet				$378,000

The 6500 feet of RC drilling in Phase 2 is contingent on results from Phase 1. If Phase 1 drilling is successful in expanding the Main zone resource beyond the current limits, then a portion of the Phase 2 RC drilling will be aimed at continuing to expand Main zone mineralization. If any or all of the drilling at North, NE Main or Opal Ridge targets is successful in identifying mineralization, then some portion of Phase 2 RC drilling will be allotted to those areas.

Phase 2
Phase 2 Core drilling
2,100	feet @	$100	per foot	$210,000
(includes sample supplies, survey and assay)
Helicopter support				60,000
Geologist, technician and supervision				20,000
Other support equipment				5,000
Travel and lodging				6,000
Misc. and incidental supplies				3,000
Contingency				16,000
6,500	feet @	$35	per foot	227,500
Total proposed Phase 2 Budget for 2012				$547,500

Based on the recommendations of its consulting geologists, the Company is continuing its exploration program on the Excalibur Property and the Longstreet Property. At April 30, 2012, the Company had $225,940 cash on hand, and working capital of $309,642. As such, the Company will require substantial additional financing in the near future in order to meet current obligations and to continue our operations. Currently, Star Gold Corp. does not have any financing arrangements in place and there are no assurances that it will be able to obtain sufficient financing on terms acceptable to the Company, if at all.

Due to the Company's lack of operating history and its present inability to generate revenues, the Company’s auditors have stated in their audit report included in the audited financial statements for the year ended April 30, 2012 that there currently exists substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	April 30, 2012	April 30, 2011
REVENUE	$-	$-

EXPENSE
Mineral exploration and consultants expenses	314,071	169,429
Legal and professional fees	246,844	64,187
Management and administrative	390,676	98,097
Depreciation	1,350
Directors fees	6,000	3,200
Other expenses	2,424,099	9,947

NET LOSS	$3,383,040	$344,860

	For the Year Ended	For the Year Ended
SUMMARY OF GENERAL AND ADMINISTRATIVE EXPENSES	April 30, 2012	April 30, 2011

Auto and travel	$57,361	$7,500
General administrative and insurance	6,884	563
Management and administrative expense	118,900	70,972
Office and computer expense	17,611	8,288
Stock-based compensation	92,000	-
Stock option expense	168,126	-
Rent and lease expense	19,042	7,923
Telephone and utilities	2,752	3,152
Total general and administrative expenses	$390,676	$98,097

	For the Year Ended	For the Year Ended
SUMMARY OF LEGAL AND PROFESSIONAL FEES	April 30, 2012	April 30, 2011

Audit and accounting	29,658	$7,500
Legal and professional fees	63,953	19,415
Public company expense	10,358	9,828
Investor relations	142,875	24,444
Total legal and professional fees	$246,844	$64,187

Results of Operations

The Company has earned no operating revenue in 2012 or 2011 and does not anticipate earning any revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other business opportunities.

Total net loss for 2012 of $3,383,040 increased $3,038,180 over 2011 total net loss of $344,860.  The Company recognized loss on extinguishment of debt of $1,639,575 relative to the conversion of a related parties note payable in exchange for participation in the Company’s February 2012 financing.  Additionally, management determined the embedded conversion feature constituted a beneficial conversion feature resulting in an additional recognition of $754,600 in accretion of debt discount.  Neither the extinguishment of debt nor the accretion of debt discount resulted in a cash expenditure to the company and is recognized on the statement of operations under “other income (expense)”.

Exploration expense for the year end April 30, 2012 was $314,071, an increase of $144,642 over 2011 exploration expense of $169,429 resulting from drilling programs completed at the Longstreet and Excalibur projects and associated consulting fees related to exploration of those properties.  Management expects to continue the Company’s exploration and drilling programs at both Longstreet and Excalibur during the fiscal year ending April 30, 2013 in accordance with minimum spend requirements outlined in Note 4 of the Company’s financial statements.  Consulting and exploration expenses are expected to increase as the Company anticipates a significant drilling program on its Longstreet project during the summer and fall of 2012 (detail in Item 7 – Plan of Operation above).  As well, the Company anticipates additional exploration activities on its Jet property during fiscal year end April 30, 2013.

General and administrative expense increased $292,579 to $390,676 compared to 2011 expense of $98,097.  The increase was attributable to direct result stock-based compensation to executives of $92,000, stock option expense of $168,126 and travel expense primarily related to capital-raising activities of $57,361.  Management expects travel expense to remain constant in fiscal year end April 30, 2013.

During the year ended April 30, 2012, the Company retained Scott Jenkins as Director of Exploration at an annual salary of $60,000.  Mr. Jenkins is domiciled in Tonopah, NV and oversees the Company's exploration and drilling projects at all three property sites. The Company also entered into Executive Compensation agreements with Chairman Lindsay Gorrill, President David Segelov and Chief Financial Officer Kelly Stopher.  Beginning January 1, 2012, those individuals were compensated with shares of the Company's common stock in lieu of cash payments totaling $92,000.  This was charged to management and administrative expense for the year ended April 30, 2012.

Directors fees of $6,000 were expensed in 2012.  The Board added two additional directors during the year, David Segelov and Ian Falconer.  Certain Board members are also compensated on a per diem consulting rate to verify and assess technical information provided by outside consultants.  Those per diem consulting rates are charged to exploration expense as incurred.

Total legal and professional fees increased $182,657 to $246,844 in 2012 from $64,187 in 2011.  Engaging an investment relations firm to assist in raising awareness and increasing liquidity in the market of Star Gold Corp., resulted in additional expense of $72,750, of which the firm's services were compensated via stock in lieu of cash.  Legal fees increased to $63,953 in 2012 from $19,415 in 2011 as a result of costs associated with the Company's reverse stock split in February 2012 and various legal matters associated with documentation required to complete financings throughout the course of the year.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital	April 30, 2012	April 30, 2011

Current assets	$359,494	$12,220
Current liabilities	(49,852)	(73,108)
Working capital (deficit)	$309,642	$(60,888)

	Year ended April 30, 2012	Year ended April 30, 2011

Cash flow used in operating activities	$(714,173)	$(327,412)
Cash flow provided from financing activities	1,027,500	290,000
Cash flow used in investing activities	(99,607)	(65,000)
Increase (decrease) in cash	$213,720	$(102,412)

The increase in working capital at April 30, 2012 from the year ended April 30, 2011 is the result of a private placement for $900,000 completed in mid-February 2012 and the subsequent exercise of common stock purchase warrants thereafter for a total of $1,027,500 cash flow provided from financing activities.

The Company utilized $51,000 in cash from Investing Activities to exercise its option on claims agreements and utilized for certain capitalized mineral assets at its Longstreet and Excalibur projects.  The Company intends to continue exploration activities at Longstreet, Excalibur and Jet, with the primary emphasis on the Longstreet property.

As of April 30, 2012, the Company had cash on hand of $225,940. Since inception, the sole source of financing has been sales of the Company's common stock. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, the auditors stated in their report to the Company's audited financial statements for the period ended April 30, 2012 that there is substantial doubt that the Company will be able to continue as a going concern.

Star Gold Corp. anticipates continuing to rely on sales of its debt and/or equity in order to continue to fund business operations. Issuances of additional shares of common stock will result in dilution to the Company's existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or that it will be able arrange for other financing to fund its planned business activities.

The audit opinion and Notes that accompany the Company's financial statements for the year ended April 30, 2012, disclose a 'going concern' qualification to the Company's ability to continue in business.  The financial statements for the period then ended have been prepared under the assumption that the Company will continue as a going concern.  Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements for the year ended April 30, 2012, the Company incurred losses and negative cash flows from operating activities for the year then ended, and at April 30, 2012, did not have sufficient cash reserves to cover normal operating activities for the following twelve months.  These factors raise substantial doubts about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company plans for the long term continuation as a going concern include financing future operations through sales of our equity and/or debt securities and the anticipated profitable exploitation of the Company's mining properties.  These plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of April 30, 2012, including:

1.	Report of Independent Registered Public Accounting firm;
2.	Balance Sheets as of April 30, 2012 and 2011;
3.	Statements of Operations for the years ended April 30, 2012 and 2011 and for the period from inception on December 8, 2006 to April 30, 2012
4.	Statements of Cash Flows for the years ended April 30, 2012 and 2011 and for the period from inception on December 8, 2006 to April 30, 2012;
5.	Statements of Stockholders’ Equity (Deficit) for the period from inception on December 8, 2006 through April 30, 2012;
6.	Notes to Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Star Gold Corp.

We have audited the accompanying balance sheets of Star Gold Corp. (“the Company”) as of April 30, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Gold Corp. as of April 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

DeCoria, Maichel & Teague, PS

Spokane, Washington

August 3, 2012

STAR GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	April 30, 2012	April 30, 2011
ASSETS

CURRENT ASSETS:
Cash	$225,940	$12,220
Prepaid expense (Note 3)	133,554	-
TOTAL CURRENT ASSETS	359,494	12,220

EQUIPMENT AND MINING INTERESTS, net (Note 4)	326,655	205,499

RESTRICTED CASH	21,600	-

TOTAL ASSETS	$707,749	$217,719

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$40,352	$12,808
Other accrued expenses	9,500	20,100
Short term notes, related party (Note 6)	-	40,200

TOTAL CURRENT LIABILITIES	49,852	73,108

LONG TERM LIABILITIES:
Common stock payable (Note 8)	1,016,526	-

TOTAL LIABILITIES	1,066,378	73,108

COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized,
12,018,333 and 10,493,333 shares issued and outstanding respectively (Note 13)	12,018	10,493
Additional paid-in capital	3,679,781	801,506
Accumulated deficit during exploration stage	(4,050,428)	(667,388)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(358,629)	144,611

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$707,749	$217,719

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	April 30, 2012	April 30, 2011	For the period from December 8, 2006 (inception) to April 30, 2012 (unaudited)

REVENUE	$-	$-	$-

COST OF REVENUE	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Mineral exploration expenses	314,071	169,429	542,572
Legal and professional fees	246,844	64,187	350,616
Management and administrative	390,676	98,097	712,675
Depreciation	1,350	-	1,350
Directors fees	6,000	3,200	9,200
TOTAL OPERATING EXPENSES	958,941	334,913	1,616,413

LOSS FROM OPERATIONS	(958,941)	(334,913)	(1,616,413)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	(1,639,575)	-	(1,639,575)
Interest expense from debt discount	(754,600)	-	(754,600)
Interest expense	(26,824)	53	(26,740)
Financing expense	(3,100)	(10,000)	(13,100)
OTHER INCOME (EXPENSE)	(2,424,099)	(9,947)	(2,434,015)

NET LOSS BEFORE INCOME TAXES	(3,383,040)	(344,860)	(4,050,428)

INCOME TAX	-	-	-

NET LOSS	$(3,383,040)	$(344,860)	(4,050,428)

Basic and diluted weighted average number of shares outstanding	10,684,249	10,403,710

Net loss per share - basic and diluted	$(0.32)	$(0.03)

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Shares issued	Par Value $0.001 per share	Additional Paid-In Capital	Stock Subscriptions		Accumulated Deficit	Total Stockholders' Equity (Deficit)
BALANCE, DECEMBER 8, 2006 (INCEPTION)	-	$-	$-	$		$-	$-
Common stock issued at $0.003 per share	10,025,000	10,025	76,475		-	-	86,500
Subscriptions towards common stock	-	-	-		60,000	-	60,000
Net loss	-	-	-		-	(126,933)	(126,933)
BALANCE APRIL 30, 2008 (unaudited)	10,025,000	$10,025	76,475		60,000	$(126,934)	19,567
Common stock issued at $0.03 per share	200,000	200	59,800		-	-	60,000
Reversal of stock subscriptions	-	-	-		(60,000)	-	(60,000)
Subscriptions toward common stock	-	-	-		80,000	-	80,000
Net loss	-	-	-		-	(53,299)	(53,299)
BALANCE, APRIL 30, 2009 (unaudited)	10,225,000	$10,225	136,275		$80,000	$(180,232)	$46,268
Common stock issued at $3.00 per share	85,000	85	254,915		-		255,000
Issuance of common stock towards subscriptions	26,667	27	79,973		(80,000)		-
Options issued for mining interests	-	-	39,000		-		39,000
Net loss	-	-	-		-	(142,296)	(142,296)
BALANCE, APRIL 30, 2010 (unaudited)	10,336,667	$10,337	510,163		-	$(322,528)	197,972
Common stock issued at $3.00 per share	40,000	40	119,960		-	-	120,000
Stock issued for mining interests	8,333	8	21,992		-	-	22,000
Options issued for mining interests	-	-	19,499		-	-	19,499
Stock issued for warrants exercised	108,333	108	129,892		-	-	130,000
Net loss	-	-	-		-	(344,860)	(344,860)
BALANCE, APRIL 30, 2011	10,493,333	$10,493	801,506		-	$(667,388)	144,611
Stock option compensation	-	-	168,126		-	-	168,126
Options issued for mining interests	-	-	42,250		-	-	42,250
Stock issued in consideration of services	175,000	175	72,575		-	-	72,750
Stock issued for exercise of warrants	1,350,000	1,350	201,150		-	-	202,500
Warrants and beneficial conversion feature on notes payable	-	-	754,600		-	-	754,600
Warrants and beneficial conversion feature in connection with related party notes payable converted	-	-	1,639,575		-	-	1,639,575
Net loss			-		-	(3,383,040)	(3,383,040)
BALANCE, APRIL 30, 2012	12,018,333	$12,018	$3,679,781		$-	$(4,050,428)	$(358,629)

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended April 30, 2012	For the Year Ended April 30, 2011	For the period from December 8, 2006 (inception) to April 30, 2012 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(3,383,040)	$(344,860)	$(4,050,428)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued in consideration of services	72,750	-	72,750
Stock based compensation and options	260,126	-	260,126
Interest expense from debt discounts	754,600	-	754,600
Loss on extinguishment of debt	1,639,575	-	1,639,575
Depreciation	1,350	-	1,350
Changes in assets and liabilities:
Prepaid expenses	(133,554)	-	(133,554)
Accounts payable	27,544	17,448	60,452
Other accrued expenses	46,476	-	46,746
Net cash used by operating activities	(714,173)	(327,412)	(1,348,653)

CASH FLOW FROM INVESTING ACTIVITIES
Payments related to mining interests	(51,000)	(65,000)	(176,000)
Purchase of equipment	(27,007)	-	(27,007)
Restricted cash as collateral for exploration bonds	(21,600)	-	(21,600)
Net cash used by investing activities	(99,607)	(65,000)	(224,607)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	120,000	601,500
Proceeds exercise of warrants	202,500	130.000	332,500
Proceeds from convertible debentures	719,600	-	719,600
Proceeds from short-term notes, related party	105,400	40,000	145,600
Net cash provided by financing activities	1,027,500	290,000	1,799,200

Net increase in cash	213,720	(102,412)	225,940

CASH AT BEGINNING OF PERIOD	12,220	114,632	-

CASH AT END OF PERIOD	$225,940	$12,220	$225,940

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Options to purchase common stock issued for mining interests	$42,250	$19,499
Common stock payable/issued for mining interests	2,250	22,000
Short term notes, related party converted to debenture	145,400	-
Debentures converted to common stock payable	900,000	-
Accrued interest paid with common stock payable	22,276	-
Executive compensation paid with common stock payable	92,000	-

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the "Company") was initially incorporated as Elan Development, Inc., in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada but the Company is currently focusing on Gold properties in Nevada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of April 30, 2012, the Company had $225,940 in cash, working capital of $309,642, and stockholders’ equity (deficit) of ($358,629) and accumulated net losses of $4,050,428 since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

The financial statement represents those of an exploration stage company whose main focus is in the exploration of gold bearing properties.  The Company's main business is putting together land packages and mining claims that the Company perceives to have some potential for mineral reserves.  The Company then spends capital to explore these claims by drilling, geophysical work or other exploration work deemed necessary.  The business is a high risk business as there is no guarantee that the Company's exploration work will ultimately discover or produce any economically viable minerals.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to asset impairments and stock option valuation.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

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

APRIL 30, 2012

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Restricted cash

Restricted cash represents collateral for bonds held for exploration permits.

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

Property and equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which ranges from three to seven years.  Maintenance and repairs are charged to operations as incurred. Significant improvements are capitalized and depreciated over the useful life of the assets. Gains or losses on disposition or retirement of property and equipment are recognized in operating expenses.

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

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

Impaired Asset Policy

The Company periodically reviews its long-lived assets to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in ASC Topic 360, "Accounting for the Impairment or Disposal of Long-lived Assets". The Company determines impairment by comparing the undiscounted net future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Stock-based Compensation

The Company estimates the fair value of options to purchase common stock using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. Options granted have a ten year maximum term and varying vesting periods as determined by the Board.  The value of common stock awards is determined based on the closing price of the Company’s stock on the date of the award.

Loss Per Share

Basic Earnings Per Share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of April 30, 2012 and 2011, would be as follows:

	2012	2011

Stock options	805,000	200,000
Warrants	7,690,000	131,667
Total possible dilution	8,495,000	331,667

At April 30, 2012 and 2011, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 3 – PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at April 30, 2012:

Exploration expense	$92,424
Legal retainer	15,000
Directors and officers liability insurance	26,130
Total	$133,554

Exploration expense was prepaid in order to satisfy required expenditure obligations for the year ended January 15, 2012 for which the corresponding work could not be completed by that date.  The prepaid balance will be reduced as invoices are applied to ongoing drilling and exploration activities in the future which the Company expects to recognize as exploration expense during the remainder of its fiscal year ending April 30, 2013.

NOTE 4 – EQUIPMENT AND MINING INTERESTS

The following is a summary of the Company's equipment and mining interests at April 30, 2012 and 2011, respectively:

	2012	2011

Equipment	$27,007	$-
Less accumulated depreciation	(1,351)	-
Equipment, net of accumulated depreciation	25,656	-
Mining interests	300,999	205,499
Total	$326,655	$205,499

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

	Required expenditure	Payment to optioner	Annual stock option obligation

August 31, 2012	$100,000	20,000	50,000
Total	$100,000	$20,000	50,000

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

The Longstreet Property

On January 15, 2010, the Company signed an option agreement (the “Longstreet Agreement”) for the Sole Exclusive Rights to lease and obtain the option to acquire 60 unpatented mining claims totaling approximately 490 hectares known as the “Longstreet Property.”

The terms of the Longstreet Agreement included an initial cash payment of $20,000, issuance of 25,000 common shares and 25,000 stock options based on “fair market price” to MinQuest.  The Longstreet Agreement terms also include cash payments totaling $250,000 over seven years and the issuance of 175,000 common shares and 175,000 stock options based on “fair market price” over the same seven-year period.  The Company has agreed to work commitments of $3,550,000 over seven years.  Following the seventh anniversary of the agreement, if commitments have been met, the Company shall receive a quitclaim deed for a 100% interest in the property in consideration of a 3% Net Smelter Return.

The Company recognized prepaid expense of $92,424 at April 30, 2012, paid to Minquest to satisfy certain required expenditure obligations under the Longstreet Property Agreement in advance of completion of exploration and drilling operations required.

The schedule of remaining annual payments, minimum expenditures and number of stock options to be issued pursuant to the Longstreet Agreement is as follows:

	Required expenditure	Payment to optioner	Annual stock option obligation	Annual stock grant obligation

January 15, 2013	350,000	36,000	25,000	25,000
January 15, 2014	450,000	36,000	25,000	25,000
January 15, 2015	550,000	56,000	25,000	25,000
January 15, 2016	750,000	56,000	25,000	25,000
January 15, 2017	1,000,000	56,000	25,000	25,000
	$3,100,000	$240,000	125,000	125,000

The Jet Property

On July 7, 2010 the Company acquired, pursuant to the Jet Agreement, a 100% mining interest in the Jet Property located in Nevada.  The Jet Agreement calls for the Company to invest a total of $110,000 (consisting of $40,000 in direct payments and $70,000 in expenditures towards development of the project) over the next seven years.  Under the Jet Agreement, MinQuest is also entitled to receive residual payments if and when the project enters into production. The Excalibur Property Option Agreement was amended on

January 30, 2012 revising the payment date of the required expenditure to August 31, 2012 for one year only. The schedule of remaining annual payments and minimum expenditures pursuant to the Jet Agreement is as follows:

	Required expenditure	Payment to Optioner

August 31, 2012	$10,000	$5,000
July 7, 2013	10,000	5,000
July 7, 2014	10,000	5,000
July 7, 2015	10,000	5,000
July 7, 2016	10,000	5,000
July 7, 2017	10,000	5,000
Total	$60,000	$30,000

The following is a summary of capitalized mineral interests as of April 30, 2012 and 2011:

	2012	2011

Longstreet Property	114,499	$83,999
Excalibur Property	176,500	116,500
Jet Property	10,000	5,000
Total	$300,999	$205,499

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 5 - INCOME TAXES

The components of the Company's deferred tax asset is as follows:

	April 30,
	2012	2011

Deferred tax asset:
Exploration costs	$176,299	$82,425
Share-based compensation	58,844	-
Charitable contribution carryover	1,190	-
Federal operating net losses	448,763	225,398
Deferred tax asset	685,096	307,823
Deferred tax liability:
Mineral interest	(109,199)	(71,925)

Net deferred tax asset	575,897	233,586
Less valuation allowance	(575,897)	(233,586)
Deferred tax asset	$-	$-

There was no income tax expense for the years ended April 30, 2012 and 2011 due to the Company’s net losses.  Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at April 30, 2012 and 2011.  The Company utilizes an effective federal tax rate of 35%.  There is no state tax effect.

A reconciliation between the statutory federal income tax rate and the Company's tax provision is as follows:

	April 30,
	2012		2011

Expected income tax benefit based on statutory rate	(1,184,064)	(35%)	$(120,701)	(35%)
Permanent differences
Extinguishment of debt	573,851	17%	-	-
Interest expense from debt discount	264,110	8%	-	-
Meals and entertainment	3,792	-%	-	-
Non-recognition due to increase in valuation account	342,311	10%	120,701	35%
Total income tax benefit	$-	-%	$-	-%

The Company has concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on our results of operations or financial position as of April 30, 2012 or 2011. Therefore, the Company does not have an accrual for uncertain tax positions as April 30, 2012 or 2011.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

At April 30, 2012 and 2011 respectively, the Company had federal net operating loss carry forwards of approximately $1,282,180 and  $643,994 which will expire in fiscal years ending April 30, 2028 through April 30, 2031.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 6– RELATED PARTY TRANSACTIONS

On July 1, 2008, the Company leased office space for $1,000 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company President.  On September 1, 2012, the Company moved its offices to Coeur d’Alene, Idaho and continues to lease space from Marlin at the rate of $1,500 per month.  The Company believes this office space and facilities are sufficient to meet its present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.  For the year ended April 30, 2012 and 2011, $23,348 and $11,063, respectively, was paid to this related entity inclusive of the Company’s pro-rata share of common expenses.

During the years ended April 30, 2012 and 2011, the Company entered into a series of short term promissory notes, with the spouse of the Company’s then President (and current Chairman of the Board) Lindsay Gorrill, in the amount of $145,400.  The notes matured October 1, November 1, December 1, 2011 and January 1, 2012 and bore interest at 12% per annum and have subsequently been extended at the payor's option for an additional six months each.  The Company recognized interest expense of $4,415 and $8,998 for the year ended April 30, 2012 and 2011, respectively.  Accrued interest of $5,816 was paid through issuance of 9,693 shares of common stock at $0.60 per share which approximated fair value of the shares at the date of issuance and is included in “Common stock payable” on the Company’s balance sheet at April 30, 2012.

On or about February 17, 2012, the balance of the short term promissory notes was subsequently converted into  debentures as discussed in Note 7.

NOTE 7 - CONVERTIBLE DEBENTURES

On or about February 17, 2012, the Company issued $900,000 in five percent (5%) convertible debentures which were due one (1) year after their original issue date and were convertible into 9,000,000 shares of the Company’s common stock at the conversion price of $.10 per share.  In connection with the issuance the Company issued common stock purchase warrants convertible into 9.000,000 shares of the Company’s common stock at the exercise price of $.15 per share.  The warrants expire one (1) year from their original issue date.

Management recognized a debt discount of $667,571 representing the relative fair value of the detachable warrants, to be amortized over the term of the associated debt.  Management determined the fair value of the detachable warrants using a Black-Scholes pricing model with the following inputs:

Stock price	$0.60	$1.15
Exercise price	$0.15	$0.15
Expected life	1 year	1 year
Weighted average volatility	373.9%	376.2%
Risk-free rate	0.18%	0.18%

Management determined the embedded conversion feature in the debentures constituted a beneficial conversion feature, and recognized a debt discount of $87,029. In calculating the accounting conversion rate of the beneficial conversion feature, the intrinsic value exceeded the debt instrument itself.  Therefore, the amount of discount assigned to the feature was limited to the proceeds allocated to the convertible instrument.

$145,400 of related-party short term promissory notes (Note 6) were converted into the debentures. The Company has considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the  conversion of the related-party short term promissory notes and concluded that it constitutes a substantial modification and therefore should be accounted for as an extinguishment of debt.  During the year ended April 30, 2012, the Company recognized a loss on extinguishment of the short term promissory notes of $1,639,575 representing the difference between the fair value of the debt and warrants and the carrying value of the original notes.

As per Note 8, on April 30, 2012, the Company elected to convert all the debentures into common shares pursuant to the terms of the agreement.  Therefore, all remaining debt discount was recognized as of that date.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

NOTE 8 - COMMON STOCK PAYABLE

On April 30, 2012, the Company elected to convert all convertible debentures (Note 7) into 9,000,000 shares of the Company's common stock at the conversion price of $0.10 per share as per terms of the debenture agreement.  The Company also elected to convert $22,276 of accrued interest associated with the debentures to 27,434 shares of common stock at $0.60 per share which approximated fair value of the shares at the date of conversion.

As per terms of their respective employment agreements, the Company authorized the issuance of common stock to executives and management for accrued compensation through April 30, 2012 of $92,000 or 130,333 shares of common stock valued at $0.71 per share which is the average end of month closing price for the period in which compensation was earned.

NOTE 9 - REVERSE STOCK SPLIT

On or about November 30, 2011 the Company received written consents in lieu of a special meeting of the Board and of the Shareholders authorizing the Board to undertake a 1:6 reverse split of the Company's common shares. Pursuant to the reverse split, holders of Star Gold common stock, as of November 30, 2011 (the "Record Date"), received one (1) share of Star Gold common stock in exchange for every six (6) shares of Star Gold common stock held by the shareholder on the Record Date (the "Reverse Split").  The Company's shares immediately prior to the Reverse stock split totaled 63,710,000, which were adjusted to 10,618,333 shares as a result of the Reverse Stock Split.  The Reverse Stock Split became effective February 2, 2012 when the Financial Industry Regulatory Authority ("FINRA") approved the Reverse Stock Split.

The Company's common stock began trading at its post Reverse Stock Split price at the beginning of trading on February 3, 2012.  Share, per share, and stock option amounts for all periods presented within this report for common stock and additional paid-in capital have been retroactively adjusted to reflect the Reverse Stock Split.

NOTE 10 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted Average Exercise Price	Expiration Date

Outstanding at April 30, 2010	200,000	$1.20
Issued	40,000	3.00	November 15, 2012
Exercised	(108,333)	(1.20)
Expired	-
Outstanding at April 30, 2011	131,667	$1.75
Issued	9,000,000	0.15	February 17, 2013
Exercised	(1,350,000)	0.15
Expired	(91,667)	(1.20)
Outstanding at April 30, 2012	7,690,000	$0.16

NOTE 11 - STOCK OPTIONS

In consideration for mining interests on several properties (see Note 4), the Company is obligated to issue a total of 350,000 stock options based on "fair market price" which is considered to be the closing price of the Company's common stock on the grant dates.  The Company has estimated the fair value of these option grants using the Black-Scholes model for the years ended April 30, 2012 and 2011 with the following assumptions:

	April 30,
	2012	2011

Options issued	75,000	75,000
Weighted average volatility	373.8%	288.3%
Expected dividends	-	-
Expected term (years)	3.00	3.0

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

Risk-free rate	2.5%	0.44%

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties:

	Options	Weighted Average Exercise Price

Outstanding at April 30, 2010	125,000	$0.30
Issued	75,000	0.27
Exercised	-	-
Expired	-	-
Outstanding April 30, 2011	200,000	0.28
Issued	75,000	0.56
Exercised	-	-
Expired	-	-
Outstanding April 30, 2012	$275,000	$0.36

Total mining interest cost capitalized under the issuance of options was $42,250 and $19,499 for the year ended April 30, 2012 and 2011, respectively.  These costs are classified on the Company's balance sheets as mining interests.

Future stock option obligations under the terms of property agreements detailed in Note 4 are as follows:

Fiscal year ending April 30,	Stock Options

2013	75,000
2014	25,000
2015	25,000
2016	25,000
2017	25,000
175,000

The Company established the 2011 Stock Option/Restricted Stock Plan.  The Stock Option Plan is administered by the Board of Directors and provides for the grant of stock options to eligible individual including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

The Stock Option Plan has a fixed maximum percentage of 10% of the Company's outstanding shares that are eligible for the plan pool, whereby the number of Shares under the plan increases automatically increases as the total number of shares outstanding increase.  The number of shares subject to the Stock Option Plan and any outstanding awards will be adjusted appropriately by the Board of Directors if the Company's common stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all of the Company's assets.

The Stock Option plan also has terms and limitations, including without limitations that the exercise price for stock options granted under the Stock Option Plan must equal the stock's fair market value, based on the closing price per share of common stock, at the time the stock option is granted.  The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes model and commonly utilized assumptions associated with the Black-Scholes methodology.  Options granted under the Plan have a ten year maximum term and varying vesting periods as determined by the Board.

On May 30, 2011 the Board of Directors authorized the grant of 326,667 options to purchase shares of common stock of the Company to various directors, officers and consultants.  On March 22, 2012, the Board of Directors authorized the grant of 236,667 options to purchase shares of the Company to various directors, officers and consultants.   The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

	May 30, 2011	March 22, 2012

Options issued	326,666	236,667
Weighted average volatility	276.1%	350.2%
Expected dividends	-	-
Expected term (years)	3.1	3.1
Risk-free rate	3.07%	0.56%

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	Options	Weighted Average Exercise Price

Outstanding April 30, 2011	-	-
Issued	563,333	$0.84
Exercised	-	-
Expired or forfeited	(33,333)	0.90
Outstanding April 30, 2012	$530,000	$0.83

The total value of the stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of April 30, 2012, total unrecognized compensation cost related to stock-based options and awards is $283,551 and the related weighted average period over which it is expected to be recognized is approximately 2.42 years. There are 186,119 options vested under the Plan at April 30, 2012, and 343,881 unvested options as of the same date.

The average remaining contractual term of the options both outstanding and exercisable at April  30, 2012 was 9.44 years.  No options were exercised during the year ended April 30, 2012.

Total compensation charged against operations under the plan for employees and consultants was $168,126 and $nil for the years ended April 30, 2012 and 2011, respectively.  These costs are classified under management and administrative expense.

The aggregate intrinsic value of options both outstanding and exercisable at April 30, 2012, was $ nil  based on the Company's closing price of $0.60 per common share at April 30, 2012.  The Company's current policy is to issue new shares to satisfy option exercises.

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

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

On February 1, 2012, the Company issued 25,000 shares of common stock to one vendor in lieu of cash payment for services provided.  These shares were valued at $0.96 per share or $22,500, representing the fair value of the shares at the date of grant.

On March 1, 2012, the Company issued 25,000 shares of common stock to one vendor in lieu of cash payment for services provided.  These shares were valued at $0.75 per share or $18,750, representing the fair value of the shares at the date of grant.

On March 23, 2012, an entity exercised 1,000,000 share purchase warrants at $0.15 per share.

On April 12, 2012, an individual exercised 250,000 share purchase warrants at $0.15 per share.

On April 20, 2012, an individual exercised 100,000 share purchase warrants at $0.15 per share.

NOTE 13 -SUBSEQUENT EVENTS

On May 10, 2012, the Company issued 9,000,000 shares of common stock to various debenture holders in satisfaction of common stock payable at April 30, 2012 as discussed in Note 7.

On May 16, 2012,  an individual exercised 250,000 share purchase warrants at $0.15 per share.

On June 18, 2012, the Company closed on a private placement of its securities.  The placement consisted of issuing two hundred fifty thousand dollars ($250,000) in five percent (5%) convertible debentures.  The debentures are due one (1) year from their original issue date and are convertible to 833,333 shares of the Company’s common stock, at the conversion price of $.30 per share, at any time before maturity, solely at the option of the Company.  The placement also included the issuance of warrants to the debenture holders, giving the holders thereof the ability to purchase, at the exercise price of $.75 per share, one (1) share of common stock of the Company for each share of Company’s common stock issuable to the holder upon conversion of the debentures issued in conjunction with the warrants.  The warrants expire two (2) years from their original issue date.

On June 18, 2012,  a holder exercised 333,333 common stock purchase warrants at $0.15 per share.

On June 18, 2012 the Board of Directors authorized the grant of 1,725,000 options to purchase shares of common stock of the Company to various directors, officers and consultants.  The options have a strike price of $0.30 which approximates the fair market value of the Company's common equity on the date of the grant based on the closing price as quoted by the National Quotation Bureau on the day of grant.  The option certificates will reflect the actual date of the grant.  The Company will recognize stock option expense related to these grants in subsequent periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the years ended April 30, 2012 and 2011 there were no disagreements with DMT on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the years ended April 30, 2012 and 2011, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

*This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.   Management is currently evaluating avenues for mitigating the Company's internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and  future existence  of the organization, Since the Company has not generated any significant revenues,  the Company is limited in its options for  remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of April 30, 2011.

Changes in internal controls over financial reporting

None

ITEM 9B.                 OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company's executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	50	Chairman of the Board
David Segelov	45	President and Director
Kelly Stopher	49	Chief Financial Officer and Corporate Secretary/Treasurer
Scott Jenkins	60	Director
Edwin Ullmer	70	Director

Set forth below is a brief description of the background and business experience of the Company's officers and directors:

Lindsay E. Gorrill – Chairman

Mr. Lindsay Gorrill is a Chartered Accountant and has university degrees in Finance and Marketing from Simon Fraser University. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Mr. Gorrill currently serves as Chairman of the Company’s Board of Directors and previously served as President, Chief Financial Officer and Treasurer between 2006 and 2010.  He has also served as President, Chief Executive Officer and Treasurer of JayHawk Energy, Inc., a company quoted on the OTC Bulletin Board since July 2007.  Mr. Gorrill has also served as a member of the board of directors of Yaterra Ventures Corp, a company quoted on the OTC Bulletin Board since August 2008.  He has served as President, Chief Operating Officer and as a member of the board of directors of Berkley Resources Inc., a company listed on the TSX Venture Exchange, since July 2004, and is currently only a director. Additionally, since April 2009, Mr. Gorrill has served as President, Chief Executive Officer and Chief Financial Officer of Canada Fluorspar Inc., a company listed on the TSX Venture Exchange.  He has also been a member of the board of directors of Dear Horn Metals (formerly Golden Odyssey Mining Inc.), a TSX Venture Exchange listed company since September 2009.

David Segelov - President and Director

Mr David Segelov is a Chartered Financial Analyst (CFA) and has an Masters of Business Administration from Columbia University in New York. He holds a law degree from Sydney University. He is the sole partner of Reverse Swing Capital which is a financial consulting firm. Reverse Swing Capital provides financial analysis of investments and ideas for hedge funds in New York. For the past six years his primary focus has been on resource companies in USA, Australia and Canada with an expertise in gold investments. Prior to Reverse Swing Capital, he was analyst at various hedge funds including Para Partners in New York for five years. He holds no public company office.

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

Ian Falconer - Director

Mr. Falconer started in the investment business in 1952, spending thirty years with Midland Doherty Ltd., Canada's largest investment firm. Mr. Falconer eventually became one of three senior partners with Midland Doherty. Mr. Falconer spent 10 years as a Governor of Simon Fraser University, and three years as Governor of Emily Carr College of Art and Design. In 1987 Mr. Falconer founded Canadian Springs Water Co. Ltd. which eventually became a part of Canada's largest bottled water Company. Canadian Springs was sold in 1995 and is now a part of Aquaterra Corporation.

Mr. Falconer does not currently serve as an officer or director of any company other than Star Gold although he has served as a director of numerous natural resource (oil/gas and mining) companies in the past. In 1989 Mr. Falconer became a director of Hawkeye Mining (the name was later changed to WGI Heavy Minerals Ltd.), becoming chairman of the board in 1994. Mr. Falconer and Star Gold’s President, Lindsay Gorrill, previously worked with one another at WGI, identifying properties of Ilminite and Garnet in India, going on to build four mills and three pre con plants for both Ilminite and Garnet. Mr. Falconer retired from WGI in 1994.

TERM OF OFFICE

The Company's directors are appointed for a one-year term to hold office until the next annual general meeting of its stockholders or until a replacement is duly elected or until removed from office in accordance with the Company's Bylaws. The Company's officers are appointed by the board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

The Company employs one part-time administrative assistant.  The remainder of employees are officers and directors of the Company.

AUDIT COMMITTEE

Star Gold Corp. is not a listed issuer and as such the Company's Board of Directors is not required to maintain a separately-designated standing audit committee. As a result, the entire Board of Directors acts as the audit committee.  The Company believes that the cost related to appointing a financial expert to its Board of Directors at this time is prohibitive.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company's equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based on the Company's review of the copies of such forms received by it, other than as described below, no other reports were required for those persons. The Company believes that, during the year ended April 30, 2012, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company's named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2012:

	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Lindsay Gorrill, Chairman
2012	20,000	-	40,000	69,484	-	-	-	129,484
2011	30,000	-	-	-	-	-		30,000
2010	12,500	-	-	-	-	-		12,500

David Segelov, President
2012	-	-	32,000	-	-	-	-	32,000

Kelly Stopher Chief Financial Officer
2012	6,000	-	20,000	34,742	-	-	-	60,742
2011	24,818	-	-	-	-	-	-	24,818

Scott Jenkins, Director
2012		9,500	-	27,354	-	-	3,600	40,454
2011		-	-	-	-	-	1,950	1,950
2010		-	-	-	-	-	-

Ed Ullmer, Director
2012		-	-	19,966	-	-	-	19,966
2011		-	-	-	-	-	1,250	1,250

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2012, we did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

The Company has employment contracts, termination of employment or change-in-control arrangements with its Chairman, President, Chief Financial Officer and Director of Exploration, which may be viewed on the SEC’s website at www.sec.gov.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have entered into employment contracts with our Chairman of Board, President, Chief Financial Officer and Director of Exploration.  These agreements allow the Company, at its discretion, to compensate these respective individuals through the issuance of common stock in lieu of cash compensation.  See Note 11 for a discussion on the issuance of stock pursuant to these agreements.  These agreements may be viewed on the SEC’s website at www.sec.gov.  The Company has also adopted its 2011 Stock Option/Restricted Stock Plan.  See Note/(s) for a discussion on the 2011 Plan and issuances of options pursuant to the 2011 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of July 30th, 2012 by: (i) each person (including any group) known to it to own more than five percent (5%) of any class of its voting securities, (ii) each of the Company's directors, (iii) each of the Company's named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Lindsay Gorrill, 611 E. Sherman Avenue, Coeur d'Alene, ID	9,152,105(1)	41.3%
Common stock	David Segelov, 611 E. Sherman Avenue, Coeur d' Alene, ID	2,103,094(2)	9.5%
Common stock	Kelly Stopher, 611 E. Sherman Avenue, Coeur d' Alene, ID	228,810	1.0%
Common stock	Ian Falconer, 611 E. Sherman Avenue, Coeur d'Alene, ID	603,145	2.7%
Common stock	Scott Jenkins, Tonopah, NV	-	-
Common stock	Ed Ullmer, Denver, CO	-	-
Common stock	All Directors and Officers as a Group	12,087,154	54.5%

5% STOCKHOLDERS
Common stock	Lindsay Gorrill	9,152,105(1)	41.3%
Common stock	David Segelov	2,103,094(2)	9.5%

(1) Includes 6,565,982 shares held directly in shareholders name, and 2,586,123 shares held in name of shareholders spouse.
(2) Includes 99,898 shares held directly in shareholders name, and 2,003,196 shares held in name of shareholder’s affiliate.

|

Notes:
(1)

Based on 22,184,134 shares of the Company's common stock issued and outstanding as of July 30, 2011, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2012

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, since the Company's date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of the Company's directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company's outstanding shares of common stock;
(iv)	Any of the Company's promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Director Independence

Quotations for the Company's common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2012 and 2011 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of the financial statements included the Company's Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended April 30, 2012	Year Ended April 30, 2011
Audit Fees	$40,138	$21,470
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	$1,115	Nil
Total	$41,253	$21,470

PART IV

ITEM 15.                    EXHIBITS.

Exhibit
Number	Description of Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR GOLD CORP.

Date:	August 9, 2012		/s/ David Segelov

		By:	David Segelov
President and Director
(Principal Executive Officer)

Date:	August 9, 2012		/s/ Kelly J. Stopher

		By:	Kelly J. Stopher
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 9, 2012	By:	/s/David Segelov

President and Director
(Principal Executive Officer )

Date:	August 9, 2012		/s/ Kelly J. Stopher

		By:	Kelly J. Stopher
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)