Form 10-Q
period 2012-07-31
Star Gold Corp.
filed 2012-09-14
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2012

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

As of September 13, 2012 there were 23,207,946 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT JULY 31, 2012 AND APRIL 30, 2012

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011, AND FOR THE PERIOD FROM DECEMBER 8, 2006 (INCEPTION) TO JULY 31, 2012

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011 , AND FOR THE PERIOD FROM DECEMBER 8, 2006 (INCEPTION) TO JULY 31, 2012

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	July 31, 2012	April 30, 2012
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$164,537	$225,940
Prepaid expense (Note 3)	338,763	133,554
TOTAL CURRENT ASSETS	503,300	359,494

EQUIPMENT AND MINING INTERESTS, net (Note 4)	338,274	326,655

RESTRICTED CASH	21,600	21,600

TOTAL ASSETS	$863,174	$707,749

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$27,241	$40,352
Other accrued expenses	80,433	9,500

TOTAL CURRENT LIABILITIES	107,674	49,852

LONG TERM LIABILITIES:
Common stock payable (Note 7)	250,816	1,016,526

TOTAL LIABILITIES	358,490	1,066,378

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized,
22,181,586 and 12,018,333 shares issued and outstanding respectively (Note 11)	22,181	12,018
Additional paid-in capital	5,165,679	3,679,781
Accumulated deficit during exploration stage	(4,683,176)	(4,050,428)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	504,684	(358,629)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$863,174	$707,749

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

			For the period from December 6, 2008 (inception) to July 31, 2012
	Three Months Ended
	July 31,
	2012	2011

REVENUE	$-	$-	$-

COST OF REVENUE	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Mineral exploration expenses	153,724	45,807	696,296
Legal and professional fees	53,462	24,188	404,078
Management and administrative	304,260	92,339	1,016,935
Depreciation	1,367	-	2,717
Directors fees	-	-	9,200
TOTAL OPERATING EXPENSES	512,813	162,334	2,129,226

LOSS FROM OPERATIONS	(512,813)	(162,334)	(2,129,226)

OTHER INCOME (EXPENSE):
Loss on extinguishment of debt	-	-	(1,639,575)
Amortization of debt discount	(119,821)	-	(874,421)
Financing expense	-	-	(13,100)
Interest expense	(114)	(1,798)	(26,854)

OTHER INCOME (EXPENSE)	(119,835)	(1,798)	(2,553,950)

NET LOSS BEFORE INCOME TAXES	(632,748)	(164,132)	(4,683,176)

INCOME TAX BENEFIT	-	-	-

NET LOSS	$(632,748)	$(164,132)	$(4,683,176)

Net loss per share–basic and diluted (Note 2)	$(0.03)	$(0.02)

Basic and diluted weighted average number of shares outstanding (Note 2)	20,706,230	10,493,333

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended July 31, 2012	For the Three Months Ended July 31, 2011	For the period from December 8, 2006 (inception) to July 31, 2012 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(632,748)	$(164,132)	$(4,683,176)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued in lieu of cash for interest	146	-	146
Common stock issued in consideration of services	-	-	72,750
Stock based compensation and options	193,384	66,863	453,510
Amortization of debt discounts	119,821	-	874,421
Loss on extinguishment of debt	-	-	1,639,575
Depreciation	1,367	-	2,717
Changes in assets and liabilities:
Prepaid expenses	(205,209)	-	(338,763)
Accounts payable	(13,111)	79,457	47,341
Other accrued expenses	70,933	-	117,409
Net cash used by operating activities	(465,417)	(17,722)	(1,814,070)

CASH FLOW FROM INVESTING ACTIVITIES
Payments related to mining interests	(11,000)	(11,000)	(187,000)
Purchase of equipment	(1,986)		(28,993)
Restricted cash as collateral for exploration bonds	-	(21,600)	(21,600)
Net cash used by investing activities	(12,986)	(32,600)	(237,593)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-	-	601,500
Proceeds exercise of warrants	167,000	-	499,500
Proceeds from convertible debentures	250,000	-	969,600
Proceeds from short-term notes, related party	-	39,400	145,600
Net cash provided by financing activities	417,000	39,400	2,216,200

Net increase (decrease) in cash	(61,403)	(10,922)	164,537

CASH AT BEGINNING OF PERIOD	225,940	12,220	-

CASH AT END OF PERIOD	$164,537	$1,298	$164,537

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for common stock payable	1,010,710	-
Debentures converted to common stock payable	250,000	-
Warrants issued with debentures	119,821	-

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the "Company") was initially incorporated as Elan Development, Inc., in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada but the Company is currently focusing on Gold properties in Nevada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of July 31, 2012, the Company had $164,537 in cash, working capital of $395,626, and stockholders’ equity of $504,684 and accumulated deficit of $4,683,176 since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months ended July 31, 2012, are not necessarily indicative of the results that may be expected for the full year ending April 30, 2013.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2012.

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

JULY 31, 2012

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

JULY 31, 2012

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

The dilutive effect of convertible and outstanding securities as of July 31, 2012 and 2011, would be as follows:

	2012	2011

Stock options	2,530,000	360,000
Warrants	7,410,001	131,667
Total possible dilution	9,940,001	491,667

At July 31, 2012 and 2011, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 3 – PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at July 31, 2012 and April 30, 2012:

	July 31, 2012	April 30, 2012

Exploration expense	$317,488	$92,424
Legal retainer	2,984	15,000
Directors and officers liability insurance	18,291	26,130
Total	$338,763	$133,554

Exploration expense was prepaid at July 31, 2012 in order to satisfy certain deposit requirements by contractors for which corresponding work had not been completed by the balance sheet date.  Exploration expense at April 30, 2012 was prepaid in order to satisfy required expenditure obligations for the year ended January 15, 2012 for which the corresponding work could not be completed by that date.  The prepaid balance will be reduced as invoices are applied to ongoing drilling and exploration activities in the future which the Company expects to recognize as exploration expense during the remainder of its fiscal year ending April 30, 2013.

NOTE 4 – EQUIPMENT AND MINING INTERESTS

The following is a summary of the Company's equipment and mining interests at July 31, 2012 and April 30, 2012, respectively:

	July 31, 2012	April 30, 2012

Equipment	$28,991	$27,007
Less accumulated depreciation	(2,716)	(1,351)
Equipment, net of accumulated depreciation	26,275	25,656
Mining interests	311,999	300,999
Total	$338,274	$326,655

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

The Excalibur Agreement includes cash payments totaling $100,000 over five years and the issuance of 200,000 stock options based on “fair market price” over the same five-year period.  The Company has agreed to work commitments of $275,000 over five years.  Following the fifth anniversary, if commitments have been met, the Company shall receive a quitclaim for 100% interest in the property in consideration of a 3% Net Smelter Return.   The Excalibur Property Option Agreement was amended on January 30, 2012 revising the payment date of the final required expenditure to August 31, 2012.  The Excalibur Property Option Agreement was subsequently amended on August 13, 2012, revising the payment date on the final required expenditure to October 31, 2012.  The schedule of remaining annual payments, minimum expenditures and number of stock options to be issued pursuant to the Excalibur Property agreement is as follows:

	Required expenditure	Payment to optioner	Annual stock option obligation

October 31, 2012	$100,000	20,000	50,000
Total	$100,000	$20,000	50,000

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2012

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

The Company recognized prepaid expense of $317,488 at July 31, 2012 in order to satisfy certain deposit requirements by contractors for which corresponding working which had not been completed by the balance sheet date. This will be applied to cumulative expenditure requirements for the year ending January 15, 2013.

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

	Required expenditure	Payment to Optioner

August 31, 2012	$10,000	$5,000
July 7, 2013	10,000	5,000
July 7, 2014	10,000	5,000
July 7, 2015	10,000	5,000
July 7, 2016	10,000	5,000
July 7, 2017	10,000	5,000
Total	$60,000	$30,000

The following is a summary of capitalized mineral interests as of July 31, 2012 and April 30, 2012, respectively:

	July 31, 2012	April 30, 2012

Longstreet Property	120,499	$114,499
Excalibur Property	176,500	176,500
Jet Property	15,000	10,000
Total	$311,999	$300,999

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 5– RELATED PARTY TRANSACTIONS

On July 1, 2008, the Company leased office space for $1,000 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company President.  On September 1, 2011, the Company moved its offices to Coeur d’Alene, Idaho and continues to lease space from Marlin at the rate of $1,500 per month.  The Company believes this office space and facilities are sufficient to meet its present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.  For the three months ended July 31, 2012 and 2011, $8,583 and $2,982, respectively, was paid to this related entity inclusive of the Company’s pro-rata share of common expenses.

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

On or about February 17, 2012, the balance of the short term promissory notes was subsequently converted into debentures as discussed in Note 6.

NOTE 6 - CONVERTIBLE DEBENTURES

On or about February 17, 2012, the Company issued $900,000 in five percent (5%) convertible debentures which were due one (1) year after their original issue date and were convertible into 9,000,000 shares of the Company’s common stock at the conversion price of $.10 per share.  In connection with the issuance the Company issued common stock purchase warrants convertible into 9,000,000 shares of the Company’s common stock at the exercise price of $.15 per share.  The warrants expire one (1) year from their original issue date.

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

$145,400 of related-party short term promissory notes (Note 5) were converted into the debentures. The Company has considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the  conversion of the related-party short term promissory notes and concluded that it constitutes a substantial modification and therefore should be accounted for as an extinguishment of debt.  During the year ended April 30, 2012, the Company recognized a loss on extinguishment of the short term promissory notes of $1,639,575 representing the difference between the fair value of the debt and warrants and the carrying value of the original notes.

As per Note 7, on April 30, 2012, the Company elected to convert all the debentures into common shares pursuant to the terms of the agreement.  Therefore, all remaining debt discount was recognized as an expense as of that date.

On June 18, 2012, the Company closed on a private placement of its securities.  The placement consisted of issuing two hundred fifty thousand dollars ($250,000) in five percent (5%) convertible debentures.  The debentures were due one (1) year from their original issue date and were convertible to 833,333 shares of the Company’s common stock, at the conversion price of $.30 per share, at any time before maturity, solely at the option of the Company.  The placement also included the issuance of warrants to the debenture

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2012

holders, giving the holders thereof the ability to purchase, at the exercise price of $.75 per share, one (1) share of common stock of the Company for each share of Company’s common stock issuable to the holder upon conversion of the debentures issued in conjunction with the warrants.  The warrants expire two (2) years from their original issue date.

Management recognized a debt discount of $119,821 representing the relative fair value of the detachable warrants, to be amortized over the term of the associated debt.  Management determined the fair value of the detachable warrants using a Black-Scholes pricing model with the following inputs:

Stock price	$0.30
Exercise price	$0.75
Expected life	2 years
Weighted average volatility	275.0%
Risk-free rate	1.00%

As per Note 7, on June 18, 2012, the Company elected to convert all the debentures into common shares pursuant to the terms of the agreement.  Therefore, all remaining debt discount was recognized as an expense as of that date.

NOTE 7 - COMMON STOCK PAYABLE

On April 30, 2012, the Company elected to convert all convertible debentures (Note 6) into 9,000,000 shares of the Company's common stock at the conversion price of $0.10 per share as per terms of the debenture agreement.  The Company also elected to convert $22,276 of accrued interest associated with the debentures to 27,434 shares of common stock at $0.60 per share which approximated fair value of the shares at the date of conversion. On May 10, 2012, the Company issued 9,000,000 shares of common stock to various debenture holders in satisfaction of common stock payable.  The Company also issued 27,434 shares of common stock for accrued interest on May 10, 2012 (Note 12).

As per terms of their respective employment agreements, the Company authorized the issuance of common stock to executives and management for accrued compensation through April 30, 2012 of $92,000 or 130,333 shares of common stock valued at $0.71 per share which is the average end of month closing price for the period in which compensation was earned.

On May 7, 2012, an individual exercised 300,000 common stock purchase warrants at $0.15 per share. As of July 31, 2012, $45,000 is included with common stock payable on the balance sheet.

On May 19, 2012, the company paid accrued interest of $5,816 with common stock payable.

On June 18, 2012, the Company exercised its option to convert the $250,000 of convertible debentures (Note 6) into 866,667 shares of common stock.  On July 27, 2012, the Company issued to a debenture holder 166,667 shares of common stock in satisfaction of debt obligation.    These shares were valued at $0.30 per share or $50,000 representing the conversion price per share at date of grant. As of July 31, 2012, the remaining $200,000 is included with common stock payable on the balance sheet.

NOTE 8 - REVERSE STOCK SPLIT

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

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2012

NOTE 9 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted Average Exercise Price	Expiration Date

Outstanding at April 30, 2011	131,667	$1.75
Issued	9,000,000	0.15	February 17, 2013
Exercised	(1,350,000)	0.15
Expired	(91,667)	(1.20)
Outstanding at April 30, 2012	7,690,000	$0.16
Issued	833,334	0.75	June 18, 2014
Exercised	(1,113,333)	0.15
Expired	-	-
Outstanding at July 31, 2012	7,410,001	$0.23

NOTE 10 - STOCK OPTIONS

In consideration for mining interests on several properties (see Note 4), the Company is obligated to issue a total of 350,000 stock options based on "fair market price" which is considered to be the closing price of the Company's common stock on the grant dates.  The Company has estimated the fair value of these option grants using the Black-Scholes model for the year ended April 30, 2012  with the following assumptions:

Options issued	75,000
Weighted average volatility	373.8%
Expected dividends	-
Expected term (years)	3.00
Risk-free rate	2.5%

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties:

	July 31, 2012		April 30, 2012
	Shares	Price (a)	Shares	Price (a)

Beginning balance outstanding	275,000	$0.36	200,000	$0.28
Issued			75,000	0.56
Expired	-	-	-	-
Exercised	-	-	-	-
Ending balance outstanding	275,000	$0.36	275,000	$0.36

Total mining interest cost capitalized under the issuance of options was $Nil and $Nil for the three months ended July 31, 2012 and 2011, respectively.  These costs are classified on the Company's balance sheets as mining interests.

Future stock option obligations under the terms of property agreements detailed in Note 4 are as follows:

Fiscal year ending April 30,	Stock Options
2013	75,000
2014	25,000
2015	25,000
2016	25,000
2017	25,000
175,000

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2012

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

On June 18, 2012 the Board of Directors authorized the grant of 1,725,000 options to purchase shares of common stock of the Company to various directors, officers and consultants.  The options have a strike price of $0.30 based on the closing price of the Company's common stock on the date of grant vesting over one year.

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

	May 30, 2011	March 22,2012	June 18, 2012

Options issued	326,666	236,667	1,725,000
Weighted average volatility	276.1%	350.2%	302.2%
Expected dividends	-	-	-
Expected term (years)	3.1	3.1	3.1
Risk-free rate	3.07%	0.56%	0.41%

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	Three months ended July 31, 2012
	Shares	Price (a)

Beginning balance outstanding (b)	530,000	$0.83
Granted	1,725,000	0.30
Expired	-	-
Exercised	-	-
Ending balance outstanding	2,255,000	$0.42

(a)

Weighted average exercise price per share.

(b)

The options were granted to employees, management and consultants by the Board of Directors and had vesting periods from immediate to three years.

The following table summarizes additional information about the Company's stock options outstanding as of July 31, 2012:

	Options Outstanding			Options Exercisable
Date of Grant	Shares	Price (a)	Life (b)	Shares	Price (a)

May 27, 2011	293,333	$0.90	8.83	220,000	$0.90
March 22, 2012	236,667	$0.78	9.65	39,452	$0.78
June 18, 2012	1,725,000	$0.30	9.89	431,250	$0.30
Total options	2,255,000			690,702

The total value of the stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of July 31, 2012, total unrecognized compensation cost related to stock-based options and awards is $625,817 and the related weighted average period over which it is expected to be recognized is approximately .80 years. There are 690,702 options vested under the Plan at July 31, 2012, and 1,564,298 unvested options as of the same date.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2012

The average remaining contractual term of the options both outstanding and exercisable at July 31, 2012 was 9.73 years.  No options were exercised during the three months ended July 31, 2012.

Total compensation charged against operations under the plan for employees and consultants was $193,384 and $66,863 for the three months ended July 31, 2012 and 2011, respectively.  These costs are classified under management and administrative expense.

The aggregate intrinsic value of options exercisable at July 31, 2012, was $142,213 based on the Company's closing price of $0.63 per common share at July 31, 2012.  The Company's current policy is to issue new shares to satisfy option exercises.

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

On May 10, 2012, the Company issued 9,000,000 shares of common stock to various debenture holders in satisfaction of common stock payable at April 30, 2012 as discussed in Note 7.  The Company also issued 27,434 shares of common stock for accrued interest as discussed in Note 7.

On May 16, 2012, an individual exercised 250,000 share purchase warrants at $0.15 per share.

On May 25, 2012, an individual exercised 200,000 share purchase warrants at $0.15 per share.

On June 1, 2012, the Company issued 130,333 shares of common stock to executives in satisfaction of employment agreements for accrued compensation through April 30, 2012.  These shares were value at $92,000 or $0.71 per share which is the average end of month closing price for the period in which compensation was earned.

On June 13, 2012, an individual exercised 30,000 share purchase warrants at $0.15 per share.

On June 18, 2012, a individual exercised 333,333 common stock purchase warrants at $0.15 per share.

On July 27, 2012, the Company issued 166,667 shares of common stock in satisfaction of common stock payable.    These shares were valued at $0.30 per share or $50,000 representing the conversion price per share at date of conversion.

NOTE 12 -SUBSEQUENT EVENTS

On August 22, 2012, common stock payable of $200,000 was paid through issuance of 666,667 shares of common stock at $0.30 per share which represented the conversion price of $0.30 per share and is included in "Common stock payable" on the Company's balance sheet at July 31, 2012.

On September 5, 2012, common stock payable of $5,816 was paid through issuance of 9,693 shares of common stock at $0.60 per share which approximated fair value of the shares at the date of issuance and is included in “Common stock payable” on the Company’s balance sheet at July 31, 2012.

On September 5, 2012, common stock payable of $45,000 was paid through issuance of 300,000 shares of common stock at $0.15 per share and is included in “Common stock payable” on the Company’s balance sheet at July 31, 2012.

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

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements.  Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of Business” and “Management’s Discussion and Analysis” of this Quarterly Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Star Gold Corp. disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.  The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s  Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Star Gold Corp qualifies all forward-looking statements contained in this Quarterly Report by the foregoing cautionary statement.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2012.  The following statements may be forward-looking in nature and actual results may differ materially.

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

A 2 phase exploration program is proposed for Longstreet in 2012. Phase 1 proposed budget is $378,000, and Phase 2 proposed budget is $547,000. Primary focus of Phase 1 2012 exploration activities at Longstreet will be to enhance the known and defined resource in the Main Zone, upgrade the resource with in-fill and core drilling where needed, add some core holes in the Main Zone for resource verification, and initiate evaluation of some of the additional higher priority targets. Phase 1 proposes 10to 13 RC holes 300 foot average depth each in the Main Zone (see Figure 17A). These holes will be placed in areas where there are 'holes' in the resource and a high likelihood of adding to the Main resource. In addition, some of these holes will be placed in areas of the resource which currently rely largely on historic drilling, so that the resource may be raised to a higher level of confidence. Phase 1 will also include 4 to 5 core holes of 300-400 foot depths, also within the Main Resource zone. These core holes will also be placed in areas where they a high likelihood of enhancing the resource. Additionally the core will provide confirmation of both recent and historic RC results, and provide material more suitable for metallurgical and petrologic testing. Metallurgical testing is included in Phase 1 in order to better characterize the recovery and economic potential of the Main Zone.

Finally, four RC holes are planned at the North target and one in the Opal Ridge target to test the down-dropped extension of the Main Resource are included in Phase 1. These will be all be angle holes, except the single hole at Opal Ridge. Phase 2 drilling, also scheduled for 2012, is contingent on results of Phase 1.

The Phase 1 drilling program has two goals:

•

To expand, within the areas already drilled to shallow depths (120ft) in the 1980’s, by drilling to depths of 400ft and to infill drill by tighter spacing.

•

To expand, by going outside the Main area, to two new areas at “Opal Ridge” and “North.”

Drilling Highlights – Main

Highlights of the drilling results are shown in the table below and a plan map of drill hole locations can be found on the Star Gold website www.stargoldcorp.com. The plan map can be found at www.stargoldcorp.com/news/map.pdf.

Eight (8) holes, all drilled at Main, had intercepts of greater than 100 feet true width of +0.01 oz/ton AuEq. Two (2) of those holes had approximately 300 feet thickness (LS-1202 and 1209), and three (3) others had approximately 200 feet thicknesses (LS-1203, 1206 and 1207). Results received to date are from the shallowest part of Main with mineralization nearly continuous from the surface to the footages mentioned below. The next batch of holes at Main will test the down down-dip extensions.

Some high-grade gold/silver have also been intercepted including 5 feet (true width) assaying 1.813 oz/ton gold and 1.16 oz/ton silver in drill hole LS-1205.

Opal Ridge

LS-1201 was drilled as a stratigraphic hole into the Opal Ridge target just southeast of Main. Opal Ridge is the down-faulted southeast extension of Main target. This hole was drilled vertical for 480 feet. From the surface to 60 feet, the hole contained intercepting volcanic sediments and sinter, deposited after the mineralizing event. Below 60 feet, the drill hole intercepted volcanic rocks (moderately welded muti-lithic rhyolite tuff), identical to host litholigies mineralized at the Main Target, suggesting the unaltered volcanic sediments and sinter are not as thick as had previously been expected. Also of interest, the hole was oxidized to total depth, so any mineralization found should be heap leachable. Further drilling is planned to explore for the possible faulted off portion of the Main resource.

Future Drilling Plans

The Company hopes to complete 20 or more holes in its 2012 Phase 1 program which is scheduled for completion by December of this year, contingent on drilling results, capital availability and weather. This will include the first testing of the North target located approximately 2,000 feet north of Main. While the majority of the drilling will be angled reverse circulation holes (RC) a few core holes are being drilled to twin and confirm both current and historic drill results.

All drilling samples were collected in five foot intervals, logged and securely shipped to ALS Chemex Labs, Inc. in Reno, Nevada to be analyzed, by fire assay, for gold and silver. A second sample split is kept on site for possible re-testing or future metallurgy.

At July 31, 2012, the Company had $164,537 cash on hand, and working capital deficit of $395,626. As such, the Company will require substantial additional financing in the near future in order to meet current obligations and to continue our operations. Currently, Star Gold Corp. does not have any financing arrangements in place and there are no assurances that it will be able to obtain sufficient financing on terms acceptable to the Company, if at all.

Due to the lack of operating history and  present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended April 30, 2012 that there currently exists substantial doubt about our ability to continue as a going concern.

Management believes it can source additional capital in the investment markets in the coming months and years.  The Company may also consider other sources of funding, including potential mergers or farm-out a portion of its exploration properties.

The Company has closed on a private placement of its debentures and warrants.  The placement consisted of issuing $250,000 in convertible debentures and warrants.  The drilling program discussed above was made possible due to the proceeds from this tranche of the Placement.  For more information on the Placement please review the Company’s report on Form 8-K filed on June 19, 2012.  The report is available for review at www.sec.gov.

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

SUMMARY OF OPERATIONS	Three Months Ended July 31,
	2012	2011
	(unaudited)	(unaudited)
REVENUES	$-	$-

OPERATING EXPENSES:
Mineral exploration and consultants expenses	153,724	45,807
Legal and professional fees	53,462	24,188
Management and administrative	304,260	92,339
Depreciation	1,367	-
Directors fees	-	-
Other expense (income)	119,935	1,798
TOTAL EXPENSES	632,748	164,132
NET INCOME (LOSS)	$(632,748)	$(164,132)

Total expenses for the three months ended July 31, 2012 of $632,748 increased $468,616 over total expenses of $164,132 for the comparable period ending July 31, 2011.  The increase in total expense is primarily a result of stock option expense of $193,384 and interest expense from debt discount of $119,821 recognized during the period.  Exploration and consulting expense for the three months ended July 31, 2012 was $153,724, an increase of $107,917 over the three months ended July 31, 2011 expense of $45,807.  The Company undertook a drilling program on the Longstreet property which culminated on September 12, 2012.

SUMMARY OF MANAGEMENT AND ADMINISTRATIVE EXPENSES	Three Months Ended July 31,
	2012	2011
	(unaudited)	(unaudited)
Auto and travel	$6,173	$6,400
General administrative and insurance	7,839	-
Management fees and payroll	85,422	13,500
Office and computer expense	3,318	2,055
Rent and lease expense	7,895	2,982
Stock option expense	193,384	66,863
Telephone and utilities	229	538
TOTAL MANAGEMENT AND ADMINISTRATIVE EXPENSES	$304,260	$92,339

Management and administrative expenses for the three months ended July 31, 2012 increased $211,921 to $304,260 compared to 2011 expense of $92,339, of which $126,520 of the increase is associated with stock option expense. General administrative and insurance expense increased $7,839 as a result of the Company acquiring director’s liability, errors and omissions coverage.   Management fees and payroll increased $60,200 for the three months ended July 31, 2012 as the Company entered into Executive Compensation agreements with its Chairman, President and Chief Financial Officer.  At this time, all executive compensation is stock-based only.

The Company expects an increase in management and consulting fees through the end of the fiscal year ending April 30, 2013 related to planning and execution of the next phase of the Longstreet drilling program.

Certain Board members are also compensated on a per diem consulting rate to verify and assess technical information provided by outside consultants.

SUMMARY OF LEGAL AND PROFESSIONAL FEES	Three Months Ended July 31,
	2012	2011
	(unaudited)	(unaudited)

Audit and accounting	$15,592	$15,076
Legal and professional fees	18,940	1,230
Public company expense	17,590	387
Investor relations	1,340	7,495
TOTAL LEGAL AND PROFESSIONAL EXPENSES	$53,462	$24,188

Legal and professional fees increased $29,274 to $53,462 for the three months ended July 31, 2012 from $24,188 for the three months ended July 31, 2011.  The increase is a result of legal and professional fees related to researching potential financing and capitalization options for the Company.

Investor relations expense has decreased $6,155 to $1,340 for the three months ended July 31, 2012, compared to 7,495 for the three months ended July 31, 3011.  This Company did not engage an investment relations firm during the three months ended July 31, 2012.  Management will engage an investor relations firm during the quarter ending October 31, 2012 and for the foreseeable future thereafter to help improve liquidity and market awareness.

Management expects an increase in legal and professional fees during the second half of the fiscal year.

The Company does not expect significant increases in operating expenses for the upcoming fiscal year.  However, consulting and exploration expenses are expected to increase as the Company anticipates a significant drilling program on its Longstreet project during the remainder of calendar year 2012 and the fourth quarter of fiscal year ending April 30, 2012.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	July 31, 2012	April 30, 2012
	(unaudited)	(audited)
Working capital	$395,626	$309,642
Total assets	863,174	707,749
Accumulated deficit	(4,683,176)	(4,050,428)
Stockholder equity (deficit)	504,684	(358,629)

WORKING CAPITAL	July 31, 2012	April 30, 2012
	(unaudited)	(audited)
Current assets	$503,300	$359,494
Current liabilities	(107,674)	(49,852)
Working capital	$395,626	$309,642

CASH FLOWS	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011
	(unaudited)	(unaudited)
Cash flow from (used in) operating activities	$(465,417)	$(17,722)
Cash flow from (used in ) investing activities	417,000	(32,600)
Cash flow from (used in) financing activities	(12,986)	39,400
Net increase (decrease) in cash during period	(61,403)	(10,922)

The Company increased total assets to $863,174 at July 31, 2012 compared to $707,749 at April 30, 2012, primarily as a result of expenditures related to exploration activities on the Longstreet Property resulting in increase in prepaid exploration expense, capitalization of option payments and deposit on exploration bonds.  Mining Interests (Note 3) increased from $205,499 to $311,999. Prepaid expenses increased to $338,763 due to deposits required on exploration activities at the Longstreet Property and retainer amounts paid to a legal firm assisting in capitalization activities.

At July 31, 2012, the Company has working capital of $395,626 primarily as a result of $317,488 in prepaid drilling expense.

The Company utilized $12,986 in cash from Investing Activities on certain annual lease payments on capitalized mineral assets at its Longstreet, Jet and Excalibur projects for the three months ended July 31, 2012 per the terms of Property Option Agreement described in Note 3 of the Financial Statements.  The Company is in compliance with all obligations of the Property Option Agreements.

As of July 31, 2012, the Company had cash of $164,537.  Since inception, the sources of the Company’s financing have been through offerings of its equity securities and through debt financing. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the President, David Segelov ("President") and Chief Financial Officer, Kelly J. Stopher ("CFO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the President and the CFO have concluded that as of the end of the period covered by the report, the Company's disclosure controls and procedures were adequately designed and effective in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company's President and CFO, as appropriate , to allow for accurate and timely decisions regarding required disclosures.

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended July 31, 2012.

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

RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended April 30, 2012 which was filed with the SEC on August 9, 2012.

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

STAR GOLD CORP.

Date:	September 13, 2012	By:	/s/ David Segelov
President
(Principal Executive Officer )

/s/Kelly J. Stopher
Date:	September 13, 2012	By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)