Form 10-K/A
period 2012-04-30
Star Gold Corp.
filed 2012-12-13
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K-A

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

The Company will perform basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation).  The Company may enter into joint venture agreements with other companies to fund further exploration and/or development work.  It is the Company’s plan to focus on assembling a high quality group of mid-stage mineral (gold and silver) exploration prospects, using the experience and contacts of the management group.  By such prospects, the Company means properties that have been previously identified by third parties, including prior owners such as exploration companies, as mineral prospects with potential for economic mineralization.  Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results.  Accordingly, such acquired projects will have either prior exploration history or will have strong similarity to a recognized geologic ore deposit model.  Geographic emphasis will be place on the western United States.

The geologic potential and ore deposit models have been defined and specific drill targets identified on the majority of the Company’s properties.  The Company’s property evaluation process involves using basic geologic fieldwork to perform an initial evaluation of a property.  If the evaluation is positive, the Company seeks to acquire, either by staking unpatented mining claims on open public domain, or by leasing the property from the owner of private property or the owned of unpatented claims.  Once acquired, the company then typically makes a more detailed evaluation of the property.  This detailed evaluation involves expenditures for exploration work which may include rock and soil sampling, geologic mapping, geophysics, trenching, drilling or other means to determine if economic mineralization is present on the property.

Portions of the Company’s mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property Name	Third Party	Number of Claims	Acres	Agreements/Royalties
Longstreet	Minquest	75	1500	3% Net Smelter Royalty (“NSR”) Annual lease payments totaling $270k, annual exploration expenditures totaling $3.55m, and 200k shares due through 2017.
Excalibur	Minquest	50	1,000	3% Net Smelter Royalty (“NSR”); Annual lease payments of $20ktotalling $100k and annual exploration expenditures totaling $255k through 2017.
Jet	Minquest	4	80	3% Net Smelter Royalty (“NSR”); Annual lease payment of $5,000 totalling $40k and annual exploration expenditures of $10,000 totaling $70kthrough 2017.

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

Should the Company issue additional shares in order to finance its business activities, investors’ interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  As of the date of the filing of this report there are outstanding 7,370,002 common share purchase warrants exercisable into 7,370,002 shares of common stock, 965,702 options granted that are exercisable into 965,702 shares of common stock and 833,333 convertible debentures convertible into 833,333 shares of common stock.  If all of these are exercised or converted, these would represent approximately 29.2% of the Company’s issued and outstanding shares.  If all of the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders.  The dilution may result in a decline in the market price of the Company’s shares.

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

The Company is an 'exploration state' company with no proven or measured mineral reserves. There is no assurance that a commercially viable mineral deposit exists in any of the Excalibur, Longstreet, of Jet properties.  Further exploration and evaluation of each of these properties will be required before any final determination as to the economic or legal feasibility may be made.

THE EXCALIBUR PROPERTY

On April 11, 2008, Star Gold Corp. executed a property purchase agreement (the "Excalibur Agreement") with MinQuest, Inc. ("MinQuest") granting the Company the right to acquire up to 100% of the mining interests within the Excalibur Property, a mineral exploration property. The property is located in Mineral County Nevada and the Excalibur Agreement originally covered 8 unpatented mining claims. On June 18, 2009, the Company and MinQuest entered into an amending agreement to add an additional 42 claims and expanding the total to 50 claims, all of which are unpatented. A list of claims, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

CLAIM NAME

CLAIMANT’S NAME

NMC NUMBER

MM1

MinQuest Inc.

887042

MM2

MinQuest Inc.

887043

MM3

MinQuest Inc.

887044

MM4

MinQuest Inc.

887045

MM5

MinQuest Inc.

887046

MM6

MinQuest Inc.

887047

MM7

MinQuest Inc.

887048

MM8

MinQuest Inc.

887049

MM9

MinQuest Inc

1003596

MM10

MinQuest Inc

1003597

MM11

MinQuest Inc

1003598

MM12

MinQuest Inc

1003599

MM13

MinQuest Inc

1003600

MM14

MinQuest Inc

1003601

MM15

MinQuest Inc

1003602

MM16

MinQuest Inc

1003603

MM17

MinQuest Inc

1003604

MM18

MinQuest Inc

1003605

MM19

MinQuest Inc

1003606

MM20

MinQuest Inc

1003607

MM21

MinQuest Inc

1003608

MM22

MinQuest Inc

1003609

MM23

MinQuest Inc

1003610

MM24

MinQuest Inc

1003611

MM25

MinQuest Inc

1003612

MM26

MinQuest Inc

1003613

MM27

MinQuest Inc

1003614

MM28

MinQuest Inc

1003615

MM29

MinQuest Inc

1003616

MM30

MinQuest Inc

1003617

MM31

MinQuest Inc

1003618

MM32

MinQuest Inc

1003619

MM33

MinQuest Inc

1003620

MM34

MinQuest Inc

1003621

MM35

MinQuest Inc

1003622

MM36

MinQuest Inc

1003623

MM37

MinQuest Inc

1003624

MM38

MinQuest Inc

1003625

MM39

MinQuest Inc

1003626

MM40

MinQuest Inc

1003627

MM41

MinQuest Inc

1003628

MM42

MinQuest Inc

1003629

MM43

MinQuest Inc

1003630

MM44

MinQuest Inc

1003631

MM45

MinQuest Inc

1003632

MM51

MinQuest Inc

1003633

MM52

MinQuest Inc

1003634

MM53

MinQuest Inc

1003635

MM54

MinQuest Inc

1003636

MM55

MinQuest Inc

1003637

The annual claim fees due the federal and state government total $7,529 per year and are due before September 1st of each year.

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

History: The Moho vein, located within the Excalibur Property, was discovered in 1903 and mined intermittently until the 1930’s.  According to the US Bureau of Mines IC 6941 written in 1937, the property produced over $100,000 of ore at an average grade of 1 opt gold, 6.5 opt silver and 1.4% lead. This equates to about 5000 tons of hand sorted ore.  US Bureau of Mines IC 6941 further reports than additional mineralized material remained, which could potentially be converted into resource or reserve.  After 1937 additional work was completed along the northern portion of the property. However, no additional production information is available for the property. The property went into foreclosure around 1984 and was held by the lender until 2006 when Tesoro Resources purchased the property. Although there is significant underground work and numerous trenches along strike of the mineralized zones, no apparent drilling was found within Tesoro’s property during this investigation. In 1991 Dennis Flagle discovered the Excalibur area. He leased the project to Alta Gold in 1996. The project is located approximately 3000 feet northeast of the Moho mine.

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

Mineralization: Mineralization appears to be related to the mafic dikes and portions of the feldspathic diorite contacts. These intrusive events appear to have acted as conduits for hydrothermal fluids to migrate upwards and deposit minerals. Prospecting preferentially occurs along the diorite contact near the south-central portion of the claims, along the Moho “Vein”, and along altered mafic dikes and plugs identified elsewhere on the property. There are three distinct types of breccias related to historic prospecting activities. The first breccia type occurs along fault zones that contain zones of rubble up to 10 feet thick flanked by bright orange to red iron oxide staining. A second breccia type is represented by chert fragments cemented by chalcedonic silica. The third type of

Excalibur Project
Mineral County, NV
Main Access
Claim Boundry
390000.000000
400000.000000
4250000.000000
4240000.000000
4230000.000000
Garfield Flat
5600
5661
Camp
THUNDER MTN
7990
4650
Soda
A I N S
8205
9
O
10
95
18
Rho
Mar
Ruins
Ruins
Ruins
4410
5000
4600
6000
5089
6500
Belleville
(ruins)
6283
7667
6742
N
Meters
0
1,250
2,500
5,000

Figure 1

breccia is related to narrow calcite-filled fault zones and associated weak hematite staining resulting in pink calcite and breccia float trails which are poorly exposed. The bulk of the historic prospecting occurs along multiple, continuous, en echelon zones from 0.5 to 10 feet thick composed of hematite and sparcemented pebble breccias. These breccias wind through the faults zones and can be discontinuous and in discordant orientations. The zones are sometimes 'slaggy' specifically near diorite and mafic dike contacts. The Moho mine and parallel zones are 6 strongly associated with the diorite contact and along mafic dikes. The Moho “Veins” have been prospected to depths of 200 feet or more by multiple shafts and adits. The entire Moho “Vein” zone can be traced for over 7500 feet in length, 600 feet in width and over 1000 feet in elevation. The Central Target is represented by the extension of the Moho that lies within the current claim position can be traced for over 1800 feet before it is lost under alluvial debris. Samples along this extension commonly return highly anomalous values of gold and silver. The workings are less extensive on Star Gold’s claim position. However, the low angle deposition of the mineralization coupled with multiple stacked veins indicates potential for either open pit or underground mining. Recent sampling and mapping have identified alteration consisting of silicified and brecciated zones with associated anomalous gold and silver concentrations. These alteration zones are located within the southern and northeastern portions of the property.

The Southern target is defined by an area roughly 1200 by 1500 feet composed of chert fragments cemented with chalcedonic silica. In places, later fault zones cut this material. The later faults contain clay gouge probably related to the aforementioned dikes and iron oxides. Gold and silver values from this zone are anomalous to highly anomalous (several times background values up to hundreds of times background values). The Northeastern target is hosted within brecciated chert and silicified diorite. Barite veins have been noted locally. Gold and Silver values here are highly anomalous. This area was soil sampled by Alta Gold in 1997 and reportedly contained anomalous gold in soils and in select rock chips. In 1998 Alta drilled five holes to test this target. The hole collars were poorly selected and proved to be too far from the target. Three holes failed to intersect any alteration while two holes were lost as they entered the mineralized zone. The area of anomalous gold is roughly 2500 feet by 900 feet. A target was also identified in the northwestern corner of the property. Samples collected from pits and shafts in this area again are highly anomalous for both gold and silver. To date, this area appears to represent narrow, discontinuous structures hosted by a diorite plug. The target is currently considered too small and will need more work to bring it to a potential drill target. The anomalous gold and silver values noted above are indicators of mineralized systems which will be further evaluated with drilling or follow-up sampling.

Environmental, plan of operation and reclamation:  To the Company’s knowledge, there is no known surface disturbance or groundwater contamination from previous mining activities.  Remediation activities are performed immediately after completion of exploratory drilling. With respect to historical mining activities, those activities were on adjacent claims and, therefore, the Company has no plans to remediate at this time., The Excalibur property is with BLM  lands and Star Gold is in the process of applying for a Notice of Intent which will allow surface exploration to proceed.

THE LONGSTREET PROPERTY

In January of 2010 Star Gold signed an option agreement to lease with an option to acquire from MinQuest, 60 unpatented mining claims (the “Longstreet Property”) totaling approximately 490 hectares (the “Longstreet Agreement”). The Company completed its first phase of drilling in 2011. On July 9, 2010, the Company and MinQuest entered into an amending agreement to add an additional 10 claims and expanding the total to 70 claims, all of which are unpatented. In addition, StarGold reimburses MinQuest for 5 claims leased from a third party, Roy Clifford.  A list of claims, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

Morning Star		Roy Clifford et al	96719
Longstreet	11	Roy Clifford et al	164002
Longstreet	12	Roy Clifford et al	164003
Longstreet	14	Roy Clifford et al	164005
Longstreet	15	Roy Clifford et al	164006

Longstreet	1	A	MinQuest Inc.	799562
Longstreet	2	A	MinQuest Inc.	799563
Longstreet	3	A	MinQuest Inc.	799564
Longstreet	6	A	MinQuest Inc.	799565
Longstreet	7	A	MinQuest Inc.	799566
Longstreet	8	A	MinQuest Inc.	799567
Longstreet	9	A	MinQuest Inc.	799568
Longstreet	16	A	MinQuest Inc.	799569
Longstreet	13		MinQuest Inc.	799570

Longstreet	32		MinQuest Inc.	799571
Longstreet	34		MinQuest Inc.	799572
Longstreet	4	A	MinQuest Inc.	836168
Longstreet	5	A	MinQuest Inc.	836169
Longstreet	8		MinQuest Inc.	836170
Longstreet	10		MinQuest Inc.	836171
Longstreet	10	A	MinQuest Inc.	836172
Longstreet	28		MinQuest Inc.	836173
Longstreet	30		MinQuest Inc.	836174
Longstreet	36		MinQuest Inc.	836175
Longstreet	37		MinQuest Inc.	836176
Longstreet	39		MinQuest Inc.	836177
Longstreet	41		MinQuest Inc.	836178
Longstreet	43		MinQuest Inc.	836179
Longstreet	45		MinQuest Inc.	836180
Longstreet	47		MinQuest Inc.	836181
Longstreet	49		MinQuest Inc.	836182
Longstreet	101		MinQuest Inc.	836183
Longstreet	102		MinQuest Inc.	836184
Longstreet	103		MinQuest Inc.	836185
Longstreet	104		MinQuest Inc.	836186
Longstreet	105		MinQuest Inc.	836187
Longstreet	106		MinQuest Inc.	836188
Longstreet	107		MinQuest Inc.	836189
Longstreet	108		MinQuest Inc.	836190
Longstreet	12		MinQuest Inc.	843867
Longstreet	14		MinQuest Inc.	843868
Longstreet	16		MinQuest Inc.	843869
Longstreet	18		MinQuest Inc.	843870
Longstreet	20		MinQuest Inc.	843871
Longstreet	26		MinQuest Inc.	843872
Longstreet	42		MinQuest Inc.	843873
Longstreet	44		MinQuest Inc.	843874
Longstreet	46		MinQuest Inc.	843875
Longstreet	48		MinQuest Inc.	843876
Longstreet	50		MinQuest Inc.	843877
Longstreet	40		MinQuest Inc.	851568
Longstreet	118		MinQuest Inc.	851569
Longstreet	119		MinQuest Inc.	851570
Longstreet	120		MinQuest Inc.	851571
Longstreet	121		MinQuest Inc.	851572
Longstreet	122		MinQuest Inc.	851573
Longstreet	123		MinQuest Inc.	851574
Longstreet	124		MinQuest Inc.	851575
Longstreet	109		MinQuest Inc.	855021
Longstreet	110		MinQuest Inc.	855022
Longstreet	111		MinQuest Inc.	855023
Longstreet	112		MinQuest Inc.	855024
Longstreet	113		MinQuest Inc.	855025
Longstreet	114		MinQuest Inc.	855026
Longstreet	115		MinQuest Inc.	855027
Longstreet	56		MinQuest Inc.	1025831
Longstreet	57		MinQuest Inc.	1025832

Longstreet	58	MinQuest Inc.	1025833
Longstreet	59	MinQuest Inc.	1025834
Longstreet	60	MinQuest Inc.	1025835
Longstreet	61	MinQuest Inc.	1025836
Longstreet	62	MinQuest Inc.	1025837
Longstreet	63	MinQuest Inc.	1025838
Longstreet	64	MinQuest Inc.	1025839
Longstreet	65	MinQuest Inc.	1025840

The annual claim fees due the federal and state government total $11,291.50 per year and are due before September 1st of each year.

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

The Longstreet project is located 48 kilometers southeast of the Round Mountain Mine in Nevada.  Longstreet is a Round Mountain style volcanic-hosted gold deposit.. The first vein mapping program ever done at Longstreet was completed in October, 2002. This work disclosed that gold-bearing veins at Main, as well as 6 other targets in the project area are steeply dipping. Most of the previous drilling was vertical. This indicates high potential to increase continuity, tonnage and grade of the resource. Surface geochemical sampling of veins from all the currently defined targets found gold values up to 18.1 g/t.  As at Round Mountain the property contains strong potential for both open pit heap-leachable and high-grade millable ore.  No party reading this report should conclude the Longstreet property has economic mineralization due to Longstreet's proximity to Round Mountain.  Comparison to this and other historic or producing mines is strictly informational relative to location and similar geologic characteristics.

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

Historic Drilling Summary
Date	Company	Number of Holes	Total Footage
1980	Keradamex	7	NA
1982-1983	Minerva	-	UG Sampling, no drilling
1984-1997	Naneco	Approx 500	NA, RC and air track
1997	Cyprus	7	3,000
2002-2005	R.E.M.	30	11,000

Longstreet Property
Pinon Peak
T O I Y A B E
N A T I O N A L
R A N G E
Georges Canyon
Kellys Mine
Saulsbury Basin
Fourmile Basin
W E S T
S T O N E
C A B I N
V A L L E Y
Willow Creek
North
Miles
0
24
Kilometers
0
38
Highway 6
to Tonopah
USGS Topo Base

Star Gold Corp.

Longstreet, Nye County, Nevada

Property Location and Access

Figure 3	April, 2011

MinQuest Inc.

In 1982 Minerva Exploration optioned the property and initiated an underground sampling program.  In 1983 a joint venture was formed with Geomex Canada Resources Ltd. Derry, Michener, and Booth were commissioned to assess the property and conducted underground sampling, bulk sampling and metallurgical testing.

In early 1984 Naneco Resources Ltd., an Alberta company, acquired all of the assets of Minerva and an additional 10 percent interest in the property from Geomex.  As operator, Naneco immediately initiated drilling.  In 1985, with over 200 RC holes drilled the venture announced encouraging results with anomalous grades of gold and silver throughout its drilling samples.

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

Star Gold began drilling in the fall of 2011. A 16 hole program at Main showed new intercepts at depth in the central portion of the deposit. Intercept thicknesses of +0.01 oz/ton gold equivalent values are 65 to 120 feet. Of the 16 holes drilled 8 have +100 feet thicknesses of +0.01 oz/ton gold equivalent and 4 have +200 feet thicknesses of +0.01 oz/ton gold equivalent. Drill hole LS-1101 has 305 feet of +0.01 oz/ton gold equivalent. Gold equivalent values were derived from the following formula: AuEq oz/ton = Au oz/ton + (Ag oz/ton)/60. Drilling results are shown in the table below.

Drill samples were sent through a rotating, wet sample splitter attached to the drill in order to reduce the sample volume and maintain a representative sample. Drill helpers, under the supervision of project geologist, collect and bag an 'A' and 'B' sample on 5-foot intervals. The 'A' sample is collected by the project geologist for security until it can be delivered to an assay facility. The 'B' sample remains on site as a duplicate or backup sample if needed at a later date. A blank and two known 'standard’ pulps are submitted randomly spaced with each drill hole. Once assays are available, they are examined for unexpected high or low values. If unexpected high or low values are encountered, the 'B' splits may be collected and submitted, or the lab may be requested to re-assay the pulp or reject in question. The 'check' samples and 'standard' are examined to insure they agree with the original or know within accepted limits, usually +or- 10%.

ALS Chemex of Reno, Nevada did all sample preparation, including crushing, grinding and preparation of the assay pulps. The samples were never left unattended or unsecured by project geologist, drilling or laboratory staff nor are they handled by officers, directors or associates of Star Gold.

Sample preparation involves crushing the entire sample to -10 mesh, splitting, then pulverizing 1,000 grams to 75% passing 75 micron mesh. These pulps are then transferred within the ALS Chemex facility for assay. Both gold and silver assays are done by fire assay with an AA finish.  The standard Star-Longstreet submittal to ALS Chemex requests a 30 gram charge for gold fire assay. Assays which exceed 10 g/ton are automatically subjected to a gravimetric finish.  Select sample intervals, usually those near intervals assaying significant gold, are chosen by the project geologist for re-assay also.

The Longstreet project is associated with a paleo-hot springs system in a caldera associated volcanic setting very similar to the Round Mountain mine. Round Mountain is an open pit, heap-leach mine that has produced over 10 million ounces of gold over a 30 year period with the average grade currently being mined of 0.018 oz/ton gold.  Cut-off grades for Round Mountain and several other oxide ore heap leach operations in Nevada range from 0.003 to 0.005 oz/ton gold.  Star Gold hopes to develop an open pit, bulk minable, heap leachable gold/silver mine at Longstreet.

No party reading this report should conclude the Longstreet property has economic mineralization due to Longstreet's proximity to Round Mountain.  Comparison to this and other historic or producing mines is strictly information relative to location and similar geologic characteristics.

Regional Geology and Mineralization: The Longstreet Property is located in the Nevada portion of the Basin and Range Province. This geological province is characterized by repeated episodes of compressional deformation in Paleozoic and Mesozoic time followed by extensional deformation and extensive magmatism and volcanism in Cenozoic time. Gold deposits are most often described as being associated with ‘mineralization trends’, that are a reflection of deep crustal structures and magmatism, such as the ‘Walkers Lane’ and the ‘Carlin Trend’. The Longstreet Project is located in the Monitor Range, adjacent to the northwest trending Walker Lane volcanic-hosted gold trend that includes such world-class deposits as the Comstock and Goldfields mining camps (Figure 1).Summary Drill Results Longstreet Project, Main Target (≥ 5 feet @ ≥ 0.01 oz/ton gold equivalent)    02/12

Hole No.	From	To	Interval	True	Gold	Silver	Gold Eq.	True	Gold	Silver
	(feet)	(feet)	(feet)	Width	(oz/ton)	(oz/ton)	(oz/ton)	Width (m)	(g/t)	(g/t)
LS-1101	0	10	10.0	9.8	0.086	0.39	0.093	3.0	2.96	13.5
including	0	5	5.0	4.9	0.159	0.55	0.168	1.5	5.45	19.0
	25	245	220.0	216.7	0.008	0.54	0.017	66.0	0.27	18.6
including	170	185	15.0	14.8	0.018	2.00	0.051	4.5	0.61	68.6
	290	295	5.0	4.9	0.017	0.54	0.026	1.5	0.59	18.5
	320	390	70.0	68.9	0.006	0.96	0.022	21.0	0.20	32.8
including	360	365	5.0	4.9	0.023	5.05	0.107	1.5	0.78	173.0
LS-1102	185	255	70.0	65.8	0.004	0.55	0.013	20.1	0.13	18.9
LS-1103	0	140	140.0	137.2	0.006	0.44	0.013	41.8	0.21	15.0
including	0	20	20.0	19.6	0.029	0.76	0.041	6.0	0.98	26.2
	180	195	15.0	14.7	0.004	0.57	0.014	4.5	0.14	19.5
	215	285	70.0	68.6	0.004	0.65	0.015	20.9	0.15	22.3
including	275	285	10.0	9.8	0.009	1.86	0.040	3.0	0.32	63.6
LS-1104	0	95	95.0	93.1	0.014	0.52	0.022	28.4	0.47	17.8
including	85	90	5.0	4.9	0.016	2.06	0.050	1.5	0.54	70.7
	130	250	120.0	120.0	0.005	0.43	0.012	36.6	0.16	14.7
	340	345	5.0	5.0	0.003	0.51	0.012	1.5	0.11	17.4
LS-1105	no	0.01	oz/ton	Gold Eq.	Values
LS-1106	0	90	90.0	88.2	0.011	0.32	0.016	26.9	0.37	11.0
including	0	25	25.0	24.5	0.018	0.35	0.024	7.5	0.63	12.1
	125	160	35.0	34.3	0.005	0.58	0.015	10.5	0.17	19.8
LS-1107	10	125	115.0	112.7	0.006	0.34	0.012	34.3	0.22	11.6
	200	280	80.0	78.4	0.013	0.93	0.028	23.9	0.43	31.8
including	200	230	30.0	29.4	0.020	1.79	0.050	9.0	0.70	61.3
including	225	230	5.0	4.9	0.017	4.76	0.096	1.5	0.58	163.0
& including	200	205	5.0	4.9	0.067	3.80	0.130	1.5	2.30	130.0
LS-1108	0	120	120.0	108.0	0.012	0.23	0.016	32.9	0.41	7.8
including	110	120	10.0	9.0	0.062	0.35	0.068	2.7	2.14	12.0
	170	180	10.0	9.0	0.024	0.24	0.028	2.7	0.81	8.1
LS-1109	5	35	30.0	27.0	0.009	0.29	0.014	8.2	0.30	10.1
LS-1110	no	0.01	oz/ton	Gold Eq.	Values
LS-1111	0	50	50.0	49.0	0.015	0.33	0.020	14.9	0.51	11.4
including	10	15	5.0	4.9	0.029	0.71	0.041	1.5	0.99	24.5
LS-1112	0	50	50.0	49.0	0.010	0.27	0.014	14.9	0.33	9.1
	285	290	5.0	4.9	0.002	0.60	0.012	1.5	0.06	20.6
LS-1113	0	145	145.0	130.5	0.023	0.39	0.029	39.8	0.77	13.4
including	35	40	5.0	4.5	0.066	1.06	0.084	1.4	2.26	36.4
& including	90	95	5.0	4.5	0.074	1.28	0.096	1.4	2.54	43.9
	185	275	90.0	85.5	0.004	0.59	0.014	26.1	0.13	20.2
including	245	250	5.0	4.5	0.004	2.84	0.051	1.4	0.14	97.4
LS-1114	140	170	30.0	27.0	0.005	0.51	0.013	8.2	0.16	17.4
including	165	170	5.0	9.5	0.018	1.18	0.037	2.9	0.60	40.3
	265	310	45.0	40.5	0.008	1.88	0.039	12.3	0.27	64.5

including	290	310	20.0	18.0	0.013	3.01	0.063	5.5	0.43	103.1
including	305	310	5.0	4.5	0.024	4.56	0.100	1.4	0.82	156.0
	365	400	35.0	31.5	0.002	0.98	0.019	9.6	0.08	33.6
including	365	375	10.0	9.0	0.003	1.30	0.025	2.7	0.10	44.6
including	395	400	5.0	4.5	0.007	2.85	0.054	1.4	0.22	97.7
LS-1115	235	295	60.0	60.0	0.017	1.26	0.038	18.3	0.57	43.2
including	265	270	5.0	5.0	0.134	8.06	0.269	1.5	4.60	276.0
	355	360	5.0	5.0	0.005	1.95	0.038	1.5	0.18	66.8
LS-1116	0	25	25.0	24.5	0.009	0.23	0.013	7.5	0.31	7.7
	260	265	5.0	4.9	0.009	0.11	0.011	1.5	0.31	3.7
	310	320	10.0	9.8	0.039	0.16	0.042	3.0	1.34	5.5
including	310	315	5.0	4.9	0.063	0.28	0.067	1.5	2.15	9.5
*Gold Equivalent (Gold Eq.) = gold + Silver/60

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

No party reading this report should conclude the Longstreet property has economic mineralization due to Longstreet's proximity to Round Mountain.  Comparison to this and other historic or producing mines is strictly informational relative to location and similar geologic characteristics.

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

NE Main: Approximately 450m N-NE of the Main resource there is a poorly-exposed, un-drilled target that looks identical to Main. Sampling of surface veins at NE Main reveal anomalous gold values.

Opal Ridge: This is an erosional remnant of a sinter apron that once covered a much larger area. Extensions of the Main resource are down-dropped approximately 60m with an apparent displacement to the north of less than 10m. E-W and NW high level opal-rich veins are exposed in the lower portion of the apron with anomalous gold values.  Although there may be a higher stripping ratio here, more of the deposit may be preserved.

North: This is a sheeted vein system with identical vein attitudes to Main. Values up to 18.1 ppm Au indicate a strong system, although vein density appears to be less than at Main. The western end of the target has the strongest exposed mineralization.

Cyprus Ridge Zone: Quartz veins up to 5 m thick occur in this 1.1 km long northwest trending sheeted vein system.  Cyprus Minerals Company completed a 920 m drill program in 1987.  All of the Cyprus holes were vertical or high angle and none tested the large primary vein set. No high-grade gold was intersected in their drilling. MinQuest mapped the intricate vein system in 2002, and collected 41 surface samples that contained anomalous to highly anomalous (several times background to hundreds of times background)v..  Due to the abundance of low temperature silica, MinQuest concluded that the gold values are leakage anomalies from a deeper boiling zone.  The boiling zone is a high priority drill target.

Red Knob Zone: Mineralization outcrops as northwest trending sheeted quartz-adularia veins over an area 150m wide by 300m long. Surface sampling found anomalous gold values. In addition, a boulder field on the north side of the target contains quartz-adularia veins up to 1m in thickness in an area of no outcrop.  Drill intercepts from two holes testing a small portion of the target revealed anomalous gold values.

Spire: This is an E-W vertical to steeply north dipping sheeted vein system. Intersecting NW  trending veins are present, but are much less abundant than at Main. .Surface sampling at Spire had detected anomalous gold values.

Star's geologists believe sampling and drilling results to date warrant optimism of one or more  economic, near surface, bulk-mineable, heap leach-recoverable  gold-silver deposits at Longstreet targets described above. In addition, sampling at surface near the Cyprus target suggests the presence of higher grade veins, which may be suitable to underground mining methods.  Situated on a high ridge-top, it could be easily mined from a canyon elevation adit.

Environmental, plan of operation and reclamation: To the Company’s knowledge, there is no known surface disturbance or groundwater contamination from previous mining activities.  Remediation activities are performed immediately after completion of exploratory drilling.  With respect to historical mining activities, there is no indication of reclamation at this time, therefore, the Company has no plans to remediate.  The Longstreet property is within Forest Service lands and Star Gold has applied for and received a Plan of Operation from the Forest Service allowing exploration drilling. A surface disturbance bond of $26,600 has been paid and is held by the Forest Service until reclamation is completed.  There are no other significant environmental requirements.

THE JET PROPERTY

On July 7, 2010 the Company acquired, from MinQuest, a 100% mining interest in the Jet Property which is located in Nevada.  The Jet Agreement calls for the Company to invest a total of $110,000 (consisting of $40,000 in direct payments to MinQuest and $70,000 in expenditures towards development of the project) prior to July 7, 2017,  Under the agreement MinQuest is also entitled to receive residual payments if and when the project enters into production. All claims of which are unpatented. A list of claim, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

JET	1	MinQuest Inc.	892519
JET	2	MinQuest Inc.	892520
JET	3	MinQuest Inc.	892521
JET	4	MinQuest Inc.	892522

The annual claim fees due the federal and state government total $606.00 per year and are due before September 1st of each year.

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

History: Several short adits were developed in the area in the 1920’s and1930’s.  Three of the four adits found are open to inspection. There is no evidence of any production from this work. The property lay idle until 1974 when Lyle Cambell, working on a grubstake

Jet Claims
EXPLANATION
Road
Fault or Shear
Silicification
Sample Location With
Au, Ag in ppm
4155000N
438000E
JET 1
JET 2
JET 3
JET 4
T4S
T5S
R42
0
250
500
Scale Feet
JET PROPERTY
PROJECT LOCATION
Esmeralda County, Nevada

agreement with American Selco, sampled and recommended it for acquisition. Cambell’s dump sampling returned anomalous gold values.  American Selco sampled the underground working and developed a small reserve, according to Herb Duerr, who was one of the samplers. According to Duerr, some high grade values were found in brecciated quartz veins. MinQuest does not have this data, but sample tags are still present in the adits inspected.

Geology: Regionally, the Jet property is located within the Walker Lane, which hosts important precious metal deposits such as Bullfrog, Goldfield and Tonopah.  The project area is underlain largely by chert, argillite and lessor limestone of the Ordovician age Palmetto formation that has been intruded by a large intermediate intrusive. The contact zone between the intrusive and sediment is a brecciated zone that strikes nearly east-west. Several apparently gently dipping quartz veins have been emplaced within this contact zone and then breccciated by further faulting. Post-mineral dikes, following late high angle faults are also present. Tertiary extrusive volcanics cover part of the surrounding area.   The area has been partially buried by material eroded from higher topography to the south.  One adit, near the base of the contact zone, intersects chacopyrite-bearing quartz that looks similar to high-grade gold ores in the Silver Peak district to the north. Sampling of quartz from the adits and dumps found significant gold values associated with the vein quartz.

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

ITEM 8. FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of April 30, 2012, including:

1.	Report of Independent Registered Public Accounting Firm;
2.	Balance Sheets as of April 30, 2012 and 2011;
3.	Statements of Operations for the years ended April 30, 2012 and 2011 and for the period from inception on December 8, 2006 to April 30, 2012;
4.	Statements of Cash Flows for the years ended April 30, 2012 and 2011 and for the period from inception on December 8, 2006 to April 30, 2012;
5.	Statement of Stockholders’ Equity (Deficit) for the period from inception on December 8, 2006 through April 30, 2012;
6.	Notes to Financial Statements.

STAR GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	April 30, 2012	April 30, 2011
ASSETS

CURRENT ASSETS:
Cash	$225,940	$12,220
Prepaid expense (Note 3)	133,554	-
TOTAL CURRENT ASSETS	359,494	12,220

EQUIPMENT AND MINING INTERESTS, net (Note 4)	326,655	205,499

RESTRICTED CASH	21,600	-

TOTAL ASSETS	$707,749	$217,719

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$40,352	$12,808
Other accrued expenses	9,500	20,100
Short term notes, related party (Note 6)	-	40,200

TOTAL CURRENT LIABILITIES	49,852	73,108

LONG TERM LIABILITIES:
Common stock payable (Note 8)	1,016,526	-

TOTAL LIABILITIES	1,066,378	73,108

COMMITMENTS AND CONTINGENCIES (Notes 6 and 9)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized,
12,018,333 and 10,493,333 shares issued and outstanding respectively (Note 13)	12,018	10,493
Additional paid-in capital	3,679,781	801,506
Accumulated deficit during exploration stage	(4,050,428)	(667,388)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(358,629)	144,611

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$707,749	$217,719

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

NOTE 6– RELATED PARTY TRANSACTIONS

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

May 30, 2011	March 22, 2012

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

STAR GOLD CORP.

Date:	December 11, 2012		/s/ David Segelov

		By:	David Segelov
President and Director
(Principal Executive Officer)

Date:	December 11, 2012		/s/ Kelly J. Stopher

		By:	Kelly J. Stopher
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 11, 2012	By:	/s/David Segelov

President and Director
(Principal Executive Officer )

Date:	December 11, 2012		/s/ Kelly J. Stopher

		By:	Kelly J. Stopher
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)