Form 10-Q
period 2012-10-31
Star Gold Corp.
filed 2012-12-17
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2012

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

As of December 8, 2012 there were 23,756,156 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT OCTOBER 31, 2012 AND APRIL 30, 2012

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED

      OCTOBER 31, 2012 AND 2011, AND FOR THE PERIOD FROM DECEMBER 8, 2006           (INCEPTION) TO OCTOBER 31, 2012

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2012 AND

      2011, AND FOR THE PERIOD FROM DECEMBER 8, 2006 (INCEPTION) TO OCTOBER 31, 2012

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	October 31, 2012	April 30, 2012
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$27,120	$225,940
Prepaid expenses (Note 3)	28,527	133,554
TOTAL CURRENT ASSETS	55,647	359,494

EQUIPMENT AND MINING INTERESTS, net (Note 4)	336,683	326,655

RESTRICTED CASH	21,600	21,600

TOTAL ASSETS	$413,930	$707,749

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$50,662	$40,352
Other accrued expenses	162,381	9,500
Short-term note payable, related party (Note 5)	30,000	-

TOTAL CURRENT LIABILITIES	243,043	49,852

LONG TERM LIABILITIES:
Common stock payable (Note 7)	-	1,016,526

TOTAL LIABILITIES	243,043	1,066,378

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized,
23,756,156 and 12,018,333 shares issued and outstanding respectively (Note 11)	23,756	12,018
Additional paid-in capital	5,665,317	3,679,781
Accumulated deficit during exploration stage	(5,518,186)	(4,050,428)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	170,887	(358,629)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$413,930	$707,749

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

					For the period from December 6, 2008 (inception) to October 31, 2012
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Mineral exploration expenses	493,528	56,252	658,975	102,059	1,201,547
Legal and professional fees	41,103	53,898	94,565	78,086	445,181
Management and administrative	287,666	48,578	580,203	140,916	1,292,878
Depreciation	1,591	-	2,958	-	4,308
Directors fees	3,000	-	3,000	-	12,200
TOTAL OPERATING EXPENSES	826,888	158,728	1,339,701	321,061	2,956,114

LOSS FROM OPERATIONS	(826,888)	(158,728)	(1,339,701)	(321,061)	(2,956,114)

OTHER INCOME (EXPENSE):
Loss on extinguishment of debt	-	-	-	-	(1,639,575)
Amortization of debt discount	-	-	(119,821)	-	(874,421)
Financing expense	(8,000)	-	(8,000)	-	(21,100)
Interest expense	(122)	(2,782)	(236)	(4,581)	(26,976)

OTHER INCOME (EXPENSE)	(8,122)	(2,782)	(128,057)	(4,581)	(2,562,072)

NET LOSS BEFORE INCOME TAXES	(835,010)	(161,510)	(1,467,758)	(325,642)	(5,518,186)

INCOME TAX BENEFIT	-	-	-	-	-

NET LOSS	$(835,010)	$(161,510)	$(1,467,758)	$(325,642)	$(5,518,186)

Net loss per share–basic and diluted (Note 2)	$(0.04)	$(0.02)	$(0.07)	$(0.03)

Basic and diluted weighted average number of shares outstanding (Note 2)	22,948,752	10,517,790	21,827,491	10,505,562

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended October 31, 2012	For the Six Months Ended October 31, 2011		For the period from December 8, 2006 (inception) to October 31, 2012 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,467,758)		$(325,642)	$5,518,186
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued in lieu of cash for interest	146		-	146
Common stock issued in consideration of services	-		18,000	72,750
Stock based compensation and options	354,048		90,062	614,174
Amortization of debt discounts	119,821		-	874,421
Loss on extinguishment of debt	-		-	1,639,575
Depreciation	2,958		-	4,308
Changes in assets and liabilities:
Prepaid expenses	105,027		(150,120)	(28,527)
Accounts payable	10,310		78,218	70,762
Other accrued expenses	152,880		-	199,356
Net cash used by operating activities	(722,568)		(289,482)	(2,071,221)

CASH FLOW FROM INVESTING ACTIVITIES
Payments related to mining interests	(11,000)		(5,000)	(187,000)
Purchase of equipment	(1,986)		-	(28,993)
Restricted cash as collateral for exploration bonds	-		(21,600)	(21,600)
Net cash used by investing activities	(12,986)		(26,600)	(237,593)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	-		-	601,500
Proceeds exercise of warrants	256,734		-	589,234
Proceeds from convertible debentures	250,0000		274,051	969,600
Proceeds from short-term notes, related party	30,000		105,400	175,600
Net cash provided by financing activities	536,734		379,451	2,335,934

Net increase (decrease) in cash	(198,820)		63,369	27,120

CASH AT BEGINNING OF PERIOD	225,940		12,220	-

CASH AT END OF PERIOD	$27,120		$75,589	$27,120

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Options issued for mining interests	$-	$		$100,749
Common stock issued for mining interests	-		-	24,250
Short term notes, related party converted to debentures	-		-	145,400
Common stock issued for common stock payable	1,010,710		-	1,010,710
Accrued interest paid with common stock payable	-		-	22,276
Executive compensation paid with common stock	-		92,000	92,000
Debentures converted to common stock payable	250,000		-	1,150,000
Warrants issued with debentures	119,821		-	119,821

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the "Company") was initially incorporated as Elan Development, Inc., in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada but the Company is currently focusing on Gold properties in Nevada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $5,518,186 and net loss of $1,467,758 for the six months ended October 31, 2012, and as of that date the Company's current liabilities exceeded its current assets by $187,396. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months and six months ended October 31, 2012, are not necessarily indicative of the results that may be expected for the full year ending April 30, 2013.

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

Restricted cash

Restricted cash represents collateral for bonds held for permits.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

The dilutive effect of convertible and outstanding securities as of October 31, 2012 and 2011, would be as follows:

	2012	2011

Stock options	2,532,000	730,000
Warrants	6,811,793	131,667
Total possible dilution	9,343,793	891,667

At October 31, 2012 and 2011, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made to the 2011 financial statements in order to conform to the 2012 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as restated.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 3 – PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at October 31, 2012 and April 30, 2012:

	October 31, 2012	April 30, 2012

Exploration expense	$18,075	$92,424
Legal retainer	-	15,000
Directors and officers liability insurance	10,452	26,130
Total	$28,527	$133,554

Exploration expense was prepaid at October 31, 2012 in order to satisfy certain deposit requirements by contractors for which corresponding work had not been completed by the balance sheet date.  Exploration expense at April 30, 2012 was prepaid in order to satisfy required expenditure obligations for the year ended January 15, 2012 for which the corresponding work could not be completed by that date.  The prepaid balance is being reduced as invoices are applied to ongoing drilling and exploration activities in the future which the Company expects to recognize as exploration expense during the remainder of its fiscal year ending April 30, 2013.

NOTE 4 – EQUIPMENT AND MINING INTERESTS

The following is a summary of the Company's equipment and mining interests at October 31, 2012 and April 30, 2012, respectively:

	October 31, 2012	April 30, 2012

Equipment	$28,992	$27,007
Less accumulated depreciation	(4,308)	(1,351)
Equipment, net of accumulated depreciation	24,684	25,656
Mining interests	311,999	300,999
Total	$336,683	$326,655

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

The Excalibur Agreement includes cash payments totaling $100,000 over five years and the issuance of 200,000 stock options based on “fair market price” over the same five-year period.  The Company has agreed to work commitments of $275,000 over five years.  Following the fifth anniversary, if commitments have been met, the Company shall receive a quitclaim for 100% interest in the property in consideration of a 3% Net Smelter Return.   The Excalibur Property Option Agreement was amended on January 30, 2012 revising the payment date of the final required expenditure to August 31, 2012 and thereafter amended on August 31, 2012 extending the payment date of the final expenditure to October 31, 2012 .  The Excalibur Property Option Agreement was subsequently amended on September 7, 2012, revising the payment date on the final required expenditure to October 31, 2013.  The schedule of remaining annual payments, minimum expenditures and number of stock options to be issued pursuant to the Excalibur Property agreement is as follows:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

The Company recognized prepaid expense of $18,075 at October 31, 2012 in order to satisfy certain deposit requirements by contractors for which corresponding working which had not been completed by the balance sheet date. This will be applied to cumulative expenditure requirements for the year ending January 15, 2013.

The schedule of remaining annual payments, minimum expenditures and number of stock options to be issued pursuant to the Longstreet Agreement is as follows:

	Required expenditure	Payment to optioner	Annual stock option obligation	Annual stock grant obligation

January 15, 2013	$350,000	$36,000	25,000	25,000
January 15, 2014	450,000	36,000	25,000	25,000
January 15, 2015	550,000	56,000	25,000	25,000
January 15, 2016	750,000	56,000	25,000	25,000
January 15, 2017	1,000,000	56,000	25,000	25,000
	$3,100,000	$240,000	125,000	125,000

The Jet Property

On July 7, 2010, the Company acquired, pursuant to the Jet Agreement, the right to earn a 100% mining interest in the Jet Property located in Nevada.  The Jet Agreement calls for the Company to invest a total of $110,000 (consisting of $40,000 in direct payments and $70,000 in expenditures towards development of the project) over the next seven years.  Under the Jet Agreement, MinQuest is also entitled to receive residual payments if and when the project enters into production. The Jet Property Option Agreement was amended on September 7, 2012 revising the payment date of the required expenditure to August 31, 2013 for one year only. The schedule of remaining annual payments and minimum expenditures pursuant to the Jet Agreement is as follows:

	Required expenditure	Payment to Optioner

July 7, 2013	$-	$5,000
August 31, 2013	20,000	-
July 7, 2014	10,000	5,000
July 7, 2015	10,000	5,000
July 7, 2016	10,000	5,000
July 7, 2017	10,000	5,000
Total	$60,000	$30,000

The following is a summary of capitalized mineral interests as of October 31, 2012 and April 30, 2012, respectively:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

	October 31, 2012	April 30, 2012
Longstreet Property	$120,499	$114,499
Excalibur Property	176,500	176,500
Jet Property	15,000	10,000
Total	$311,999	$300,999

NOTE 5– RELATED PARTY TRANSACTIONS

On October 1, 2008, the Company leased office space for $1,000 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company President.  On September 1, 2011, the Company moved its offices to Coeur d’Alene, Idaho and continues to lease space from Marlin at the rate of $1,500 per month.  The Company believes this office space and facilities are sufficient to meet its present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.  For the three months ended October 31, 2012 and 2011, $8,643 and $3,078, and for the six months ended October 31, 2012 and 2011, $17,227 and $7,466 was paid to this related entity inclusive of the Company’s pro-rata share of common expenses.

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

On or about October 31, 2012, the Company entered into a short term promissory note with the spouse of the Company’s Chairman of the Board, Lindsay Gorrill, in the amount of $30,000.  The note matures December 31, 2012 and bears interest at 6% per annum.

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

OCTOBER 31, 2012

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

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

NOTE 9 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted Average Exercise Price	Expiration Date

Outstanding at April 30, 2011	131,667	$1.75
Issued	9,000,000	0.15	February 17, 2013
Exercised	(1,350,000)	0.15
Expired	(91,667)	(1.20)
Outstanding at April 30, 2012	7,690,000	$0.16
Issued	833,334	0.75	June 18, 2014
Exercised	(1,711,541)	0.15
Expired	-	-
Outstanding at October 31, 2012	6,811,793	$0.24

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

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties:

	For the six months ended October 31, 2012		For the year ended April 30, 2012
	Shares	Price (a)	Shares	Price (a)

Beginning balance outstanding	275,000	$0.36	200,000	$0.28
Issued	-	-	75,000	0.56
Expired	-	-	-	-
Exercised	-	-	-	-
Ending balance outstanding	275,000	$0.36	275,000	$0.36

Future stock option obligations under the terms of property agreements detailed in Note 4 are as follows:

Fiscal year ending April 30,	Stock Options
2013	75,000
2014	25,000
2015	25,000
2016	25,000
2017	25,000
175,000

As per the agreement fully executed on October 3, 2012, in consideration for consulting and advisory services rendered, the Company is obligated to issue a total of 1,000 stock options based on 5 day variable weighted-average price (VWAP) at the end of each month of the associated consulting contract.  The consultant options vest on the first day of the following month of service and are

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

exercisable for a period of six months following the termination of the agreement.  The Company has estimated the fair value of these option grants using the Black-Scholes model for the three months and six months ended October 31, 2012, with the following range of assumptions:

Options issued	2,000
Weighted average volatility range	453.0% to 465.9%
Expected dividends	-
Expected term (years)	1.00
Risk-free rate	0.15% to 0.17%

The following is a summary of the Company’s options issued and outstanding associated with certain consulting agreements:

	October 31, 2012
	Shares	Price
Beginning balance outstanding	-	-
Issued	2,000	$0.45
Expired or forfeited	-	-
Exercised	-	-
Ending balance outstanding	2,000	$0.45

The fair value of the consultant options issued as of October 31, 2012 was $1,580.  Total charged against operations under the option grants for consulting services was $1,580 for the three and six months ended October 31, 2012.  These costs are classified under management and administrative expense.

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

The fair value of each option award was estimated on the date of the grant using the assumptions noted in the following table:

	May 30, 2011	March 22, 2012	June 18, 2012

Options issued	326,666	236,667	1,725,000
Weighted average volatility	276.1%	350.2%	302.2%
Expected dividends	-	-	-
Expected term (years)	3.1	3.1	3.1
Risk-free rate	3.07%	0.56%	0.41%

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	Six months ended October 31, 2012		Six months ended October 31, 2011
	Shares	Price (a)	Shares	Price (a)
Beginning balance outstanding (b)	530,000	$0.83	266,667	$1.80
Granted	1,725,000	0.30	326,667	$0.90
Expired or forfeited	-	-	(63,333)	($0.90)

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

Exercised	-	-	-	-
Ending balance outstanding	2,255,000	$0.42	530,000	$1.35

(a)

Weighted average exercise price per share.

(b)

The options were granted to employees, management and consultants by the Board of Directors and had vesting periods from immediate to three years.

The following table summarizes additional information about the Company's stock options outstanding as of October 31, 2012:

	Options Outstanding			Options Exercisable
Date of Grant	Shares	Price (a)	Life (b)	Shares	Price (a)

May 27, 2011	293,333	$0.90	8.83	220,000	$0.90
March 22, 2012	236,667	$0.78	9.65	78,905	$0.78
June 18, 2012	1,725,000	$0.30	9.89	862,500	$0.30
Total options	2,255,000			1,161,405

The total value of the stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of October 31, 2012, total unrecognized compensation cost related to stock-based options and awards is $466,732 and the related weighted average period over which it is expected to be recognized is approximately .80 years. There are 1,161,405 options vested under the Plan at October 31, 2012, and 1,093,595 unvested options as of the same date.

The average remaining contractual term of the options both outstanding and exercisable at October 31, 2012 was 9.47 years.  No options were exercised during the three months and six months ended October 31, 2012.

Total compensation charged against operations under the plan for employees and consultants was $159,084 and $23,198 for the three months ended October 31, 2012 and 2011, respectively and $352,469 and $90,062 for the six months then October 31, 2012 and 2011.  These costs are classified under management and administrative expense.

The aggregate intrinsic value of options exercisable at October 31, 2012, was $615,545 based on the Company's closing price of $0.53 per common share at October 31, 2012.  The Company's current policy is to issue new shares to satisfy option exercises.

The following is a summary of the Company’s stock options outstanding:

	Shares	Weighted Average Exercise Price	Expiration Date

Stock options issued in conjunction with mineral interest agreements	275,000	$0.36	April 11, 2019 through April 11, 2022
Stock options issued pursuant to 2011 Stock Option Plan	2,255,000	0.43	May 30, 2021 through June 18, 2022
Stock options issued in lieu of cash for services	2,000	0.45
Outstanding at October 31, 2012	2,532,000	$0.42

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

OCTOBER 31, 2012

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

On August 20, 2012, an individual exercised 50,000 share purchase warrants at $0.15 per share.

On August 22, 2012, common stock payable of $200,000 was paid through issuance of 666,667 shares of common stock at $0.30 per share which represented the conversion price of $0.30 per share and is included in "Common stock payable" on the Company's balance sheet at October 31, 2012.

On September 5, 2012, common stock payable of $5,816 was paid through issuance of 9,693 shares of common stock at $0.60 per share which approximated fair value of the shares at the date of issuance and is included in “Common stock payable” on the Company’s balance sheet at October 31, 2012.

On September 5, 2012, common stock payable of $45,000 was paid through issuance of 300,000 shares of common stock at $0.15 per share and is included in “Common stock payable” on the Company’s balance sheet at October 31, 2012.

On October 12, 2012, individuals exercised 120,000 share purchase warrants at $0.15 per share.

On October 29, 2012, an individual exercised 261,543 share purchase warrants at $0.15 per share.

On October 31, 2012, individuals exercised 166,667 share purchase warrants at $0.15 per share

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

The Company has completed an initial exploration program on the Excalibur Property, which included Geological Mapping, Rock Sampling and Assaying.  Based on this analysis the Company has decided to move forward with the permitting of this property and associated drilling program.  The permitting was completed in June 2010 and the drilling program commenced the week of June 20th, 2010.  The Company anticipates additional drilling and exploration of the Excalibur Property to commence in late October 2012.

Star Gold Corp. currently leases with an option to acquire 60 unpatented mining claims (covering approximately 490 Hectares) located in the State of Nevada and known as the Longstreet Property. The Company recently completed a drilling program of 16 test holes and expects to commence additional core drilling of the Main target site in April/May 2012.

On July 7th, 2010, Star Gold Corp. entered into a Property Option agreement whereby it may earn a 100% mineral interest in a Property located in the State of Nevada (approximately 300 kilometers northwest of Las Vegas) known as the Jet Property.

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

Employees

The Company has one employee other than its executive officers and directors as of the date of this Quarterly Report on Form 10-Q.  Star Gold Corp. conducts business largely through agreements with consultants and arms length persons.

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

PLAN OF OPERATION

The Company maintains a corporate office in Coeur d'Alene, Idaho.  This is the primary administrative office for the company and is utilized by Company Chairman Lindsay Gorrill and Chief Financial Officer Kelly Stopher.

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

The Company's plan of operations for the next twelve months, subject to funding, and the availability of contractors, is as follows:

•

Continue the advanced exploration and pre-development program for the Longstreet Project.  This work may include the following:

•

Complete up to 10,000 feet of Reverse Circulation (RC) drilling at Main and up to 5,000 feet of RC drilling at North to expand the area of defined  mineralization.

•

Initiate metallurgical studies to further determine the leachability of the gold/silver mineralization.

•

Continue to work with potential joint venture or capital partners to advance the project into the next phase of exploration and pre-production goals.

Primary focus of 2013 exploration activities at Longstreet will be to enlarge the known and defined mineralization in the Main Zone, and attempt to create a defined mineralized zone at the North target. Column leach metallurgical testing will also be conducted during the year with an emphasis on determining the leachability of coarsely crushed material.  If funding is available, a third target, Cyprus Ridge, will be tested with a small core drilling program.

A major exploration program is proposed for Longstreet in 2013. The program would consist of up to 10,000 feet of Reverse Circulation (RC) drilling at Main and up to 5,000 feet of RC drilling at North.  The proposed budget for the drilling is approximately $600,000. An additional $50,000 is budgeted for metallurgical testing.

Drilling Highlights – Main

Highlights of the drilling results can be found on the Star Gold website at www.stargoldcorp.com/news/CompletedDrillatMainIntervals2012Drilling.pdf.  The plan map can be found at www.stargoldcorp.com/news/map.pdf.

2012 drilling began in May and consisted of 23 RC and 4 core holes totaling 11,535 feet. Three of the RC holes were drilled at the North target and one was drilled into the Opal Ridge target.

All drilling samples were collected in five foot intervals, logged and securely shipped to ALS Chemex Labs, Inc. in Reno, Nevada to be analyzed, by fire assay, for gold and silver. A second sample split is kept on site for possible further.

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

At October 31, 2012, the Company had $27,120 cash on hand, and working capital deficit of $157,396. As such, the Company will require substantial additional financing in the near future in order to meet current obligations and to continue our operations.  Currently, Star Gold Corp. does not have any financing arrangements in place and there are no assurances that it will be able to obtain sufficient financing on terms acceptable to the Company, if at all.

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

SUMMARY OF OPERATIONS	Three months ended October 31,		Six months ended October 31,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Mineral exploration and consultant expenses	493,528	56,252	658,975	102,059
Legal and professional fees	41,103	53,898	94,565	78,086
Management and administrative	287,666	48,578	580,203	140,916
Depreciation	1,591	-	2,958	-
Directors fees	3,000	-	3,000	-
Other expense (income)	8,122	2,782	128,057	4,581
TOTAL EXPENSES	835,010	161,510	1,467,758	325,642

NET INCOME (LOSS)	$(835,010)	$(161,510)	$(1,467,758)	$(325,642)

Total expenses for the three months ended October 31, 2012 of $835,010 increased $673,500 over total expenses of $161,510 for the comparable period ended October 31, 2011.  The increase in total expense is primarily a result of stock option expense of $160,664 and management fees and payroll of $85,509 recognized during the period.  Exploration and consulting expense for the three months ended October 31, 2012 was $493,528, an increase of $437,276 over the three months ended October 31, 2011 expense of $56,252.  The Company undertook a drilling program on the Longstreet property which culminated in late October, 2012.

SUMMARY OF MANAGEMENT AND	Three months ended October 31,		Six months ended October 31,
ADMINISTRATIVE EXPENSES	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Auto and travel	$21,782	$9,924	$27,955	$16,324
General administrative and insurance	9,210	269	17,049	269
Management fees and payroll	85,509	7,500	159,209	21,000
Office and computer expense	1,994	4,275	5,310	6,330
Rent and lease expense	7,500	3,000	15,395	5,982
Stock option expense	160,664	23,198	354,049	90,061
Telephone and utilities	1,007	412	1,236	950
TOTAL MANAGEMENT AND ADMINISTRATIVE EXPENSES	$287,666	$48,578	$580,203	$140,916

Management and administrative expenses for the three months ended October 31, 2012 increased $239,088 to $287,666 compared to 2011 expense of $48,578, of which $137,466 of the increase is associated with stock option expense. General administrative and insurance expense increased $8,941 as a result of the Company acquiring director’s liability, errors and omissions coverage.  Management fees and payroll increased $78,009 for the three months ended October 31, 2012 as the Company entered into Executive Compensation agreements with its Chairman, President and Chief Financial Officer.    The Company expects an increase in management and consulting fees through the end of the fiscal year ending April 30, 2013 related to planning and execution of the next phase of the Longstreet drilling program.

Certain Board members are also compensated on a per diem consulting rate to verify and assess technical information provided by outside consultants.

SUMMARY OF LEGAL AND PROFESSIONAL FEES	Three months ended October 31,		Six months ended October 31,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Audit and accounting	$14,551	$4,469	$30,143	$19,545
Legal and professional fees	15,580	15,095	46,536	16,325
Public company expense	1,240	285	6,815	672
Investor relations	9,732	34,049	11,071	41,544
TOTAL LEGAL AND PROFESSIONAL FEES	$41,103	$53,898	$94,565	$78,086

Legal and professional fees decreased $12,795 to $41,103 for the three months ended October 31, 2012 from $53,898 for the three months ended October 31, 2011.  The decrease is a result of reducing investor relations expense for the quarter.

Investor relations expense has decreased $24,317 to $9,732 for the three months ended October 31, 2012, compared to $34,049 for the three months ended October 31, 2011.  Management engaged an investor relations firm during the quarter ended October 31, 2012 and for the foreseeable future thereafter to help improve liquidity and market awareness.

Management expects an increase in legal and professional fees during the second half of the fiscal year.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	October 31, 2012	April 30, 2012
	(unaudited)	(audited)
Working capital (deficit)	$(187,396)	$309,642
Total assets	413,930	707,749
Accumulated deficit	(5,518,186)	(4,050,428)
Stockholder equity (deficit)	170,887	(358,629)

WORKING CAPITAL	October 31, 2012	April 30, 2012
	(unaudited)	(audited)
Current assets	$55,647	$359,494
Current liabilities	(243,043)	(49,852)
Working capital (deficit)	$(187,396)	$309,642

CASH FLOWS	Six Months Ended October 31, 2012	Six Months Ended October 31, 2011
	(unaudited)	(unaudited)
Cash flow from (used in) operating activities	$(722,568)	$(289,482)
Cash flow from (used in ) investing activities	536,734	379,451
Cash flow from (used in) financing activities	(12,986)	(26,600)
Net increase (decrease) in cash during period	$(198,820)	$63,369

The Company decreased total assets to $413,930 at October 31, 2012 compared to $707,749 at April 30, 2012, primarily as a result of expenditures related to exploration activities on the Longstreet Property.  Mining Interests (Note 4) increased from $300,999 to $311,999. Prepaid expenses decreased to from $133,554 to $28,527 due to deposits required on exploration activities at the Longstreet Property being utilized for exploration activities at Longstreet.

At October 31, 2012, the Company had a working capital deficit of $187,396 primarily as a result of a reduction in $74,349 in prepaid drilling expense.

The Company utilized $12,986 in cash from Investing Activities on certain annual lease payments on capitalized mineral assets at its Longstreet, Jet and Excalibur projects for the three months ended October 31, 2012 per the terms of Property Option Agreement described in Note 3 of the Financial Statements.  The Company is in compliance with all obligations of the Property Option Agreements.

As of October 31, 2012, the Company had cash of $27,120.  Since inception, the sources of the Company’s financing have been through offerings of its equity securities and through debt financing. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended October 31, 2012.

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

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

As disclosed in Notes 6 and 11 to the Company's financial statements for the three months and six months ended October 31, 2012 in this Form 10Q, the Company exercised its option to convert certain convertible debentures to common shares of the Company's stock.  The Company previously disclosed the issuance of the convertible debentures on separate Form 8-K's filed on February 15, 2012, and June 19, 2012.

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

STAR GOLD CORP.

Date:	December 14, 2012	By:	/s/ David Segelov
President
(Principal Executive Officer )

Date:	December 14, 2012		/s/Kelly J. Stopher
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)