Form 10-Q/A
period 2012-10-31
Star Gold Corp.
filed 2013-01-22
CIK 1401835

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

Purpose of this Amendment

The Company is filing this Amendment NO. 1 to its Quarterly Report on Form 10Q, originally filed December 17, 2012, solely for the purpose of correcting the interactive data provided in Exhibit 101.  The original filing contained interactive data for a prior reporting period.  No other information contained in the original filing is being amended.

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

STAR GOLD CORP.

Date:	January 16, 2013	By:	/s/ David Segelov
President
(Principal Executive Officer )

Date:	January 16, 2013		/s/Kelly J. Stopher
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)