Form 10-Q
period 2013-01-31
Star Gold Corp.
filed 2013-03-18
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2013

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

As of March 15, 2013 there were 26,449,821 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT JANUARY 31, 2013 AND APRIL 30, 2012

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED

        JANUARY 31, 2013 AND 2012, AND FOR THE PERIOD FROM DECEMBER 8, 2006           (INCEPTION) TO JANUARY 31, 2013

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2013 AND

      2012, AND FOR THE PERIOD FROM DECEMBER 8, 2006 (INCEPTION) TO JANUARY 31, 2013

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEETS (UNAUDITED)

	January 31, 2013	April 30, 2012
ASSETS

CURRENT ASSETS:
Cash	$60,887	$225,940
Prepaid expenses (Note 3)	2,613	133,554
TOTAL CURRENT ASSETS	63,500	359,494

EQUIPMENT AND MINING INTERESTS, net (Note 4)	386,204	326,655

RESTRICTED CASH	21,600	21,600

TOTAL ASSETS	$471,304	$707,749

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$39,896	$40,352
Other accrued expenses	35,378	9,500

TOTAL CURRENT LIABILITIES	75,274	49,852

LONG TERM LIABILITIES:
Common stock payable (Note 7)	8,750	1,016,526

TOTAL LIABILITIES	84,024	1,066,378

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized,
24,675,770 and 12,018,333 shares issued and outstanding respectively (Note 11)	24,676	12,018
Additional paid-in capital	6,237,419	3,679,781
Accumulated deficit during exploration stage	(5,874,815)	(4,050,428)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	387,280	(358,629)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$471,304	$707,749

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

					For the period from December 6, 2008 (inception) to January 31, 2013
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Mineral exploration expenses	110,379	127,128	771,351	229,187	1,313,923
Legal and professional fees	38,728	79,488	141,293	157,574	491,909
Management and administrative	205,846	67,042	784,052	207,958	1,496,728
Depreciation	1,479	-	4,436	-	5,786
Directors fees	-	3,000	3,000	3,000	12,200
TOTAL OPERATING EXPENSES	356,432	(276,658)	1,704,132	597,719	(3,320,546)

LOSS FROM OPERATIONS	(356,432)	(276,658)	(1,704,132)	(597,719)	(3,320,546)

OTHER INCOME (EXPENSE):
Loss on extinguishment of debt	-	-	-		(1,639,575)
Amortization of debt discount	-	-	(119,821)		(874,421)
Financing expense	-	-	-		(13,100)
Interest expense	(197)	(4,377)	(434)	(8,958)	(27,173)

OTHER INCOME (EXPENSE)	(197)	(4,377)	(120,255)	(8,958)	(2,554,269)

NET LOSS BEFORE INCOME TAXES	(356,629)	(281,035)	(1,824,387)	(606,677)	(5,874,815)

INCOME TAX BENEFIT	-	-	-	-	-

NET LOSS	$(356,629)	$(281,035)	$(1,824,387)	$(606,677)	$(5,874,815)

Net loss per share–basic and diluted	$(0.01)	$(0.03)	$(0.08)	$(0.06)

Basic and diluted weighted average number of shares outstanding	23,886,917	10,592,790	22,513,966	10,534,638

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended January 31, 2013	For the Nine Months Ended January 31, 2012	For the period from December 8, 2006 (inception) to January 31, 2013

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,824,387)	$(606,677)	$(5,874,815)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued in lieu of cash for interest	146	-	146
Common stock issued in consideration of services	8,750	45,000	81,500
Stock based compensation	548,224	126,904	808,350
Amortization of debt discounts	119,821	-	874,421
Loss on extinguishment of debt	-	-	1,639,575
Depreciation	4,436	-	5,786
Changes in assets and liabilities:
Prepaid expenses	130,941	(199,329)	(2,613)
Accounts payable	(456)	107,837	59,995
Other accrued expenses	25,878	-	72,355
Net cash used by operating activities	(986,647)	(526,265)	(2,335,300)

CASH FLOW FROM INVESTING ACTIVITIES
Payments related to mining interests	(41,000)	(28,750)	(217,000)
Purchase of equipment	(1,986)	-	(28,993)
Restricted cash as collateral for exploration bonds	-	(21,600)	(21,600)
Net cash used by investing activities	(42,986)	(50,350)	(267,593)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	357,846	-	959,346
Proceeds exercise of warrants	256,734	-	589,234
Proceeds from convertible debentures	250,000	599,582	969,600
Proceeds from short-term notes, related party	30,000	105,400	175,600
Payments on short-term notes, related party	(30,000)		30,000
Net cash provided by financing activities	864,580	704,982	2,663,780

Net increase (decrease) in cash	(165,053)	128,637	60,887

CASH AT BEGINNING OF PERIOD	225,940	12,220	-

CASH AT END OF PERIOD	$60,887	$140,587	$60,887

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Options issued for mining interests	$10,500	$4,500	$111,249
Common stock issued for mining interests	10,500	-	34,750
Short term notes, related party converted to debentures	-	-	145,400
Common stock issued for common stock payable	1,010,710	-	1,010,710
Accrued interest paid with common stock payable	5,816	-	22,276
Executive compensation paid with common stock	-	92,000	92,000
Debentures converted to common stock payable	250,000	-	1,150,000
Warrants issued with debentures	119,821	-	119,821

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2013

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the "Company") was initially incorporated as Elan Development, Inc., in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada but the Company is currently focusing on Gold properties in Nevada.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $5,874,815 and net loss of $1,824,387 for the nine months ended January 31, 2013, and as of that date the Company's current liabilities exceeded its current assets by $11,774. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its debt and/or equity securities. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months and nine months ended January 31, 2013, are not necessarily indicative of the results that may be expected for the full year ending April 30, 2013.

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

JANUARY 31, 2013

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

The dilutive effect of convertible and outstanding securities as of January 31, 2013 and 2012, would be as follows:

	2013	2012

Stock options	2,560,000	518,333
Warrants	7,666,407	131,667
Total possible dilution	10,226,407	650,000

At January 31, 2013 and 2012, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made to the 2012 financial statements in order to conform to the 2013 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as restated.

NOTE 3 – PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at January 31, 2013 and April 30, 2012:

	January 31, 2013	April 30, 2012

Exploration expense	$-	$92,424
Legal retainer	-	15,000
Directors and officers liability insurance	2,613	26,130

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2013

Total	$2,613	$133,554

Exploration expense at April 30, 2012 was prepaid in order to satisfy required expenditure obligations for the year ended January 15, 2012 for which the corresponding work could not be completed by that date.  The prepaid balance was reduced as invoices were applied to ongoing drilling and exploration activities which the Company recognized as exploration expense during the remainder of its fiscal year ending April 30, 2013.

NOTE 4 – EQUIPMENT AND MINING INTERESTS

The following is a summary of the Company's equipment and mining interests at January 31, 2013 and April 30, 2012, respectively:

	January 31, 2013	April 30, 2012

Equipment	$28,992	$27,007
Less accumulated depreciation	(5,787)	(1,351)
Equipment, net of accumulated depreciation	23,205	25,656
Mining interests	362,999	300,999
Total	$386,204	$326,655

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

The Company has completed an initial exploration program on the Excalibur Property, which included geological mapping, rock sampling and assaying. Based on this analysis the Company decided to move forward with the exploration of this property and drilling program.  The permitting was completed in June 2010 and the drilling program originally commenced the week of June 20, 2010.

The Excalibur Agreement requires cash payments, from the Company to MinQuest, totaling $100,000 over five (5) years and the issuance, to MinQuest, of 200,000 stock options based on “fair market price” over the same five-year period.  The Company also agreed to make work commitments, on the Property, of $275,000 over the same 5 year period.  Following the fifth anniversary, if the Company has made all cash payments, issued all required options and all of the required work commitments have been met, the Company shall receive, from MinQuest, a quitclaim for 100% interest in the Property with MinQuest reserving a 3% Net Smelter Return.   The Excalibur Property Option Agreement was amended on January 30, 2012 revising the payment date of the final required expenditure to August 31, 2012 and thereafter amended on August 31, 2012 extending the payment date of the final expenditure to January 31, 2013.  The Excalibur Property Option Agreement was subsequently amended on September 7, 2012, revising the payment date on the final required expenditure to October 31, 2013.  The schedule of remaining annual payments, minimum expenditures and number of stock options to be issued pursuant to the Excalibur Property agreement is as follows:

	Required expenditure	Payment to optioner	Annual stock option obligation

October 31, 2013	$100,000	20,000	50,000
Total	$100,000	$20,000	50,000

The Longstreet Property

On January 15, 2010, the Company signed an option agreement (the “Longstreet Agreement”) for the Sole Exclusive Rights to lease and obtain the option to acquire 60 unpatented mining claims totaling approximately 490 hectares known as the “Longstreet Property.”

The terms of the Longstreet Agreement included an initial cash payment, MinQuest, of $20,000, issuance, to MinQuest, of 25,000 common shares and 25,000 stock options based on “fair market price.”  The Longstreet Agreement terms also include cash payments, to MinQuest, totaling $250,000 payable over seven (7) years and the issuance of 175,000 common shares and 175,000 stock options based on “fair market price” over the same 7year period.  The Company also agreed to make work commitments totaling  $3,550,000

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2013

over the same 7 year period.  Following the seventh anniversary of the agreement, if all terms have been met, the Company shall receive a quitclaim deed for a 100% interest in the property with MinQuest retaining a 3% Net Smelter Return.

The schedule of remaining annual payments, minimum expenditures and number of stock options to be issued pursuant to the Longstreet Agreement is as follows:

	Required expenditure	Payment to optioner	Annual stock option obligation	Annual stock grant obligation

January 15, 2014	450,000	36,000	25,000	25,000
January 15, 2015	550,000	56,000	25,000	25,000
January 15, 2016	750,000	56,000	25,000	25,000
January 15, 2017	1,000,000	56,000	25,000	25,000
	$2,750,000	$204,000	100,000	100,000

The Jet Property

On July 7, 2010, the Company acquired, pursuant to the Jet Agreement, the right to earn a 100% mining interest in the Jet Property located in Nevada.  The Jet Agreement calls for the Company to invest a total of $110,000 (consisting of $40,000 in direct payments and $70,000 in expenditures towards development of the project) over the  seven year period commencing with the execution of the agreement.  Under the Jet Agreement, MinQuest is also entitled to receive residual payments if and when the project enters into production. The Jet Property Option Agreement was amended on September 7, 2012 revising the payment date of the required 2013 expenditure from July 7, 2013 to August 31, 2013; the extension was granted only for the 2013 payment. The schedule of remaining annual payments and minimum expenditures pursuant to the Jet Agreement is as follows:

	Required expenditure	Payment to Optioner

July 7, 2013	$-	$5,000
August 31, 2013	20,000	-
July 7, 2014	10,000	5,000
July 7, 2015	10,000	5,000
July 7, 2016	10,000	5,000
July 7, 2017	10,000	5,000
Total	$60,000	$25,000

The following is a summary of capitalized mineral interests as of January 31, 2013 and April 30, 2012, respectively:

	January 31, 2013	April 30, 2012
Longstreet Property	$171,499	$114,499
Excalibur Property	176,500	176,500
Jet Property	15,000	10,000
Total	$362,999	$300,999

NOTE 5– RELATED PARTY TRANSACTIONS

On October 1, 2008, the Company leased office space for $1,000 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s then President and current Chairman of the Board (Lindsay Gorrill).  On September 1, 2011, the Company moved its offices from Post Falls, Idaho to Coeur d’Alene, Idaho and continues to lease space from Marlin at the rate of $2,500 per month.  The Company believes this office space and facilities are sufficient to meet its present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.  For the three months ended January 31, 2013 and 2012, $8,898 and $6,033 and for the nine months ended January 31, 2013 and 2012, $26,216 and $13,499 was paid to this related entity inclusive of the Company’s pro-rata share of common expenses.

During the years ended April 30, 2012 and 2011, the Company entered into a series of short term promissory notes, with the spouse of the Company’s then President, and current Chairman of the Board (Lindsay Gorrill), in the amount of $145,400.  The notes matured October 1, November 1, December 1, 2011 and January 1, 2012 respectively, and bore interest at 12% per annum and were subsequently been extended at the payor's option for an additional six (6) months each.  Accrued interest of $5,816 was paid through

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2013

issuance of 9,693 shares of common stock at $0.60 per share which approximated fair value of the shares at the date of issuance and is included in “Common stock payable” on the Company’s balance sheet at April 30, 2012.

On or about February 17, 2012, the balance of the short term promissory notes were subsequently transformed into convertible debentures as discussed in Note 6.

On or about October 31, 2012, the Company entered into a short term promissory note with the spouse of the Company’s Chairman of the Board (Lindsay Gorrill) in the amount of $30,000.  The note matured December 31, 2012 and bore interest at 6% per annum.  On or about December 14, 2012, the balance of the note was paid in full.

NOTE 6 - CONVERTIBLE DEBENTURES

On or about February 17, 2012, the Company issued $900,000 in five percent (5%) convertible debentures which were due one (1) year after their original issue date and were convertible into a total of 9,000,000 shares of the Company’s common stock at the conversion price of $.10 per share.  In connection with the issuance the Company issued common stock purchase warrants convertible into a total of 9,000,000 shares of the Company’s common stock at the exercise price of $.15 per share.  The warrants were scheduled to expire one (1) year from their original issue date; the exercise expiration date was subsequently extended as set forth in Note 12 below.

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

$145,400 of related-party short term promissory notes (see Note 5) were converted into the debentures. The Company has considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the  conversion of the related-party short term promissory notes and concluded that it constitutes a substantial modification and therefore should be accounted for as an extinguishment of debt.  During the year ended April 30, 2012, the Company recognized a loss on extinguishment of the short term promissory notes of $1,639,575 representing the difference between the fair value of the debt and warrants and the carrying value of the original notes.

As per Note 7, on April 30, 2012, the Company elected to convert all of the outstanding debentures issued on February 17 2012, into common shares pursuant to the terms of the debentures.  Therefore, all remaining debt discount was recognized as an expense as of that date.

On June 18, 2012, the Company closed on a private placement of its securities.  The placement consisted of issuing two hundred fifty thousand dollars ($250,000) in five percent (5%) convertible debentures.  The debentures were due one (1) year from their original issue date and were convertible into a total of 833,333 shares of the Company’s common stock, at the conversion price of $.30 per share, at any time before maturity, solely at the option of the Company.  The placement also included the issuance of warrants to the debenture holders, giving the holders thereof the ability to purchase, at the exercise price of $.75 per share, one (1) share of common stock of the Company for each share of Company’s common stock issuable to the holder upon conversion of the debentures issued in conjunction with the warrants.  The warrants expire two (2) years from their original issue date.

Management recognized a debt discount of $119,821 representing the relative fair value of the detachable warrants, to be amortized over the term of the associated debt.  Management determined the fair value of the detachable warrants using a Black-Scholes pricing model with the following inputs:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2013

Stock price	$0.30
Exercise price	$0.75
Expected life	2 years
Weighted average volatility	275.0%
Risk-free rate	1.00%

On June 18, 2012, the Company elected to convert all the debentures into common shares pursuant to the terms of the debentures.  Therefore, all remaining debt discount was recognized as an expense as of that date.

NOTE 7 - COMMON STOCK PAYABLE

On January 28, 2013, the Company accrued $8,750 in common stock payables for services provided in consideration of technology consulting and website design.

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

NOTE 9 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted Average Exercise Price		Expiration Date

Outstanding at April 30, 2011	131,667	$1.75
Issued	9,000,000	0.15		February 17, 2013
Exercised	(1,350,000)	0.15
Expired	(91,667)	(1.20)
Outstanding at April 30, 2012	7,690,000	$0.16
Issued – June 18, 2012	833,334	0.75		June 18, 2014
Issued – January 18, 2013	894,614	0.60	(a)	January 18, 2015
Exercised	(1,711,541)	0.15
Expired	(40,000)	(3.00)
Outstanding at January 31, 2013	7,666,407	$0.27

(a)

Exercise price is $0.60 per share during the first year and $0.80 during the second year.

NOTE 10 - STOCK OPTIONS

In consideration for mining interests on several properties (see Note 4), the Company is obligated to issue a total of 350,000 stock options based on "fair market price" which is considered to be the closing price of the Company's common stock on the grant dates.

The Company has estimated the fair value of these option grants using the Black-Scholes model for the three months and nine months ended January 31, 2013, and for the year ended April 30, 2012, with the following information and range of assumptions:

	January 31, 2013	April 30, 2012
Options issued	25,000	75,000

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2013

Weighted average volatility	326.4%	373.8%
Expected dividends	-	-
Expected term (years)	10.00	3.00
Risk-free rate	1.86%	2.5%

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties:

	For the nine months ended January 31, 2013		For the year ended April 30, 2012
	Shares	Price (a)	Shares	Price (a)

Beginning balance outstanding	275,000	$0.36	200,000	$0.28
Issued	25,000	0.42	75,000	0.56
Expired	-	-	-	-
Exercised	-	-	-	-
Ending balance outstanding	300,000	$0.37	275,000	$0.36

(a)

Weighted average exercise price per share.

Future stock option obligations under the terms of property agreements detailed in Note 4 are as follows:

Fiscal year ending April 30,	Stock Options
2013	50,000
2014	25,000
2015	25,000
2016	25,000
2017	25,000
150,000

As per an agreement fully executed on October 3, 2012, in consideration for consulting and advisory services rendered, the Company is obligated to issue a total of 1,000 stock options based on 5 day variable weighted-average price (VWAP) at the end of each month of the associated consulting contract.  The consultant options vest on the first day of the following month of service and are exercisable for a period of six months following the termination of the agreement.  The Company has estimated the fair value of these option grants using the Black-Scholes model for the three (3) months and nine months ended January 31, 2013, with the following information and range of assumptions:

Options issued	5,000
Weighted average volatility range	453.0% to 473.9%
Expected dividends	-
Expected term (years)	1.00
Risk-free rate	0.14% to 0.18%

The following is a summary of the Company’s options issued and outstanding associated with certain consulting agreements:

	January 31, 2013
	Shares	Price (a)
Beginning balance outstanding	-	-
Issued	5,000	$0.47
Expired or forfeited	-	-
Exercised	-	-
Ending balance outstanding	5,000	$0.47

(a)

Weighted average exercise price per share.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2013

The fair value of the consultant options issued as of January 31, 2013 was $2,350.  Total charged against operations under the option grants for consulting services was $792 and $2,372 for the three and nine months ended January 31, 2013.  These costs are classified under management and administrative expense.

The Company established the 2011 Stock Option/Restricted Stock Plan.  The Stock Option Plan is administered by the Board of Directors and provides for the grant of stock options to eligible individual including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

On May 30, 2011 the Board of Directors authorized the grant of 326,667 options to purchase shares of common stock of the Company to various directors, officers and advisors.  On March 22, 2012, the Board of Directors authorized the grant of 236,667 options to purchase shares of the Company to various directors, officers and advisors.

On June 18, 2012 the Board of Directors authorized the grant of 1,725,000 options to purchase shares of common stock of the Company to various directors, officers and advisors.  The options have a strike price of $0.30 based on the closing price of the Company's common stock on the date of grant and vest over one year.

The fair value of each option award was estimated on the date of the grant using the information and assumptions noted in the following table:

	May 30, 2011	March 22, 2012	June 18, 2012

Options issued	326,666	236,667	1,725,000
Weighted average volatility	276.1%	350.2%	302.2%
Expected dividends	-	-	-
Expected term (years)	3.1	3.1	3.1
Risk-free rate	3.07%	0.56%	0.41%

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	Nine months ended January 31, 2013		Year ended April 30, 2012
	Shares	Price (a)	Shares	Price (a)
Beginning balance outstanding (b)	530,000	$0.83	266,667	$1.80
Granted	1,725,000	0.30	563,333	$0.84
Forfeited or rescinded	-	-	(300,000)	($0.90)
Exercised	-	-	-	-
Ending balance outstanding	2,255,000	$0.42	530,000	$0.83

(a)

Weighted average exercise price per share.

(b)

The options were granted to employees, management and advisors by the Board of Directors and had vesting periods from immediate to three years.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of January 31, 2013:

	Options Outstanding			Options Exercisable
Date of Grant	Shares	Price (a)	Life (b)	Shares	Price (a)

May 27, 2011	293,333	$0.90	8.74	293,333	$0.90
March 22, 2012	236,667	$0.78	9.14	78,905	$0.78
June 18, 2012	1,725,000	$0.30	9.38	1,293,750	$0.30
Total options	2,255,000		9.27	1,665,988

The total value of the stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of January 31, 2013, total unrecognized compensation cost related to stock-based options and awards is $251,184 and the related

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2013

weighted average period over which it is expected to be recognized is approximately .65 years. There are 1,665,988 options vested under the Plan at January 31, 2013, and 589,012 unvested options as of the same date.

The average remaining contractual term of the options both outstanding and exercisable at January 31, 2013 was 9.27 years.  No options were exercised during the three months and nine months ended January 31, 2013.

Total compensation charged against operations under the plan for employees and advisors was $193,385 and $36,843 for the three months ended January 31, 2013 and 2012, respectively, and $545,854 and $126,904 for the nine months ended January 31, 2013 and 2012.  These costs are classified under management and administrative expense.

The aggregate intrinsic value of options exercisable at January 31, 2013, was $281,913 based on the Company's closing price of $0.49 per common share at January 31, 2013.  The Company's current policy is to issue new shares to satisfy option exercises.

The following is a summary of the Company’s stock options outstanding:

	Shares	Weighted Average Exercise Price	Expiration Date

Stock options issued in conjunction with mineral interest agreements	300,000	$0.37	April 11, 2019 through Jan 15, 2023
Stock options issued pursuant to 2011 Stock Option Plan	2,255,000	0.42	May 30, 2021 through June 18, 2022
Stock options issued in lieu of cash for services	5,000	0.47	Oct 1, 2013 through January 1, 2014
Outstanding at January 31, 2013	2,560,000	$0.42

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

On May 10, 2012, the Company issued 9,000,000 shares of common stock to various debenture holders in satisfaction of common stock payable at April 30, 2012.  The Company also issued 27,434 shares of common stock for accrued interest.

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

On June 18, 2012, an individual exercised 333,333 common stock purchase warrants at $0.15 per share.

On July 27, 2012, the Company issued 166,667 shares of common stock upon the conversion of $50,000 in convertible debt. These shares were valued at $0.30 per share or $50,000 representing the conversion price per share at date of conversion.

On August 20, 2012, an individual exercised 50,000 share purchase warrants at $0.15 per share.

On August 22, 2012, convertible debt of $200,000 was paid through issuance of 666,667 shares of common stock at $0.30 per share which represented the conversion price of $0.30 per share.

On September 5, 2012, interest payable of $5,816 was paid through issuance of 9,693 shares of common stock at $0.60 per share which approximated fair value of the shares at the date of issuance.

On September 5, 2012, an individual exercised warrants 300,000 share purchase warrants at $0.15 per share.

On October 12, 2012, individuals exercised 120,000 share purchase warrants at $0.15 per share.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2013

On October 29, 2012, an individual exercised 261,543 share purchase warrants at $0.15 per share.

On October 31, 2013, individuals exercised 166,667 share purchase warrants at $0.15 per share.

On January 14, 2013, the Company issued 25,000 of its common stock pursuant to the Longstreet Property Agreement.  The shares were value at $0.42 per share or $10,500 as of the date of the agreement based on the current market price of the Company’s common stock.

On January 18, 2013, the Company completed a private placement to issue 894,614 shares of its common stock and 894,614 share purchase warrants at a price of $0.40 per unit.  Each unit is comprised of one common share and one share purchase warrant.  The term of the warrant is for two years, and may be exercised at $0.60 during the first year and $0.80 during the second year.

NOTE 12 – SUBSEQUENT EVENTS

On or about February 15, 2013, warrant holders exercised 1,729,051 share purchase warrants at $0.15 per share or $184,358.

In February, 2012, the Company closed a private placement in which it issued $900,000 in 5% convertible debentures, and warrants to purchase common stock of the Company at the price of $.15 per share.  As of February 17, 2013, some of those warrants were still outstanding and were scheduled to expire on February 17, 2013.  On February 17, 2013, the Board of Directors voted to extend the expiration date, for all remaining outstanding warrants issued as part of the February 2012 offering, until April 30, 2013.  All other terms of the warrants remain the same.

On February 22, 2013, the Company issued 20,000 shares of common stock in consideration for investor relations and consulting services at $0.35 per share or $7,000 which approximated the fair value of the shares at the date of issuance.

On March 14, 2013, common stock payable of $8,750 was paid through issuance of 25,000 share of common stock at $0.35 per share which approximated fair value of the shares at the date of the agreement and is included in “Common stock payable” on the Company’s balance sheet at January 31, 2013.

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

The Company has completed an initial exploration program on the Excalibur Property, which included Geological Mapping, Rock Sampling and Assaying.  Based on this analysis the Company has decided to move forward with the permitting of this property and associated drilling program.  The permitting was completed in June 2010 and the drilling program originally commenced the week of June 20th, 2010.  The Company conducted additional drilling and exploration of the Excalibur Property which commenced in late October 2012.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 611 E. Sherman Avenue, Coeur d'Alene, ID 83814.  The telephone number is (208) 664-5066.  In September the Company relocated its offices, from Post Falls, Idaho, but continues to rent office space, under the same terms that governed the lease of its previous office space, from Marlin Property Management, LLC (“Marlin”) which is a single member limited liability company owned by the spouse of Lindsay Gorrill; the Company’s Chairman of the Board.  This office space consists of approximately 400 square feet, and beginning on January 1, 2012 Marlin will supply this office space to the Company at a monthly rental rate of $2,500.  Star Gold Corp. does not currently own any physical or real property.

Employees

The Company has one employee other than its executive officers and directors as of the date of this Quarterly Report on Form 10-Q.   Star Gold Corp. conducts business largely through agreements with consultants and arm’s length persons.

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

The Company's plan of operations for the next twelve months, subject to funding, and the availability of contractors, is as follows:

•

Continue the advanced exploration and pre-development program for the Longstreet Project.  This work may include the following:

Phase One:

A program of induced polarization survey, trenching, and in-fill diamond drilling to better outline the zones of known Au-Ag mineralization at the Main Zone target area.  This would consist of approximately 1,110 meters (3,640 feet) of diamond-drilling in 17 drill holes.  The objective of this work is to fill-in areas where historic drill holes had stopped in mineralization and extend the Au-Ag mineralization at depth.

The preliminary budget for a Phase One program in 2013 is as follows:

Item	Amount ($)	Remarks
Geophysical (IP-Resistivity) survey: 8 line-m at $5,000/km	$40,000	Survey over the Main Zone and Opal Ridge, across to North Zone.
Diamond drilling: 1,110 m at $200/m	222,000	Infill drilling at Main Zone and extension of known targets; testing 30 m to 125 m below surface.
Mob & demob for drilling program	10,000
Assays: 1,150 samples at $30 each	34,500
Geological support: 30 days at $700 per day	21,000	Includes one geologist, one technician.
Accommodations and meals: 30 days at $150 per day	4,500
Transportation of field crew: 30 days at $72 per day	2,160
Mineralogical studies and metallurgical testing	40,000	On diamond drill core samples.
Travel and related	10,000
Supervision and G&A	35,000
Resource estimation	60,000
Property Maintenance	20,840
Subtotal, direct costs	500,000
Contingencies at 10%	50,000
Total	$550,000

•

Initiate metallurgical studies to further determine the leachability of the gold/silver mineralization.

•

Continue to work with potential joint venture or capital partners to advance the project into the next phase of exploration and pre-production goals.

•

Primary focus of 2013 exploration activities at Longstreet will be to enlarge the known and defined mineralization in the Main Zone. Column leach metallurgical testing will also be conducted during the year with an emphasis on determining the leachability of coarsely crushed material.  If funding is available, a third target, Cyprus Ridge, will be tested with a small core drilling program.

Phase Two:  A Phase Two drilling program in the order of $2 million may be carried out over the Opal Ridge and Cyprus Ridge targets on the property upon successful results of the Phase One drilling.

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

Opal Ridge

LS-1201 was drilled as a stratigraphic hole into the Opal Ridge target just southeast of Main. Opal Ridge is the down-faulted southeast extension of Main target. This hole was drilled vertical for 480 feet. From the surface to 60 feet, the hole contained intercepting volcanic sediments and sinter, deposited after the mineralizing event. Below 60 feet, the drill hole intercepted volcanic rocks (moderately welded multi-lithic rhyolite tuff), identical to host litholigies mineralized at the Main Target, suggesting the unaltered volcanic sediments and sinter are not as thick as had previously been expected. Also of interest, the hole was oxidized to total depth, so any mineralization found should be heap leachable. Further drilling is planned to explore for the possible faulted off portion of the Main resource.

At January 31, 2013, the Company had $60,887 cash on hand, and working capital deficit of $11,774.  As such, the Company will require substantial additional financing in the near future in order to meet current obligations and to continue our operations.  Currently, Star Gold Corp. does not have any financing arrangements in place and there are no assurances that it will be able to obtain sufficient financing on terms acceptable to the Company, if at all.

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

Additional financing will be required in the future to complete planned exploration projections and expand operations to the production stage.  The Company is unsure whether additional financing will be available at the time needed or at on acceptable terms, if at all.  If the Company is unable to raise additional financing when necessary, it may have to delay exploration efforts or property acquisitions, or be forced to cease operations.  Collaborative arrangements may require the Company to relinquish rights to certain of its mining claims.

RESULTS OF OPERATIONS

The Company has earned no revenue from operations in 2013 or 2012 and does not anticipate earning any revenues in the foreseeable future. Star Gold Corp. is an exploration stage company and presently is seeking other business opportunities.

SUMMARY OF OPERATIONS	Three months ended January 31,		Nine months ended January 31,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Mineral exploration and consultant expenses	110,379	127,128	771,351	229,187
Legal and professional fees	38,728	79,488	141,293	157,574
Management and administrative	205,846	67,042	784,052	207,958
Depreciation	1,479	-	4,436	-
Directors fees	-	3,000	3,000	3,000
Other expense (income)	197	4,377	120,255	8,958
TOTAL EXPENSES	356,629	281,035	1,824,387	606,677
NET INCOME (LOSS)	$(356,629)	$(281,035)	$(1,824,387)	$(606,677)

Total expenses for the three months ended January 31, 2013 of $356,629 increased $75,594 from total expenses of $281,035 for the comparable period ended January 31, 2012 primarily as a result of additional non-cash stock option expense of $155,083 recognized during the three months ended January 31, 2013.

Exploration and consulting expense for the three months ended January 31, 2013 was $110,379 a decrease of $16,749 over the three months ended January 31, 2012 expense of $127,128.  The Company incurred consulting expenses totaling $100,346 for the three months ended January 31, 2013, the bulk of which was related to the preparation of a technical report related to the Company’s Longstreet property.  As well, in the prior year, the Company initiated a drilling program at its Longstreet property during the three months ended January 31, 2012, whereas the Company completed the majority of its drilling at Longstreet prior to the quarter ended January 31, 2013, during the most recently concluded drilling season.  The Company engaged consultants to prepare an updated technical report on the Longstreet property in the amount of

SUMMARY OF MANAGEMENT AND	Three months ended January 31,		Nine months ended January 31,
ADMINISTRATIVE EXPENSES	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Auto and travel	$12,081	$11,762	$39,194	$28,086
General administrative and insurance	8,507	-	25,556	269
Management fees and payroll	(33,838)	7,500	124,881	28,500
Office and computer expense	13,385	3,254	18,041	9,584
Rent and lease expense	10,470	4,500	25,865	10,482
Stock option expense	194,176	39,093	548,224	129,154
Telephone and utilities	1,055	933	2,291	1,883
TOTAL MANAGEMENT AND ADMINISTRATIVE EXPENSES	$205,846	$67,042	$784,052	$207,958

Management and administrative expenses for the three months ended January 31, 2013 increased $138,804 to $205,846 compared to 2012 expense of $67,042, of which $155,083 of the increase is associated with stock option expense.

General administrative and insurance expense increased $8,507 as a result of the Company acquiring director’s liability, errors and omissions coverage.   The Company entered into Executive Compensation agreements with its Chairman, President/Chief Executive Officer and Chief Financial Officer.  However, the Company’s President/CEO, Chief Financial Officer and Chairman agreed to forego compensation previously accrued to them  to conserve the Company’s cash and redeploy into additional metallurgical and exploration activities in the upcoming quarter. This forbearance resulted in a reduction of total management and administrative expenses of $135,000 during the three months ended January 31, 2013.

Certain Board members are also compensated on a per diem consulting rate to verify and assess technical information provided by outside consultants.

SUMMARY OF LEGAL AND PROFESSIONAL FEES	Three months ended January 31,		Nine months ended January 31,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Audit and accounting	$4,750	$4,423	$34,893	$23,968
Legal fees	8,640	14,240	55,176	30,565
Public company expense	1,420	1,819	8,235	2,491
Investor relations	23,918	59,006	42,989	100,550
TOTAL LEGAL AND PROFESSIONAL FEES	$38,728	$79,488	$141,293	$157,574

Legal and professional fees decreased for the three months ended January 31, 2013 from the three months ended January 31, 2012. The decrease in total expense results primarily from non-recurring professional services during the three months ended January 31, 2012.  The Company conducted a  reverse stock split and convertible debenture offering which resulted in significant legal and professional fees for the three months ended January 31, 2012.  The Company did not incur those expenses in the quarter ended January 31, 2013.

Investor relations expense has decreased $35,088 to $23,918 for the three months ended January 31, 2013, compared to $59,006 for the three months ended January 31, 2012.  Management engaged an investor relations firm during the quarter ended January 31, 2013 and for the foreseeable future thereafter to help improve liquidity and market awareness.

Management expects an legal and professional fees to remain consistent through the remainder of the fiscal year.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	January 31, 2013	April 30, 2012
	(unaudited)	(audited)
Working capital (deficit)	$(11,774)	$309,642
Total assets	471,304	707,749
Accumulated deficit	(5,874,815)	(4,050,428)
Stockholder equity (deficit)	387,280	(358,629)

WORKING CAPITAL	January 31, 2013	April 30, 2012
	(unaudited)	(audited)
Current assets	$63,500	$359,494
Current liabilities	(75,274)	(49,852)
Working capital (deficit)	$(11,774)	$309,642

CASH FLOWS	Nine Months Ended January 31, 2013	Nine Months Ended January 31, 2012
	(unaudited)	(unaudited)
Cash flow from (used in) operating activities	$(986,647)	$(526,265)
Cash flow from (used in ) investing activities	(42,986)	(50,350)
Cash flow from (used in) financing activities	864,580	704,982
Net increase (decrease) in cash during period	$(165,053)	$128,637

The Company decreased total assets to $471,304 at January 31, 2013 compared to $707,749 at April 30, 2012, primarily as a result of cash expenditures related to exploration activities on the Longstreet Property.

Mining Interests (Note 4) increased from $300,999 at April 30, 2012 to $362,999. Prepaid expenses decreased from $133,554 at April 30, 2012 to $2,613 at January 31, 2013 due to deposits required on exploration activities at the Longstreet Property being utilized for exploration activities at the property and utilization of a legal retainer during the fiscal year to date.

At January 31, 2013, the Company had a working capital deficit of $11,774 primarily as a result of a reduction of $92,424 in prepaid drilling expense.

The Company utilized $41,000 in cash from Investing Activities on certain annual lease payments on capitalized mineral assets at its Longstreet, Jet and Excalibur projects for the three months ended January 31, 2013 per the terms of Property Option Agreement described in Note 3 of the Financial Statements.  The Company is in compliance with all obligations of the Property Option Agreements.

As of January 31, 2013, the Company had cash of $60,887.  Since inception, the sources of the Company’s financing have been through offerings of its equity securities and through debt financing. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the President and Chief Executive Officer, David Segelov ("President/CEO") and Chief Financial Officer, Kelly J. Stopher ("CFO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the President and the CFO have concluded that as of the end of the period covered by the report, the Company's disclosure controls and procedures were adequately designed and effective in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company's President and CFO, as appropriate , to allow for accurate and timely decisions regarding required disclosures.

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended January 31, 2013.

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

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

On January 14, 2013, the Company issued 25,000 of its common stock pursuant to the Longstreet Property Agreement.  The shares were value at $0.42 per share or $10,500 as of the date of the agreement based on the current market price of the Company’s common stock.

On January 18, 2013, the Company completed a private placement to issue 894,614 shares of its common stock and 894,614 share purchase warrants at a price of $0.40 per unit.  Each unit is comprised of one common share and one share purchase warrant.  The term of the warrant is for two years, and may be exercised at $0.60 during the first year and $0.80 during the second year.

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

STAR GOLD CORP.

Date:	March 15, 2013	By:	/s/ David Segelov
President & Chief Executive Officer
(Principal Executive Officer )

Date:	March 15, 2013		/s/Kelly J. Stopher
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)