Form 10-K
period 2013-04-30
Star Gold Corp.
filed 2013-07-30
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended April 30, 2013

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

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2012 was $6,291,855

As of July 25, 2013 there were 30,612,501 shares of issuer’s common stock outstanding.

STAR GOLD CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2013

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending April 30, 2013.  The following statements may be forward-looking in nature and actual results may differ materially.

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

Star Gold Corp. currently leases with an option to acquire 113 unpatented mining claims (covering approximately 907Hectares) located in the State of Nevada and known as the Longstreet Property. The Longstreet property is at an intermediate stage of exploration.

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

The geologic potential and ore deposit models have been defined and specific drill targets identified on the majority of the Company’s properties.  The Company’s property evaluation process involves using basic geologic fieldwork to perform an initial evaluation of a property.  If the evaluation is positive, the Company seeks to acquire, either by staking unpatented mining claims on open public domain, or by leasing the property from the owner of private property or the owner of unpatented claims.  Once acquired, the company then typically makes a more detailed evaluation of the property.  This detailed evaluation involves expenditures for exploration work which may include rock and soil sampling, geologic mapping, geophysics, trenching, drilling or other means to determine if economic mineralization is present on the property.

Portions of the Company’s mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property Name	Third Party	Number of Claims	Acres	Agreements/Royalties
Longstreet	Minquest	113	2,240	3% Net Smelter Royalty (“NSR”) Annual lease payments totaling $270k, annual exploration expenditures totaling $3.55m, and 200k shares due through 2017.
Excalibur	Minquest	50	1,000	3% Net Smelter Royalty (“NSR”); Annual lease payments of $20ktotalling $100k and annual exploration expenditures totaling $255k through 2017.
Jet	Minquest	4	80	3% Net Smelter Royalty (“NSR”); Annual lease payment of $5,000 totaling $40k and annual exploration expenditures of $10,000 totaling $70kthrough 2017.

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

During the fiscal year ended April 30, 2013, the Company had losses of $799,862 in connection with the maintenance and exploration of its mineral properties and the operation of the exploration business.  The Company therefore expects to continue to incur significant losses into the foreseeable future.  The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations.  At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business.  The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition.  There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

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

Should the Company issue additional shares in order to finance its business activities, investors’ interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  As of the date of the filing of this report there are outstanding 1,727,948 common share purchase warrants exercisable into 1,727,948 shares of common stock, and 2,523,000 options granted that are exercisable into 2,523,000 shares of common stock.  If all of these are exercised or converted, these would represent approximately 13.9% of the Company’s issued and outstanding shares.  If all of the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders.  The dilution may result in a decline in the market price of the Company’s shares.

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

Dependence on Key Management Personnel

The Company’s ability to continue exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on its ability to attract and maintain qualified key management personnel.  Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain such personnel.  The Company’s development now and in the future will depend on the effort of key management figures such as Lindsay Gorrill, Kelly Stopher, David Segelov and Scott Jenkins.  The loss of any of these key people could have a material adverse effect on the Company’s business.  In addition, the Company has expanded the provisions of its stock option plan so the Company can provide incentive for the key personnel.

Failure to obtain additional financing

Unless and until the Company is able to generate revenues from operations, the Company’s main potential continuing source of funds will be additional debt and/or equity financings which may not be sufficient to sustain operations.  There is no guarantee that the Company, if needed, will be able to raise additional funds through debt and/or equity financing or that any such financing will be able to be obtained on terms beneficial to the Company. If Star Gold Corp. is unsuccessful in raising additional funds, the Company will not be able to develop its properties and may be unable to continue as a going concern.

Company Chairman, Lindsay Gorrill, Company President David Segelov and Chief Financial Officer Kelly Stopher own 36.3% of the Company’s outstanding common stock which may cause corporate decisions influenced by Mr. Gorrill, Mr. Segelove and Mr. Stopher to appear to be inconsistent with the interests of other stockholders.

Company Chairman Lindsay Gorrill (34.3%), Company President David Segelov (0.6%), Company Chief Financial Officer Kelly Stopher (1.4%) control a combined 36.3% of issued and outstanding shares of the Company’s common stock.  Accordingly, while Mr. Gorrill, Mr. Segelov and Mr. Stopher cannot control who is elected to the board of directors, since Mr. Gorrill, Mr. Segelov, and Mr. Stopher are not simply passive investors but are also three of the Company’s active executives, their interests as executives and substantial shareholders may, at times, be adverse to those of passive investors. Where those conflicts exist, stockholders will be dependent upon Mr. Gorrill, Mr. Segelov and Mr. Stopher exercising their fiduciary duties as a member of the Board of Directors and/or an officer. Also, due to their stock ownership position, Mr. Gorrill, Mr. Segelov and Mr. Stopher will have: (i) the ability to substantially influence the outcome of many (if not most) corporate actions requiring stockholder approval, including amendments to the Company’s Articles of Incorporation; and (ii) the ability to substantially influence corporate combinations or similar transactions that might benefit minority stockholders which may not be supported by Mr. Gorrill, Mr. Segelov and Mr. Stopher to the detriment of smaller and/or passive investors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company is required to perform an evaluation of its internal controls over financial reporting.  The Company is required to have an independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation.  Continuing compliance with the requirements of Section 404 is expected to be expensive and time-consuming.  If the independent registered public accounting firm cannot attest to management’s evaluation, the Company could be subject to regulatory scrutiny and a loss of public confidence in the Company’s internal controls.  In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

 PROPERTIES.

The Company subleases office space at 611 E. Sherman Avenue,  Coeur d'Alene, Idaho,  83815 for $2500 per month from Marlin Property Management, LLC, an entity owned by the spouse of the Company's Chairman of the Board,  Lindsay Gorrill.  The Company believes this office space and facilities are sufficient to meet the Company's present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

The Company currently does not own any real property.   The Company owns a vehicle for business use in Nevada and other personal property used in the conduct of the Company’s business at its headquarters.

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

CLAIM NAME

CLAIMANT’S NAME

NMC NUMBER

MM1

MinQuest Inc.

887042

MM2

MinQuest Inc.

887043

MM3

MinQuest Inc.

887044

MM4

MinQuest Inc.

887045

MM5

MinQuest Inc.

887046

MM6

MinQuest Inc.

887047

MM7

MinQuest Inc.

887048

MM8

MinQuest Inc.

887049

MM9

MinQuest Inc

1003596

MM10

MinQuest Inc

1003597

MM11

MinQuest Inc

1003598

MM12

MinQuest Inc

1003599

MM13

MinQuest Inc

1003600

MM14

MinQuest Inc

1003601

MM15

MinQuest Inc

1003602

MM16

MinQuest Inc

1003603

MM17

MinQuest Inc

1003604

MM18

MinQuest Inc

1003605

MM19

MinQuest Inc

1003606

MM20

MinQuest Inc

1003607

MM21

MinQuest Inc

1003608

MM22

MinQuest Inc

1003609

MM23

MinQuest Inc

1003610

MM24

MinQuest Inc

1003611

MM25

MinQuest Inc

1003612

MM26

MinQuest Inc

1003613

MM27

MinQuest Inc

1003614

MM28

MinQuest Inc

1003615

MM29

MinQuest Inc

1003616

MM30

MinQuest Inc

1003617

MM31

MinQuest Inc

1003618

MM32

MinQuest Inc

1003619

MM33

MinQuest Inc

1003620

MM34

MinQuest Inc

1003621

MM35

MinQuest Inc

1003622

MM36

MinQuest Inc

1003623

MM37

MinQuest Inc

1003624

MM38

MinQuest Inc

1003625

MM39

MinQuest Inc

1003626

MM40

MinQuest Inc

1003627

MM41

MinQuest Inc

1003628

MM42

MinQuest Inc

1003629

MM43

MinQuest Inc

1003630

MM44

MinQuest Inc

1003631

MM45

MinQuest Inc

1003632

MM51

MinQuest Inc

1003633

MM52

MinQuest Inc

1003634

MM53

MinQuest Inc

1003635

MM54

MinQuest Inc

1003636

MM55

MinQuest Inc

1003637

The annual claim fees due to federal and state governments total $7,529 per year and are due before September 1st of each year.

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

Alta staked an additional 120 claims south and east of Flagle’s original Excalibur claims. Alta reportedly conducted minimal geology, a soil sampling program and completed eleven RC drill holes from 1997 to 1998. Although this data is not currently available, it has been offered for sale by Mr. Flagle.  Mr. Flagle reports that some “highly” anomalous gold was encountered in two or more of the drill holes. Alta Gold went into receivership in 1998 and the property reverted to the lessor. The claims were abandoned shortly thereafter. MinQuest acquired the ground through staking of eight unpatented mining claims in 2004 and leased the project to Star Gold in 2007. Since that time an additional 46 claims have been added, 175 rock chip samples have been collected throughout the property and a geologic map with structure, alteration and cultural features has been completed.

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

THE LONGSTREET PROPERTY

In January of 2010 Star Gold signed an option agreement to lease with an option to acquire from MinQuest, 60 unpatented mining claims (the “Longstreet Property”) totaling approximately 490 hectares (the “Longstreet Agreement”). The Company  completed its first phase of drilling in 2011. On July 9, 2010, the Company and MinQuest entered into an amending agreement to add an additional 10 claims and expanding the total to 70 claims, all of which are unpatented. In addition, Star Gold reimburses MinQuest for 5 claims leased from a third party, Roy Clifford. The property comprises 113 mineral claims (75 original optioned claims, of which 70 are unpatented staked claims and five claims acquired from local ranchers (Roy Clifford et al)), as well as 38 recently staked claims by Star Gold, covering a total area of approximately 907 ha (Figure 6-1).  The claims are located within Sections 9, 10, 15, 16, 17, 20, and 21 of T6N, R47E, MDB&M (Mount Diablo Base Line & Meridian), Nye County.

Star Gold has staked 26 claims (Leach Pad Claims) adjacent to the eastern boundary of the property, with the objective of providing the site for leach pads planned for future development of the Main Zone.  In addition, Star Gold has staked 12 claims along a corridor leading from the main Longstreet property to the Leach Pad Claims.

 A list of claims, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

Claim Name	Registered Owner	NMC Number	Area (ha)	Date Registered	Good Until Date
Original Longstreet Property Claims
Longstreet 1A	MinQuest Inc.	799562	8.1	22-Jan-1999	September 1, 2013
Longstreet 2A	MinQuest Inc.	799563	8.1	22-Jan-1999	September 1, 2013
Longstreet 3A	MinQuest Inc.	799564	8.1	22-Jan-1999	September 1, 2013
Longstreet 6A	MinQuest Inc.	799565	8.1	22-Jan-1999	September 1, 2013
Longstreet 7A	MinQuest Inc.	799566	8.1	22-Jan-1999	September 1, 2013
Longstreet 8A	MinQuest Inc.	799567	8.1	22-Jan-1999	September 1, 2013
Longstreet 9A	MinQuest Inc.	799568	8.1	22-Jan-1999	September 1, 2013
Longstreet 16A	MinQuest Inc.	799569	4.2	22-Jan-1999	September 1, 2013
Longstreet 13	MinQuest Inc.	799570	3.5	22-Jan-1999	September 1, 2013
Longstreet 32	MinQuest Inc.	799571	8.1	22-Jan-1999	September 1, 2013
Longstreet 34	MinQuest Inc.	799572	8.1	22-Jan-1999	September 1, 2013

Longstreet 4A	MinQuest Inc.	836168	8.1	2-Feb-2002	September 1, 2013
Longstreet 5A	MinQuest Inc.	836169	8.1	2-Feb-2002	September 1, 2013
Longstreet 8	MinQuest Inc.	836170	8.1	2-Feb-2002	September 1, 2013
Longstreet 10	MinQuest Inc.	836171	8.1	2-Feb-2002	September 1, 2013
Longstreet 10A	MinQuest Inc.	836172	8.1	2-Feb-2002	September 1, 2013
Longstreet 28	MinQuest Inc.	836173	8.1	2-Feb-2002	September 1, 2013
Longstreet 30	MinQuest Inc.	836174	8.1	2-Feb-2002	September 1, 2013
Longstreet 36	MinQuest Inc.	836175	8.1	2-Feb-2002	September 1, 2013
Longstreet 37	MinQuest Inc.	836176	8.1	2-Feb-2002	September 1, 2013
Longstreet 39	MinQuest Inc.	836177	8.1	2-Feb-2002	September 1, 2013
Longstreet 41	MinQuest Inc.	836178	8.1	2-Feb-2002	September 1, 2013
Longstreet 43	MinQuest Inc.	836179	8.1	2-Feb-2002	September 1, 2013
Longstreet 45	MinQuest Inc.	836180	8.1	2-Feb-2002	September 1, 2013
Longstreet 47	MinQuest Inc.	836181	8.1	2-Feb-2002	September 1, 2013
Longstreet 49	MinQuest Inc.	836182	8.1	2-Feb-2002	September 1, 2013
Longstreet 101	MinQuest Inc.	836183	8.1	2-Feb-2002	September 1, 2013
Longstreet 102	MinQuest Inc.	836184	8.1	2-Feb-2002	September 1, 2013
Longstreet 103	MinQuest Inc.	836185	8.1	2-Feb-2002	September 1, 2013
Longstreet 104	MinQuest Inc.	836186	8.1	2-Feb-2002	September 1, 2013
Longstreet 105	MinQuest Inc.	836187	8.1	2-Feb-2002	September 1, 2013
Longstreet 106	MinQuest Inc.	836188	8.1	2-Feb-2002	September 1, 2013
Longstreet 107	MinQuest Inc.	836189	8.1	2-Feb-2002	September 1, 2013
Longstreet 108	MinQuest Inc.	836190	8.1	2-Feb-2002	September 1, 2013
Longstreet 12	MinQuest Inc.	843867	8.1	25-Feb-2003	September 1, 2013
Longstreet 14	MinQuest Inc.	843868	8.1	25-Feb-2003	September 1, 2013
Longstreet 16	MinQuest Inc.	843869	8.1	25-Feb-2003	September 1, 2013
Longstreet 18	MinQuest Inc.	843870	8.1	25-Feb-2003	September 1, 2013
Longstreet 20	MinQuest Inc.	843871	8.1	25-Feb-2003	September 1, 2013
Longstreet 26	MinQuest Inc.	843872	8.1	25-Feb-2003	September 1, 2013
Longstreet 42	MinQuest Inc.	843873	8.1	25-Feb-2003	September 1, 2013
Longstreet 44	MinQuest Inc.	843874	8.1	25-Feb-2003	September 1, 2013
Longstreet 46	MinQuest Inc.	843875	8.1	25-Feb-2003	September 1, 2013
Longstreet 48	MinQuest Inc.	843876	8.1	25-Feb-2003	September 1, 2013
Longstreet 50	MinQuest Inc.	843877	8.1	25-Feb-2003	September 1, 2013
Longstreet 40	MinQuest Inc.	851568	8.1	25-Feb-2003	September 1, 2013
Longstreet 118	MinQuest Inc.	851569	8.1	29-Sep-2003	September 1, 2013
Longstreet 119	MinQuest Inc.	851570	8.1	29-Sep-2003	September 1, 2013
Longstreet 120	MinQuest Inc.	851571	8.1	29-Sep-2003	September 1, 2013
Longstreet 121	MinQuest Inc.	851572	8.1	29-Sep-2003	September 1, 2013
Longstreet 122	MinQuest Inc.	851573	8.1	29-Sep-2003	September 1, 2013
Longstreet 123	MinQuest Inc.	851574	8.1	29-Sep-2003	September 1, 2013
Longstreet 124	MinQuest Inc.	851575	8.1	29-Sep-2003	September 1, 2013
Longstreet 109	MinQuest Inc.	855021	8.1	25-Feb-2003	September 1, 2013
Longstreet 110	MinQuest Inc.	855022	8.1	25-Feb-2003	September 1, 2013
Longstreet 111	MinQuest Inc.	855023	8.1	25-Feb-2003	September 1, 2013
Longstreet 112	MinQuest Inc.	855024	8.1	25-Feb-2003	September 1, 2013
Longstreet 113	MinQuest Inc.	855025	8.1	25-Feb-2003	September 1, 2013
Longstreet 114	MinQuest Inc.	855026	8.1	25-Feb-2003	September 1, 2013
Longstreet 115	MinQuest Inc.	855027	8.1	25-Feb-2003	September 1, 2013
Longstreet 56	MinQuest Inc.	1025831	8.1	9-Jul-2010	September 1, 2013
Longstreet 57	MinQuest Inc.	1025832	8.1	9-Jul-2010	September 1, 2013
Longstreet 58	MinQuest Inc.	1025833	8.1	9-Jul-2010	September 1, 2013
Longstreet 59	MinQuest Inc.	1025834	8.1	9-Jul-2010	September 1, 2013
Longstreet 60	MinQuest Inc.	1025835	8.1	9-Jul-2010	September 1, 2013

Longstreet 61	MinQuest Inc.	1025836	8.1	9-Jul-2010	September 1, 2013
Longstreet 62	MinQuest Inc.	1025837	8.1	9-Jul-2010	September 1, 2013
Longstreet 63	MinQuest Inc.	1025838	8.1	9-Jul-2010	September 1, 2013
Longstreet 64	MinQuest Inc.	1025839	8.1	9-Jul-2010	September 1, 2013
Longstreet 65	MinQuest Inc.	1025840	8.1	9-Jul-2010	September 1, 2013
Longstreet 11	Roy Clifford et al	164002	8.1	14-Jun-1980	September 1, 2013
Longstreet 12	Roy Clifford et al	164003	8.1	14-Jun-1980	September 1, 2013
Longstreet 14	Roy Clifford et al	164005	8.1	14-Jun-1980	September 1, 2013
Longstreet 15	Roy Clifford et al	164006	8.1	14-Jun-1980	September 1, 2013
Morning Star	Roy Clifford et al	96719	8.1	1-Jul-1957	September 1, 2013
Subtotal Original	75		599.0
Leach Pad Claims
Longstreet 200	Star Gold	1073640	8.1	22-Jun-2012	September 1, 2013
Longstreet 201	Star Gold	1073641	8.1	22-Jun-2012	September 1, 2013
Longstreet 202	Star Gold	1073642	8.1	22-Jun-2012	September 1, 2013
Longstreet 203	Star Gold	1073643	8.1	22-Jun-2012	September 1, 2013
Longstreet 204	Star Gold	1073644	8.1	22-Jun-2012	September 1, 2013
Longstreet 205	Star Gold	1073645	8.1	22-Jun-2012	September 1, 2013
Longstreet 206	Star Gold	1073646	8.1	22-Jun-2012	September 1, 2013
Longstreet 207	Star Gold	1073647	8.1	22-Jun-2012	September 1, 2013
Longstreet 208	Star Gold	1073648	8.1	22-Jun-2012	September 1, 2013
Longstreet 209	Star Gold	1073649	8.1	22-Jun-2012	September 1, 2013
Longstreet 210	Star Gold	1073650	8.1	22-Jun-2012	September 1, 2013
Longstreet 211	Star Gold	1073651	8.1	22-Jun-2012	September 1, 2013
Longstreet 212	Star Gold	1073652	8.1	22-Jun-2012	September 1, 2013
Longstreet 213	Star Gold	1073653	8.1	22-Jun-2012	September 1, 2013
Longstreet 214	Star Gold	1073654	8.1	22-Jun-2012	September 1, 2013
Longstreet 215	Star Gold	1073655	8.1	22-Jun-2012	September 1, 2013
Longstreet 216	Star Gold	1073656	8.1	22-Jun-2012	September 1, 2013
Longstreet 217	Star Gold	1073657	8.1	22-Jun-2012	September 1, 2013
Longstreet 218	Star Gold	1073658	8.1	22-Jun-2012	September 1, 2013
Longstreet 219	Star Gold	1073659	8.1	22-Jun-2012	September 1, 2013
Longstreet 220	Star Gold	1073660	8.1	22-Jun-2012	September 1, 2013
Longstreet 210	Star Gold	1073661	8.1	22-Jun-2012	September 1, 2013
Longstreet 220	Star Gold	1073662	8.1	22-Jun-2012	September 1, 2013
Longstreet 223	Star Gold	1073663	8.1	22-Jun-2012	September 1, 2013
Longstreet 224	Star Gold	1073664	8.1	22-Jun-2012	September 1, 2013
Longstreet 225	Star Gold	1073665	8.1	22-Jun-2012	September 1, 2013
Subtotal Leach Pad	26		210.6
Corridor Claims
Longstreet 226	Star Gold	1073666	8.1	22-Jun-2012	September 1, 2013
Longstreet 227	Star Gold	1073667	8.1	22-Jun-2012	September 1, 2013
Longstreet 228	Star Gold	1073668	8.1	22-Jun-2012	September 1, 2013
Longstreet 229	Star Gold	1073669	8.1	22-Jun-2012	September 1, 2013
Longstreet 230	Star Gold	1073670	8.1	22-Jun-2012	September 1, 2013
Longstreet 231	Star Gold	1073671	8.1	22-Jun-2012	September 1, 2013
Longstreet 232	Star Gold	1073672	8.1	22-Jun-2012	September 1, 2013
Longstreet 233	Star Gold	1073673	8.1	22-Jun-2012	September 1, 2013
Longstreet 234	Star Gold	1073674	8.1	22-Jun-2012	September 1, 2013
Longstreet 235	Star Gold	1073675	8.1	22-Jun-2012	September 1, 2013
Longstreet 236	Star Gold	1073676	8.1	22-Jun-2012	September 1, 2013
Longstreet 237	Star Gold	1073677	8.1	22-Jun-2012	September 1, 2013

Subtotal Corridor	12	97.2
Total	113	906.8

Star Gold must make annual claim filing fees of $140 per claim with the Nevada Bureau of Mines, and Nye County claim filing fees of $10.50 per claim plus $4.00 for filing with the Nye County office at Tonopah.  Current total annual payments are  $17,011.

The terms of the Longstreet Agreement called for an initial cash payment of $20,000, the issuance of 25,000 shares of Star Gold shares and 25,000 stock options based on “fair market price” to MinQuest.  The Longstreet Agreement also requires cash payments totaling $250,000 over seven years and the issuance of 175,000 shares and 175,000 stock options based on “fair market price” over the same seven-year period.  The Company has agreed to work commitments of $3,550,000 over seven years.  Following the seventh anniversary of the agreement and if commitments have been met Star Gold shall receive a quitclaim deed for a 100% interest in the Longstreet Property in consideration of an ongoing 3% NSR to MinQuest.

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

2012 Drill Results at Main Longstreet (≥ 5 feet @ ≥ 0.01 oz/ton gold equivalent)
Hole No.	From	To	Interval	TRUE	Gold	Silver	TRUE	Gold	Silver	Au Equiv.
	(feet)	(feet)	(feet)	Width (ft)	(oz/ton)	(oz/ton)	Width (m)	(g/t)	(g/t)	(oz/ton)
LS-1202	0	75	75	74.7	0.022	0.342	22.8	0.76	11.7	0.028
including	10	15	5	5	0.154	1.629	1.5	5.26	55.8	0.181
	85	270	185	184.3	0.018	0.613	56.2	0.61	21	0.028
including	115	180	65	64.8	0.035	0.972	19.7	1.2	33.3	0.051
including	115	140	25	24.9	0.051	1.772	7.6	1.74	60.7	0.08
	355	430	75	74.7	0.002	0.461	22.8	0.08	15.8	0.01
LS-1203	0	50	50	49.8	0.007	0.388	15.2	0.24	13.29	0.014
	70	80	10	10	0.004	0.432	3	0.14	14.8	0.011
	185	335	150	149.4	0.004	0.534	45.6	0.14	18.29	0.013
	430	445	15	14.9	0.008	0.187	4.6	0.26	6.4	0.011
LS-1204	20	100	80	76.5	0.029	0.532	23.3	1	18.23	0.038
including	45	90	45	43	0.042	0.726	13.1	1.43	24.88	0.054
& including	65	70	5	4.8	0.106	0.95	1.5	3.64	32.55	0.122
	175	185	10	9.6	0.005	1.548	2.9	0.16	53	0.03
	195	245	50	47.8	0.006	0.295	14.6	0.21	10.09	0.011
	315	325	10	9.6	0.002	0.566	2.9	0.08	19.4	0.012
LS-1205	95	105	10	10	0.012	0.24	3	0.4	8.35	0.016
	110	245	135	135	0.088	0.48	41.1	3.01	16.42	0.096
including	205	215	10	10	0.956	0.64	3	32.73	21.78	0.966
including	205	210	5	5	1.813	1.16	1.5	62.1	39.85	1.833
LS-1206	0	150	150	143.4	0.025	0.69	43.7	0.84	23.8	0.036
including	55	70	15	14.3	0.1	1.24	4.4	3.41	42.47	0.12
& including	105	115	10	9.6	0.044	3.05	2.9	1.5	104.4	0.095
	180	185	5	4.8	0.005	0.35	1.5	0.17	12.1	0.011
	205	235	30	28.7	0.013	0.87	8.7	0.45	29.96	0.028
	360	390	30	28.7	0.004	0.38	8.7	0.14	12.87	0.01
	395	405	10	9.6	0.004	0.71	2.9	0.13	24.3	0.016
	425	430	5	4.8	0.005	0.67	1.5	0.17	22.8	0.016
	455	465	10	9.6	0.001	0.73	2.9	0.04	25.05	0.013
LS-1207	0	130	130	124.3	0.01	0.427	37.9	0.34	14.61	0.017
including	70	75	5	4.8	0.06	1.364	1.5	2.06	46.7	0.083
	180	185	5	4.8	0.008	0.166	1.5	0.26	5.7	0.01
	200	235	35	33.5	0.011	0.314	10.2	0.38	10.74	0.016
	270	285	15	14.3	0.001	0.828	4.4	0.05	28.37	0.015

	370	375	5	4.8	0.002	0.666	1.5	0.08	22.8	0.013
LS-1208	0	25	25	24.8	0.014	0.415	7.5	0.48	14.2	0.021
	45	120	75	74.3	0.027	0.485	22.6	0.94	16.59	0.035
including	105	110	5	5	0.271	4.03	1.5	9.29	138	0.338
	180	190	10	9.9	0.051	0.656	3	1.73	22.48	0.061
LS-1209	0	245	245	244.1	0.008	0.449		0.29	15.39	0.016
including	75	85	10	10	0.042	0.772		1.44	26.43	0.055
	280	325	45	44.8	0.012	1.701		0.41	58.24	0.04
	290	295	5	5	0.037	7.942		1.27	272	0.169
LS-1210	210	300	90.0	86.1	0.003	0.63	26.2	0.09	21.71	0.013
	395	400	5.0	4.8	0.012	0.64	1.5	0.42	22.00	0.023
LS-1211	0	190	190.0	181.7	0.006	0.30	55.4	0.22	10.16	0.011
including	60	65	5.0	4.8	0.057	0.81	1.5	1.94	27.65	0.070
LS-1212	0	10	10.0	9.6	0.014	0.33	2.9	0.47	11.25	0.019
	45	55	10.0	9.6	0.005	0.44	2.9	0.16	15.20	0.012
	140	355	215.0	205.6	0.003	0.56	62.7	0.11	19.12	0.013
LS-1213	0	45	45.0	43.0	0.008	0.12	13.1	0.26	4.04	0.010
	70	220	150.0	143.4	0.020	0.39	43.7	0.68	13.41	0.026
LS-1214	0	165	165.0	157.8	0.011	0.33	48.1	0.386	11.195	0.017
including	120	130	10.0	9.6	0.049	0.60	2.9	1.69	20.65	0.059
	200	205	5.0	4.8	0.002	0.52	1.5	0.07	17.70	0.011
LS-1215	0	200	200.0	191.3	0.024	0.34	58.3	0.82	11.74	0.030
including	160	165	5.0	4.8	0.133	1.24	1.5	4.55	42.55	0.153
	220	225	5.0	4.8	0.015	0.04	1.5	0.50	1.20	0.015
LS-1216C	5	235	230.0	219.9	0.010	0.49	67.0	0.34	16.71	0.018
including	155	160	5.0	4.8	0.075	0.30	1.5	2.58	10.35	0.080
LS-1217C	0	15	15.0	14.3	0.011	0.29	4.4	0.38	9.83	0.016
	30	205	175.0	167.4	0.018	0.45	51.0	0.63	15.44	0.026
including	65	75	10.0	9.6	0.103	0.65	2.9	3.52	22.38	0.114
	230	235	5.0	4.8	0.005	0.69	1.5	0.17	23.80	0.016
LS-1221	0	50	50.0	47.8	0.008	0.23	14.6	0.29	7.92	0.012
	265	270	5.0	4.8	0.007	0.58	1.5	0.24	19.90	0.017
LS-1222C	5	35	30.0	28.7	0.008	0.32	8.7	0.28	10.85	0.013
	60	65	5.0	4.8	0.012	0.00	1.5	0.41	0.00	0.012
	125	220	95.0	90.8	0.017	0.30	27.7	0.58	10.37	0.022
including	180	195	15.0	14.3	0.040	0.93	4.4	1.38	31.93	0.056
LS-1224C	105	120	15.0	14.3	0.021	0.48	4.4	0.74	16.43	0.029
	150	160	10.0	9.6	0.007	0.19	2.9	0.24	6.55	0.010
	195	260	65.0	62.2	0.029	2.30	18.9	0.99	78.77	0.067
including	195	205	10.0	9.6	0.176	11.99	2.9	6.02	410.50	0.375
including	200	205	5.0	4.8	0.288	20.00	1.5	9.87	685.00	0.622
	290	295	5.0	4.8	0.011	0.79	1.5	0.38	26.90	0.024
LS-1223	0	10	10	9.6	0.008	0.26	2.9	0.28	8.75	0.012

	50	60	10	9.6	0.004	0.7	2.9	0.13	24.1	0.016
	150	205	55	52.6	0.008	0.56	16	0.26	19.15	0.017
	240	250	10	9.6	0.003	1.09	2.9	0.1	37.35	0.021
	375	380	5	4.8	0.015	1.68	1.5	0.51	57.6	0.043
	395	410	15	14.3	0.005	0.64	4.4	0.18	22.03	0.016
	490	495	5	4.8	0.002	0.83	1.5	0.08	28.5	0.016
	505	510	5	4.8	0.002	0.75	1.5	0.07	25.6	0.015
LS-1225	0	20	20	19.1	0.02	0.52	5.8	0.68	17.76	0.028
including	0	10	10	9.6	0.031	0.87	2.9	1.05	29.8	0.045
	100	105	5	4.8	0.007	0.25	1.5	0.24	8.7	0.011
	125	320	195	186.5	0.008	0.96	56.8	0.28	33.02	0.024
including	155	160	5	4.8	0.098	6.1	1.5	3.36	209	0.2
& including	310	315	5	4.8	0.043	1.74	1.5	1.46	59.6	0.072
LS-1226	0	105	105	100.4	0.007	0.47	30.6	0.24	15.97	0.015
	310	405	95	90.8	0.003	0.96	27.7	0.11	32.86	0.019
LS-1227	230	255	25	23.9	0.018	1.07	7.3	0.63	36.76	0.036
including	245	255	10	9.6	0.03	2.1	2.9	1.04	71.95	0.065
	335	340	5	4.8	0.005	0.58	1.5	0.18	19.9	0.015
	345	350	5	4.8	0.007	0.6	1.5	0.24	20.6	0.017
	400	410	10	9.6	0.004	0.93	2.9	0.14	32	0.02
	420	425	5	4.8	0.005	0.33	1.5	0.18	11.4	0.011
	495	500	5	4.8	0.002	0.55	1.5	0.08	18.8	0.012

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  During the year ended April 30, 2013, the Company’s exploration properties were not subject to regulation by the MSHA under the Mine Act.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Star Gold Corp. authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of July 25, 2013, there were 30,612,501 shares of Star Gold Corp. common stock issued and outstanding. The Company has not issued any shares of preferred stock.

Market Information

The Company’s shares became eligible for quotation on the OTC Bulletin Board in April, 2007 and are quoted under the symbol “SRGZ.”  The high and low bid information for the Company's common stock for the year ended April 30, 2013 and 2012 is:

Year	Quarter	HIGH ($)	LOW ($)(1)
2013	First quarter ending July 31, 2012	$0.90	$0.25
	Second quarter ending October 31, 2012	0.70	0.10

	Third quarter ending January 31, 2013	0.50	0.35
	Fourth Quarter ending April 30, 2013	0.55	0.25

2012	First quarter ending July 31, 2011	$0.25	$0.06
	Second quarter ending October 31, 2011	0.09	0.04
	Third quarter ending January 31, 2012	0.15	0.02
	Fourth quarter ending April 30, 2012	2.00	0.10

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

At July 25, 2013 the price per share quoted on the OTCBB was $0.48.

Transfer Agent:

The independent stock transfer agent for Star Gold Corp. is Vstock Transfer, LLC located at 77 Spruce Street, Suite 201, Cedarhurst, NY  11516.

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

On October 31, 2012, individuals exercised 166,667 share purchase warrants at $0.15 per share.

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

Between February 14, 2013 and February 20, 2013, individuals exercised 691,971 share purchase warrants at $0.15 per share.

On February 22, 2013, the Company issued 20,000 shares of common stock to one vendor in lieu of cash payment for services provided.  These shares were valued at $0.35 per share or $7,000, representing the fair value of the shares at the date of grant.

Between March 1, 2013 and March 4, 2013, individuals exercised 1,037,080 share purchase warrants at $0.15 per share.

On March 18, 2013, the Company issued 10,000 shares of common stock to one vendor in lieu of cash payment for services provided.  These shares were valued at $0.39 per share or $7,000, representing the fair value of the shares at the date of grant.

On April 10, 2013, an individual exercised 171,973 share purchase warrants at $0.15 per share.

On April 28, 2013, the Company issued 25,000 shares of common stock to one vendor in lieu of cash payment for services provided.  These shares were valued at $0.35 per share or $8,750, representing the fair value of the shares at the date of grant.

On April 29, 2013 and April 30, 2013, individuals exercised 3,550,667 share purchase warrants at $0.15 per share.

As of April 30, 2013, the Company had a total of 30,612,501 shares outstanding.

During the fiscal year ended April 30, 2013, neither the Company nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company's equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

ITEM 6.   SELECTED FINANCIAL DATA

Statement of Operations Information:

	For the Year Ended April 30, 2013	For the Year Ended April 30, 2012

Revenues	$-	$-
Gross profit	-	-
Total operating expenses	2,011,205	958,941
Loss from operations	(2,011,205)	(958,941)
Other expense (income)	(120,880)	(2,424,099)
Net loss	$(2,132,085)	$(3,383,040)

Weighted average shares of common stock outstanding (basic and diluted)	23,360,565	10,684,249

Income (loss) per share (basic and diluted)	$(0.09)	$(0.32)

Balance Sheet Information:

	April 30, 2013	April 30, 2012

Working capital	$735,456	$309,642
Total assets	1,162,378	707,749
Accumulated deficit	6,182,513	(4,050,428)
Stockholders' equity (deficit)	1,141,781	(358,629)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION   GEOLOGIST TO UPDATE

The Company maintains a corporate office in Coeur d'Alene, Idaho.  This is the primary administrative office for the company and is utilized by Board Chairman Lindsay Gorrill and Chief Financial Officer Kelly Stopher.

The financial condition of the Company was positive during 2013 and the metals commodity markets were favorable for most of the year.

The Company's plan of operations for the next twelve months, subject to funding, and the availability of contractors, is as follows:

•

Continue the advanced exploration and pre-development program for the Longstreet Project with a systematic exploration program to assess the exploration potential for the existence of bulk mineable gold-silver deposits.  This work may include the following:

o

Phase One: A program of induced polarization (IP) survey, trenching, and in-fill diamond drilling to better outline the zones of known Au-Ag mineralization at the Main Zone target area.  This would consist of approximately 1,110 m of diamond drilling in 17 drill holes.  The objective of this work also is to fill-in areas where historic drill holes had stopped in mineralization and extend the Au-Ag mineralization at depth.

o

Detailed mineralogical studies and metallurgical testing to assess the recovery of cyanide acid leachable gold and silver in the altered rhyolitic rocks.

o

Update the Mineral Resources of the Longstreet property

The preliminary budget for a Phase One program in 2013:

Star Gold Corp. – Longstreet Au-Ag Project, Nevada

Item	Amount ($)	Remarks
Geophysical (IP-Resistivity) survey: 8 line-km @$5,000/km	40,000	Survey over the Main Zone and Opal Ridge, and across to North Zone.
Diamond drilling: 1,110 m @ $200/m	222,000	Infill drilling at Main Zone and extension of known targets: testing 30 m to 125 m below surface.
Mob & demob for drilling program	10,000
Assays: 1,150 samples @$30	34,500
Geological Support: 30 days @ $700/day	21,000	Includes, one geologist and one technician
Accommodation & meals: 30 days @ $150/day	4,500
Transportation of field crew: 30 days @$72/day	2,160
Mineralogical studies and metallurgical testing	40,000	On diamond drill core samples.
Travel and related	10,000
Supervision and G & A	35,000
Resource Estimation	60,000
Property Maintenance	20,840
Subtotal, direct costs	500,000
Contingencies @ 10%	50,000
Total	$ 550,000

A Phase Two program of drilling in the order of $2 million may be carried out over the Opal Ridge and Cyprus Ridge targets on the property upon successful results of the Phase One drilling.  The Phase Two program is contingent on securing additional capital financing.

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

RESULTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	April 30, 2013	April 30, 2012
REVENUE	$-	$-

EXPENSE
Mineral exploration and consultants expenses	799,862	314,948
Legal and professional fees	192,948	246,844
Management and administrative	1,009,480	389,799
Depreciation	5,915	1,350
Directors fees	3,000	6,000
Other expenses	120,880	2,424,099
NET LOSS	$2,132,085	$3,383,040

	For the Year Ended	For the Year Ended
	April 30, 2013	April 30, 2012
MINERAL EXPLORATION AND CONSULTANTS EXPENSES
Consultants and direct payroll	$159,295	$94,738
Direct exploration payroll	67,406	-
Mineral exploration	537,813	200,818
Claims expense	35,348	19,392
Total mineral exploration and consultants expenses	$799,862	$314,948

GENERAL AND ADMINISTRATIVE EXPENSES
Auto and travel	$55,600	$56,571
General administrative and insurance	34,497	6,884
Management and administrative expense	142,591	26,900
Office and computer expense	30,198	17,524
Stock-based compensation	-	92,000
Stock option expense	708,521	168,126
Rent and lease expense	34,355	19,042
Telephone and utilities	3,718	2,752
Total general and administrative expenses	$1,009,480	$389,799

LEGAL AND PROFESSIONAL FEES
Audit and accounting	44,178	$29,658
Legal and professional fees	73,198	63,953
Public company expense	10,405	10,358
Investor relations	65,167	142,875
Total legal and professional fees	$192,948	$246,844

The Company has earned no operating revenue in 2013 or 2012 and does not anticipate earning any revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other business opportunities.

Total net loss for 2013 of $2,132,085 decreased by $1,250,955 from 2012 total net loss of $3,383,040.

Mineral exploration and consultants expenses

Exploration and consultants expense for the year end April 30, 2013 was $799,862 an increase of $484,914 over 2012 exploration and consultants expense of $314,948 resulting from drilling programs completed at the Longstreet property and associated consulting fees related to exploration of  the Jet property.  Management expects to continue the Company’s exploration and drilling programs at Longstreet during the fiscal year ending April 30, 2014 in accordance with minimum spend requirements outlined in Note 5 of the Company’s financial statements.  Consulting and exploration expenses are expected to increase as the Company anticipates a significant drilling program on its Longstreet project during the summer and fall of 2013.  Through amendments to its Property Agreements, the Company will defer additional exploration on both Jet and Excalibur until the summer of 2014.  Management believes concentration of drilling and exploration activities at the Longstreet property provides the best use of capital resources.

General and administrative expenses

General and administrative expense increased $619,681 to $1,009,480 compared to 2012 expense of $389,799.  The increase was primarily attributable to an increase of non-cash stock option expense of $540,395.

Management expects travel expense to remain constant in fiscal year end April 30, 2013 and through the remainder of calendar year 2013.  Travel is generally related to meetings associated with capital raises and visits to the exploration site by Company management.

During the year ended April 30, 2012, the Company entered into Executive Compensation agreements with Chairman Lindsay Gorrill, President David Segelov and Chief Financial Officer Kelly Stopher.  Beginning January 1, 2012, those individuals were compensated with shares of the Company's common stock in lieu of cash payments totaling $92,000.  This was charged to management and administrative expense for the year ended April 30, 2012

During the year ended April 30, 2013, Chairman Lindsay Gorrill, President David Segelov and Chief Financial Officer Kelly Stopher rescinded certain salary and stock grant portions of their Executive Compensation agreements.  A one-time bonus totaling $57,544 was paid to those individuals to compensate for the income tax effect of stock grants in prior periods.  Chief Financial Officer Kelly Stopher is the only officer currently compensated for services by the Company.

Legal and professional fees

Total legal and professional fees decreased $53,896 to $192,948 in 2013 from $246,844 in 2012.  Legal fees increased to $73,198 in 2013 from $63,953 in 2012 as a result of costs associated with various legal matters associated with corporate operations, reporting requirements and documentation required to complete financings throughout the course of the year.  Engaging an investment relations firm to assist in raising awareness and increasing liquidity in the market of Star Gold Corp., resulted in additional expense of $72,750, of which the firm's services were compensated via stock in lieu of cash.

Directors fees

Directors fees of $3,000 were expensed in 2012.  The Board added no additional members during the year ended April 30, 2013.  Certain Board members are compensated on a per diem consulting rate to verify and assess technical information provided by outside consultants.  Those per diem consulting rates are charged to exploration expense as incurred.

Other expenses

The Company recognized loss on extinguishment of debt of $1,639,575 relative to the conversion of a related parties note payable in exchange for participation in the Company’s February 2012 financing for the year ended April 30, 2012.  Additionally, management determined the embedded conversion feature constituted a beneficial conversion feature resulting in an additional recognition of $754,600 in accretion of debt discount.  Neither the extinguishment of debt nor the accretion of debt discount resulted in a cash expenditure to the company and is recognized on the statement of operations under “other income (expense)”.  Neither the loss on extinguishment expense nor the accretion of debt discount were recurring expenses during the year ended April 30, 2013.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital	April 30, 2013	April 30, 2012

Current assets	$756,053	$359,494
Current liabilities	(20,597)	(49,852)
Working capital (deficit)	$735,456	$309,642

	For the year ended	For the year ended
	April 30, 2013	April 30, 2012

Cash flow used in operating activities	$(1,242,215)	$(714,173)
Cash flow provided from financing activities	1,412,832	1,027,500
Cash flow used in investing activities	(42,986)	(99,607)
Increase (decrease) in cash	$127,632	$213,720

The increase in working capital at April 30, 2013 from the year ended April 30, 2012 is the result of a private placement for $357,846 completed in January 2013 and the exercise of common stock purchase warrants related to prior private placements for $804,986.  Working capital will be utilized for the Company’s ongoing drilling program at its Longstreet project scheduled for the summer of 2013.

The Company utilized $41,000 in cash from Investing Activities to exercise its option on claims agreements and utilized for certain capitalized mineral assets at its Longstreet and Jet projects.  The Company intends to continue exploration activities at Longstreet, Excalibur and Jet, with the primary emphasis on the Longstreet property.  Through written agreement with the Optioner, the Company will defer exploration of Excalibur and Jet until 2014.

As of April 30, 2012, the Company had cash on hand of $353,571. Since inception, the sole source of financing has been sales of the Company's common stock. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

Star Gold Corp. anticipates continuing to rely on sales of its debt and/or equity securities in order to continue to fund ongoing operations. Issuances of additional shares of common stock may result in dilution to the Company's existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or that it will be able arrange for other financing to fund its planned business activities.

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

ITEM 8. FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of April 30, 2013, including:

1.

Report of Independent Registered Public Accounting Firm;

2.

Balance sheets as of April 30, 2013 and 2012;

3.

Statements of Operations for the years ended April 30, 2013 and 2012 and for the period from inception on December 8, 2066 to April 30, 2013;

4.

Statements of Cash Flows for the years ended April 30, 2013 and 2012 and for the period from inception on December 8, 2006 to April 30, 2013;

5.

Statement of Stockholders’ Equity (Deficit) for the period from inception on December 8, 2006 through April 30, 2013;

6.

Notes to Financial Statements

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria • maichel • teague
7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Star Gold Corp.:

We have audited the accompanying balance sheets of Star Gold Corp. ("the Company") as of April 30, 2013 and 2012, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Gold Corp. as of April 30, 2013 and 2012, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
July 19, 2013

STAR GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	April 30, 2013	April 30, 2012
ASSETS

CURRENT ASSETS:
Cash	$353,571	$225,940
Receivable from sale of stock (Note 3)	334,000	-
Prepaid expense (Note 4)	68,482	133,554
TOTAL CURRENT ASSETS	756,053	359,494

EQUIPMENT AND MINING INTERESTS, net (Note 5)	384,725	326,655

RESTRICTED CASH	21,600	21,600

TOTAL ASSETS	$1,162,378	$707,749

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$8,897	$40,352
Other accrued expenses	11,700	9,500

TOTAL CURRENT LIABILITIES	20,597	49,852

LONG TERM LIABILITIES:
Common stock payable (Note 9)	-	1,016,526

TOTAL LIABILITIES	20,597	1,066,378

COMMITMENTS AND CONTINGENCIES (Notes 7 and 10)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized,
30,612,501 and 12,018,333 shares issued and outstanding respectively (Note 13)	30,612	12,018
Additional paid-in capital	7,293,682	3,679,781
Accumulated deficit during exploration stage	(6,182,513)	(4,050,428)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,141,781	(358,629)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,162,378	$707,749

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

			For the period from
			December 8, 2006
			(inception)
	For the year ended		April 30, 2013
	April 30, 2013	April 30, 2012	(unaudited)

REVENUE	$-	$-	$-

COST OF REVENUE	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Mineral exploration expenses	799,862	314,948	1,342,434
Legal and professional fees	192,948	246,844	543,564
Management and administrative	1,009,480	389,799	1,722,155
Depreciation	5,915	1,350	7,265
Directors fees	3,000	6,000	12,200
TOTAL OPERATING EXPENSES	2,011,205	958,941	3,627,618

LOSS FROM OPERATIONS	(2,011,205)	(958,941)	(3,627,618)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	-	(1,639,575)	(1,639,575)
Interest expense from debt discount	(119,821)	(754,600)	(874,421)
Interest expense	(459)	(26,824)	(27,199)
Financing expense	(600)	(3,100)	(13,700)
OTHER INCOME (EXPENSE)	(120,880)	(2,424,099)	(2,554,895)

NET LOSS BEFORE INCOME TAXES	(2,132,085)	(3,383,040)	(6,182,513)

INCOME TAX	-	-	-

NET LOSS	$(2,132,085)	$(3,383,040)	$(6,182,513)

Basic and diluted weighted average number of shares outstanding	23,360,565	10,684,249

Net loss per share - basic and diluted	$(0.09)	$(0.32)

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares issued	Par Value $0.001 per share	Additional Paid-In Capital	Stock Subscriptions	Accumulated Deficit	Total Stockholders' Equity (Deficit)

BALANCE, DECEMBER 8, 2006 (INCEPTION)	-	$-	$-	$-	$-	$-

Common stock issued at $0.03 per share	10,025,000	10,025	76,475			86,500
Subscriptions towards common stock	-	-		60,000		60,000
Net loss	-	-			(126,933)	(126,933)
BALANCE, APRIL 30, 2008 (unaudited)	10,025,000	10,025	76,475	60,000	(126,934)	19,567
Common stock issued at $0.03 per share	200,000	200	59,800	-	-	60,000
Reversal of stock subscriptions	-	-	-	(60,000)	-	(60,000)
Subscriptions toward common stock	-	-	-	80,000	-	80,000
Net loss	-	-	-	-	(53,299)	(53,299)
BALANCE, APRIL 30, 2009	10,225,000	$10,225	$136,275	$80,000	$(180,232)	$46,268

Common stock issued at $3.00 per share	85,000	85	254,915	-	-	255,000
Issuance of common stock towards subscriptions	26,667	27	79,973	(80,000)	-	-
Options issued for mining interests	-	-	39,000	-	-	39,000
Net loss	-	-	-	-	(142,296)	(142,296)
BALANCE, APRIL 30, 2010	10,336,667	$10,337	$510,163	$-	$(322,528)	$197,972

Common stock issued at $3.00 per share	40,000	40	119,960	-	-	120,000
Stock issued for mining interests	8,333	8	21,992	-	-	22,000
Options issued for mining interests	-	-	19,499	-	-	19,499
Stock issued for warrants exercised	108,333	108	129,892	-	-	130,000
Net loss	-	-	-	-	(344,860)	(344,860)
BALANCE, APRIL 30, 2011	10,493,333	$10,493	$801,506	$-	$(667,388)	$144,611

Stock option compensation	-	-	168,126	-	-	168,126
Options issued for mining interests	-	-	42,250	-	-	42,250
Stock issued in consideration of services	175,000	175	72,575	-	-	72,750
Stock issued for exercise of warrants	1,350,000	1,350	201,150	-	-	202,500
Warrants and beneficial conversion feature on notes payable	-	-	754,600	-	-	754,600
Warrants and beneficial conversion feature in connection with related party notes payable converted	-	-	1,639,575	-	-	1,639,575
Net loss	-	-	-	-	(3,383,040)	$(3,383,040)
BALANCE, APRIL 30, 2012	12,018,333	$12,018	$3,679,781	$-	(4,050,428)	$(358,629)

BALANCE, APRIL 30, 2012	12,018,333	$12,018	$3,679,781	$-	(4,050,428)	$(358,629)

Common stock issued for common stock payable:
Conversion of debentures	9,000,000	9,000	891,000	-	-	900,000
Compensation of officers	130,333	130	91,870	-	-	92,000
Interest	37,168	37	22,239	-	-	22,276
Mineral interests	25,000	25	2,225	-	-	2,250
Common stock issued upon conversion of debentures	833,334	833	249,167	-	-	250,000
Common stock issued at $0.40 per share	894,614	895	356,951	-	-	357,846
Stock-based compensation	-	-	708,521	-	-	708,521
Options issued for mining interests	-	-	10,500	-	-	10,500
Common stock issued for mining interests	25,000	25	10,475	-	-	10,500
Common stock issued for interest	486	1	145	-	-	146
Common stock issued in consideration of services	55,000	55	19,595	-	-	19,650
Common stock issued for exercise of warrants	7,593,233	7,593	1,131,392	-	-	1,138,985
Relative fair value of warrants issued with debentures	-	-	119,821	-	-	119,821
Net loss			-	-	(2,132,085)	(2,132,085)
BALANCE, APRIL 30, 2013	30,612,501	$30,612	$7,293,682	$-	$(6,182,513)	$1,141,781

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASHFLOWS

	For the Year Ended April 30, 2013	For the Year Ended April 30, 2012	For the period from December 8, 2006 (inception) to April 30, 2013 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,132,085)	$(3,383,040)	$(6,182,514)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for interest	146	-	146
Common stock issued in consideration of services	19,650	72,750	92,400
Stock based compensation	708,521	260,126	968,647
Interest expense from debt discounts	119,821	754,600	874,421
Loss on extinguishment of debt	-	1,639,575	1,639,575
Depreciation	5,915	1,350	7,265
Changes in assets and liabilities:
Prepaid expenses	65,072	(133,554)	(68,482)
Accounts payable	(31,455)	27,544	28,997
Other accrued expenses	2,200	46,476	48,677
Net cash used by operating activities	(1,242,215)	(714,173)	(2,590,868)

CASH FLOW FROM INVESTING ACTIVITIES
Payments related to mining interests	(41,000)	(51,000)	(217,000)
Purchase of equipment	(1,986)	(27,007)	(28,993)
Restricted cash as collateral for exploration bonds	-	(21,600)	(21,600)
Net cash used by investing activities	(42,986)	(99,607)	(267,593)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of stock	357,846	-	959,346
Proceeds exercise of warrants	804,986	202,500	1,137,486
Proceeds from convertible debentures and warrants	250,000	719,600	969,600
Proceeds from short-term notes, related party	30,000	105,400	175,600
Repayment of short-term notes, related party	(30,000)	-	(30,000)
Net cash provided by financing activities	1,412,833	1,027,500	3,212,032

Net increase in cash	127,631	213,720	353,571

CASH AT BEGINNING OF PERIOD	225,940	12,220	-

CASH AT END OF PERIOD	$353,571	$225,940	$353,571

SUPPLEMENTAL CASH FLOW DISLCOSURES:
Interest paid in cash	$313	$4,548	$4,777

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Options to purchase common stock issued for mining interests	$10,500	$42,250	$111,249
Common stock payable/issued for mining interests	12,750	2,250	37,000
Short term notes, related party converted to debenture	-	145,400	145,400
Debentures converted to common stock payable	250,000	900,000	1,150,000
Accrued interest paid with common stock payable	-	22,276	22,276
Executive compensation paid with common stock payable	-	92,000	92,000
Common stock issued for receivable from sale of stock	334,000	-	334,000
Common stock issued for common stock payable	1,016,326	-	1,016,326

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASHFLOWS

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the "Company") was initially incorporated as Elan Development, Inc., in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada but the Company is currently focusing on gold-bearing properties in Nevada.

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

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASHFLOWS

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

Mining Interests and Mineral Exploration Expenditures

Exploration costs are expensed in the period in which they occur. The Company capitalizes costs for acquiring and leasing mining properties and expenses costs to maintain mineral rights as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mining interests are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

Equipment

Equipment are stated at cost. Depreciation of equipment is calculated using the straight-line method over the estimated useful lives of the assets, which ranges from three to seven years.  Maintenance and repairs are charged to operations as incurred. Significant improvements are capitalized and depreciated over the useful life of the assets. Gains or losses on disposition or retirement of property and equipment are recognized in operating expenses.

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

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASHFLOWS

Loss Per Share

Basic Earnings Per Share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities for the years ended April 30, 2013 and 2012, would be as follows:

	2013	2012

Stock options	2,523,000	805,000
Warrants	1,727,948	7,690,000
Total possible dilution	4,250,948	8,495,000

At April 30, 2013 and 2012, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

NOTE 3 – RECEIVABLE FROM SALE OF STOCK

As of April 30, 2013, certain shareholders gave written notice of their intent to exercise 2,226,667 share purchase warrants at $0.15 per share.  Proceeds of $334,000 were not received until shortly after year end.

NOTE 4 – PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at April 30, 2013 and 2012:

	April 30, 2013	April 30, 2012
Exploration expense	41,849	$92,424
Legal retainer	-	15,000
Directors and officers liability insurance	26,633	26,130
Total	$68,842	$133,554

At April 30, 2013, exploration expense was prepaid as deposit on unbilled drilling activity.  The prepaid balance will be reduced as invoices are applied to ongoing drilling and exploration activities in the future which the Company expects to recognize as exploration expense during the remainder of its fiscal year ending April 30, 2014.

NOTE 5 – EQUIPMENT AND MINING INTERESTS

The following is a summary of the Company's equipment and mining interests at April 30, 2013 and 2012, respectively:

	2013	2012

Equipment	$28,992	$27,007
Less accumulated depreciation	(7,266)	(1,351)

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASHFLOWS

Equipment, net of accumulated depreciation	21,726	25,656
Mining interests	362,999	300,999
Total	$384,725	$326,655

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

The Excalibur Agreement requires cash payments, from the Company to MinQuest, totaling $100,000 over five (5) years and the issuance, to MinQuest, of 200,000 stock options based on “fair market price” over the same five-year period.  The Company also agreed to make work commitments, on the Property, of $275,000 over the same 5 year period.  Following the fifth anniversary, if the Company has made all cash payments, issued all required options and all of the required work commitments have been met, the Company shall receive, from MinQuest, a quitclaim for 100% interest in the Property with MinQuest reserving a 3% Net Smelter Return.   The Excalibur Property Option Agreement was amended on January 30, 2012 revising the payment date of the final required expenditure to August 31, 2012 and thereafter amended on August 31, 2012 extending the payment date of the final expenditure to August 31, 2013.  The Excalibur Property Option Agreement was subsequently amended on September 7, 2012, revising the payment date on the final required expenditure to October 31, 2013.  The schedule of remaining annual payments, minimum expenditures and number of stock options to be issued pursuant to the Excalibur Property agreement is as follows:

	Required expenditure	Payment to optioner	Annual stock option obligation

October 31, 2013	$100,000	$20,000	50,000
Total	$100,000	$20,000	50,000

The Longstreet Property

On January 15, 2010, the Company signed an option agreement (the “Longstreet Agreement”) for the Sole Exclusive Rights to lease and obtain the option to acquire 60 unpatented mining claims totaling approximately 490 hectares known as the “Longstreet Property.”  On July 9, 2010, the Company and MinQuest entered into an amending agreement to add an additional 10 claims and expanding the total to 70 claims, all of which are unpatented. In addition, Star Gold reimburses MinQuest for 5 claims leased from a third party, Roy Clifford.

The terms of the Longstreet Agreement included an initial cash payment, MinQuest, of $20,000, issuance, to MinQuest, of 25,000 common shares and 25,000 stock options based on “fair market price.”  The Longstreet Agreement terms also include cash payments, to MinQuest, totaling $250,000 payable over seven (7) years and the issuance of 175,000 common shares and 175,000 stock options based on “fair market price” over the same 7 year period.  The Company also agreed to make work commitments totaling  $3,550,000 over the same 7 year period.  Following the seventh anniversary of the agreement, if all terms have been met, the Company shall receive a quitclaim deed for a 100% interest in the property with MinQuest retaining a 3% Net Smelter Return.

The schedule of remaining annual payments, minimum expenditures and number of stock options to be issued pursuant to the Longstreet Agreement is as follows:

	Required expenditure	Payment to optioner	Annual stock option obligation	Annual stock grant obligation

January 15, 2014	$450,000	$36,000	25,000	25,000
January 15, 2015	550,000	56,000	25,000	25,000
January 15, 2016	750,000	56,000	25,000	25,000
January 15, 2017	1,000,000	56,000	25,000	25,000

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASHFLOWS

$2,750,000	$204,000	100,000	100,000

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

	Required expenditure	Payment to Optioner

July 7, 2013	$-	$5,000
August 31, 2013	20,000	-
July 7, 2014	10,000	5,000
July 7, 2015	10,000	5,000
July 7, 2016	10,000	5,000
July 7, 2017	10,000	5,000
Total	$60,000	$25,000

The following is a summary of capitalized mineral interests as of April 30, 2013 and April 30, 2012, respectively:

	April 30, 2013	April 30, 2012
Longstreet Property	$171,499	$114,499
Excalibur Property	176,500	176,500
Jet Property	15,000	10,000
Total	$362,999	$300,999

NOTE 6 - INCOME TAXES

The components of the Company's deferred tax asset is as follows:

	April 30,
	2013	2012
Deferred tax asset:
Exploration costs	$403,509	$156,806
Property and equipment, net of accumulated depreciation	336	459
Stock-based compensation	131,945	20,359
Charitable contribution carryover	1,339	1,218
Federal operating net losses	586,931	351,434
Deferred tax assets	1,124,060	530,277
Deferred tax liability:	-	-

Net deferred tax asset	1,124,060	530,277
Less valuation allowance	(1,124,060)	(530,277)
Deferred tax asset	$-	$-

There was no income tax expense for the years ended April 30, 2013 and 2012 due to the Company’s net losses.  Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at April 30, 2013 and 2012.  The Company utilizes an effective federal tax rate of 35%.  There is no state tax effect.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASHFLOWS

A reconciliation between the statutory federal income tax rate and the Company's tax provision is as follows:

	April 30,
	2013		2012

Expected income tax benefit based on statutory rate	(746,229)	(35%)	$(1,184,064)	(35%)
Permanent differences
Extinguishment of debt			573,851	17%
Interest expense from debt discount	41,937	2%	264,110	8%
Stock issuance costs	210	-%
Share based compensation	140,062	7%
Meals and entertainment	1,461	-%	3,792	-%
Effect of state taxes	(31,224)	(2%)
Non-recognition due to increase in valuation account	593,783	28%	342,311	10%
Total income tax benefit	$-	-%	$-	-%

The Company has concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on its results of operations or financial position as of April 30, 2013 or 2012. Therefore, the Company does not have an accrual for uncertain tax positions as April 30, 2013 or 2012.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

At April 30, 2013 and 2012 respectively, the Company had federal net operating loss carry forwards of approximately $1,630,364 and  $1,004,096 which will expire in fiscal years ending April 30, 2029 through April 30, 2032.

NOTE 7– RELATED PARTY TRANSACTIONS

On September 1, 2011, the Company moved its offices to Coeur d’Alene, Idaho and leased office space for $2,500 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company President. For the year ended April 30, 2013 and 2012, $34,693 and $23,348, respectively, was paid to this related entity inclusive of the Company’s pro-rata share of common expenses.

During the year ended April 30, 2012, the Company entered into a series of short term promissory notes, with the spouse of the Company’s then President (and current Chairman of the Board) Lindsay Gorrill, in the amount of $145,400.  The notes matured October 1, November 1, December 1, 2011 and January 1, 2012 and bore interest at 12% per annum and were subsequently extended at the payor's option for an additional six months each.  The Company recognized interest expense of $4,415 year ended April 30, 2012.  Accrued interest of $5,816 was paid through issuance of 9,693 shares of common stock at $0.60 per share which approximated fair value of the shares at the date of issuance and is included in “Common stock payable” on the Company’s balance sheet at April 30, 2012.

On or about February 17, 2012, the balance of the short term promissory notes were subsequently converted into debentures as discussed in Note 8.

NOTE 8 - CONVERTIBLE DEBENTURES

On February 17 and 24, 2012, the Company issued a total of $900,000 in five percent (5%) convertible debentures which were due one (1) year after their original issue date and were convertible into a total of 9,000,000 shares of the Company’s common stock at the conversion price of $.10 per share.  In connection with the issuance the Company issued common stock purchase warrants convertible into a total of 9,000,000 shares of the Company’s common stock at the exercise price of $.15 per share.  The warrants were scheduled to expire one (1) year from their original issue date; the exercise expiration date was subsequently extended as set forth in Note 11 below.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASHFLOWS

Management recognized a debt discount of $667,571 representing the relative fair value of the detachable warrants, to be amortized over the term of the associated debt.  Management determined the fair value of the detachable warrants using a Black-Scholes pricing model with the following inputs:

	February 17, 2012	February 24, 2012
Stock price	$0.60	$1.15
Exercise price	$0.15	$0.15
Expected life	1 year	1 year
Weighted average volatility	373.9%	376.2%
Risk-free rate	0.18%	0.18%

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

$145,400 of related-party short term promissory notes (see Note 7) were converted into the debentures February 17, 2012. The Company has considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the  conversion of the related-party short term promissory notes and concluded that it constituted a substantial modification and therefore was accounted for as an extinguishment of debt.  During the year ended April 30, 2012, the Company recognized a loss on extinguishment of the short term promissory notes of $1,639,575 representing the difference between the fair value of the debt and warrants and the carrying value of the original notes.

On April 30, 2012, the Company elected to convert all of the outstanding debentures issued on February 17, 2012, into common shares pursuant to the terms of the debentures.  Therefore, all remaining debt discount was recognized as an expense as of that date.

On June 18, 2012, the Company closed on a private placement.  The placement consisted of issuing two hundred fifty thousand dollars ($250,000) in five percent (5%) convertible debentures.  The debentures were due one (1) year from their original issue date and were convertible into a total of 833,334 shares of the Company’s common stock, at the conversion price of $.30 per share, at any time before maturity, solely at the option of the Company.  The placement also included the issuance of warrants to the debenture holders, giving the holders thereof the ability to purchase, at the exercise price of $.75 per share, one (1) share of common stock of the Company for each share of Company’s common stock issuable to the holder upon conversion of the debentures issued in conjunction with the warrants.  The warrants expire two (2) years from their original issue date.

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

NOTE 9 - COMMON STOCK PAYABLE

On April 30, 2012, the Company elected to convert all convertible debentures (Note 8) into 9,000,000 shares of the Company's common stock at the conversion price of $0.10 per share as per terms of the debenture agreement.  The Company also elected to convert $22,276 of accrued interest associated with the debentures to 27,434 shares of common stock at $0.60 per share which approximated fair value of the shares at the date of conversion.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASHFLOWS

As per terms of their respective employment agreements, the Company authorized the issuance of common stock to executives and management for accrued compensation through April 30, 2012 of $92,000 or 130,333 shares of common stock valued at $0.71 per share which is the average end of month closing price for the period in which compensation was earned.  The shares were issued June 1, 2012.

NOTE 10 - REVERSE STOCK SPLIT

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

NOTE 11 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted Average Exercise Price	Expiration Date

Outstanding at April 30, 2011	131,667	$1.75
Issued	9,000,000	0.15	April 30, 2013
Exercised	(1,350,000)	(0.15)
Expired	(91,667)	1.20
Outstanding at April 30, 2012	7,690,000	$0.16
Issued	1,727,948	0.67	January 18, 2015
Exercised	(7,593,233)	(0.15)
Expired	(96,767)	(1.33)
Outstanding at April 30, 2013	1,727,948	$0.67

In February, 2012, the Company closed a private placement in which it issued $900,000 in 5% convertible debentures, and warrants to purchase common stock of the Company at the price of $.15 per share.  As of February 17, 2013, some of those warrants were still outstanding and were scheduled to expire on February 17, 2013.  On February 17, 2013, the Board of Directors voted to extend the expiration date, for all remaining outstanding warrants issued as part of the February 2012 offering, until April 30, 2013.  All other terms of the warrants remained the same.

NOTE 12 - STOCK OPTIONS

In consideration for mining interests on several properties (see Note 5), the Company is obligated to issue a total of 400,000 stock options based on "fair market price" which is considered to be the closing price of the Company's common stock on the grant dates.

The Company has estimated the fair value of these option grants using the Black-Scholes model for years ended April 30, 2013 and 2012, respectively, with the following information and range of assumptions:

	April 30, 2013	April 30, 2012
Options issued	25,000	75,000
Weighted average volatility	326.4%	373.8%
Expected dividends	-	-
Expected term (years)	10.00	3.00
Risk-free rate	1.86%	2.5%

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASHFLOWS

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties:

	For year ended April 30, 2013		For the year ended April 30, 2012
	Shares	Price (a)	Shares	Price (a)

Beginning balance outstanding	275,000	$0.36	200,000	$0.28
Issued	25,000	0.42	75,000	0.56
Expired	-	-	-	-
Exercised	-	-	-	-
Ending balance outstanding	300,000	$0.37	275,000	$0.36

(a)

Weighted average exercise price per share.

Future stock option obligations under the terms of property agreements detailed in Note 5 are as follows:

Fiscal year ending April 30,	Stock Options
2014	25,000
2015	25,000
2016	25,000
2017	25,000
100,000

As per an agreement fully executed on October 3, 2012, in consideration for consulting and advisory services rendered, the Company is obligated to issue a total of 1,000 stock options based on 5 day variable weighted-average price (VWAP) at the end of each month of the associated consulting contract.  The consultant options vest on the first day of the following month of service and are exercisable for a period of six months following the termination of the agreement.  The Company has estimated the fair value of these option grants using the Black-Scholes model for the year ended April 30, 2013, with the following information and range of assumptions:

Options issued	8,000
Weighted average volatility range	364.9% to 473.9%
Expected dividends	-
Expected term (years)	1.00
Risk-free rate	0.14% to 0.18%

The following is a summary of the Company’s options issued and outstanding associated with certain consulting agreements:

	April 30, 2013
	Shares	Price (a)
Beginning balance outstanding	-	-
Issued	8,000	$0.46
Expired or forfeited	-	-
Exercised	-	-
Ending balance outstanding	8,000	$0.46

(a)

Weighted average exercise price per share.

The fair value of the consultant options issued as of April 30, 2013 was $4,400.  Total charged against operations under the option grants for consulting services was $3,583 for the year ended April 30, 2013.  These costs are classified under management and administrative expense.

The Company established the 2011 Stock Option/Restricted Stock Plan.  The Stock Option Plan is administered by the Board of Directors and provides for the grant of stock options to eligible individual including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASHFLOWS

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

The fair value of each option award was estimated on the date of the grant using the information and assumptions noted in the following table:

	May 30, 2011	March 22, 2012	June 18, 2012

Options issued	326,666	236,667	1,725,000
Exercise price	$0.90	$0.78	$0.30
Weighted average volatility	276.1%	350.2%	302.2%
Expected dividends	-	-	-
Expected term (years)	3.1	3.1	3.1
Risk-free rate	3.07%	0.56%	0.41%

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	Year ended April 30, 2013		Year ended April 30, 2012
	Shares	Price (a)	Shares	Price (a)
Beginning balance outstanding (b)	530,000	$0.83	266,667	$1.80
Granted	1,725,000	0.30	563,333	$0.84
Forfeited or rescinded	(40,000)	0.51	(300,000)	($1.70)
Exercised	-	-	-	-
Ending balance outstanding	2,215,000	$0.43	530,000	$0.83

(a)

Weighted average exercise price per share.

(b)

The options were granted to employees, management and advisors by the Board of Directors and had vesting periods from immediate to three years.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of April 30, 2013:

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASHFLOWS

	Options Outstanding			Options Exercisable
Date of Grant	Shares	Price (a)	Life (b)	Shares	Price (a)

May 27, 2011	283,333	$0.90	8.50	283,333	$0.90
March 22, 2012	231,667	$0.78	8.90	113,357	$0.78
June 18, 2012	1,700,000	$0.30	9.14	1,700,000	$0.30
Total options	2,215,000		9.03	2,096,690

The total value of the stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of April 30, 2013, total unrecognized compensation cost related to stock-based options and awards is $88,209 and the related weighted average period over which it is expected to be recognized is approximately .40 years. There are 2,096,690 options vested under the Plan at April 30, 2013, and 118,310 unvested options as of the same date.

The average remaining contractual term of the options both outstanding and exercisable at April 30, 2013 was 9.03 years.  No options were exercised during the year ended April 30, 2013.

Total compensation charged against operations under the plan for employees and advisors was $780,521 and $168,150 for the years ended April 30, 2013 and 2012, respectively.  These costs are classified under management and administrative expense.

The aggregate intrinsic value of options exercisable at April 30, 2013, was $481,220 based on the Company's closing price of $0.55 per common share at April 30, 2013.  The Company's current policy is to issue new shares to satisfy option exercises.

The following is a summary of the Company’s stock options outstanding:

	Shares	Weighted Average Exercise Price	Expiration Date

Stock options issued in conjunction with mineral interest agreements	300,000	$0.37	April 11, 2019 through Jan 15, 2023
Stock options issued pursuant to 2011 Stock Option Plan	2,215,000	0.43	May 30, 2021 through June 18, 2022
Stock options issued in lieu of cash for services	8,000	0.46	Oct 1, 2013 through January 1, 2014
Outstanding at April 30, 2013	2,523,000	$0.42

Total vested stock options	2,404,690	$0.42

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

The table below details common shares issued for the year ended April 30, 2012:

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASHFLOWS

Date	Debenture Conversion	Private Placement	Interest	Exercise of warrants	Compensation for services	Mining interests	Share Price	Shares issued
September 1, 2011	$ -	$ -	$ -	$ -	$ 9,000	$ -	$ 0.36	25,000
October 1, 2011	-	-	-	-	9,000	-	0.36	25,000
November 1, 2011	-	-	-	-	9,000	-	0.36	25,000
December 1, 2011	-	-	-	-	9,000	-	0.36	25,000
January 1, 2012	-	-	-	-	9,000	-	0.36	25,000
February 1, 2012	-	-	-	-	9,000	-	0.36	25,000
March 1, 2012	-	-	-	-	18,750	-	0.75	25,000
March 23, 2012	-	-	-	150,000	-	-	0.15	1,000,000
April 12, 2012	-	-	-	37,500	-	-	0.15	250,000
April 20, 2012	-	-	-	15,000	-	-	0.15	100,000
	$ -	$ -	$ -	$202,500	$ 72,750	$ -		1,525,000

The table below details common shares issued for the year ended April 30, 2013:

Date	Debenture Conversion	Private Placement	Interest	Exercise of warrants	Compensation for services	Mining interests	Share Price	Shares issued
May 10, 2012	$ 900,000	$ -	$ -	$ -	$ -	$ -	$ 0.15	9,000,000
May 10, 2012	-	-	16,461	-	-	-	0.60	27,475
May 16, 2012	-	-	-	37,500	-	-	0.15	250,000
May 25, 2012	-	-	-	30,000	-	-	0.15	200,000
June 1, 2012	-	-	-	-	92,000	-	0.71	130,333
June 6, 2012	-	-	-	-	-	2,250	0.09	25,000
June 13, 2012	-	-	-	4,500	-	-	0.15	30,000
June 15, 2012	-	-	-	50,000	-	-	0.15	333,333
June 27, 2012	50,000	-	-	-	-	-	0.30	166,667
June 27, 2012	-	-	146	-	-	-	0.30	486
August 20, 2012	-	-	-	7,500	-	-	0.15	50,000
August 22, 2012	200,000	-	-	-	-	-	0.30	666,667
September 5, 2012	-	-	-	45,000	-	-	0.15	300,000
September 5, 2012	-	-	5,815	-	-	-	0.60	9,693
October 12, 2012	-	-	-	18,000	-	-	0.15	120,000
October 29, 2012	-	-	-	39,231	-	-	0.15	261,543
October 30, 2012	-	-	-	25,000	-	-	0.15	166,666
January 15, 2013	-	-	-	-	-	10,500	0.42	25,000
January 18, 2013	-	357,846	-	-	-	-	0.40	894,614
February 14, 2013	-	-	-	43,560	-	-	0.15	290,398
February 15, 2013	-	-	-	215,798	-	-	0.15	1,438,653
February 22, 2013	-	-	-	-	7,000	-	0.35	20,000
March 18, 2013	-	-	-	-	3,900	-	0.39	10,000
April 10, 2013	-	-	-	25,796	-	-	0.15	171,973
April 28, 2013	-	-	-	-	8,750	-	0.35	25,000
April 29, 2013	-	-	-	77,000	-	-	0.15	513,334
April 30, 2013	-	-	-	520,100	-	-	0.15	3,467,333
	$ 1,150,000	$ 357,846	$22,422	$1,138,985	$ 111,650	$12,750		18,594,168

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASHFLOWS

NOTE 14 -SUBSEQUENT EVENTS

On May 22, 2013 the Board of Directors authorized the grant of 675,000 options to purchase shares of common stock of the Company to various directors, officers and consultants.  The options have a strike price of $0.30 which approximates the fair market value of the Company's common equity on the date of the grant based on the closing price as quoted by the National Quotation Bureau on the day of grant.  The Company will recognize stock option expense related to these grants in subsequent periods.

On July 12, 2013, the Jet Property Option Agreement was amended revising the payment date of the required 2013 expenditure from August 31, 2013 to October 31, 2014.

On July 12, 2013, the Excalibur Property Option Agreement was amended revising the payment date of the final required expenditure from August 31, 2013 to October 31, 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the years ended April 30, 2013 and 2012 there were no disagreements with DMT on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the years ended April 30, 2013 and 2012, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.   Management is currently evaluating avenues for mitigating the Company's internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and  future existence  of the organization, Since the Company has not generated any significant revenues,  the Company is limited in its options for  remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of April 30, 2013.

Changes in internal controls over financial reporting

None

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company's executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	51	Chairman of the Board
David Segelov	46	President and Director
Kelly Stopher	50	Chief Financial Officer and Corporate Secretary/Treasurer
Ian Falconer	83	Director
Scott Jenkins	61	Director
Edwin Ullmer	71	Director

Set forth below is a brief description of the background and business experience of the Company's officers and directors:

Lindsay E. Gorrill - Chairman

Mr. Lindsay Gorrill is a Chartered Accountant and has university degrees in Finance and Marketing from Simon Fraser University. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Mr. Gorrill currently serves as Chairman of the Company’s Board of Directors and previously served as President, Chief Financial Officer and Treasurer between 2006 and 2010.  He has also served in one or more of the roles of President, Chief Executive Officer and Treasurer of JayHawk Energy, Inc., a company quoted on the OTC Bulletin Board since July 2007 and currently serves only as the Chairman of the Board of JayHawk.  Mr. Gorrill has also served as a member of the board of directors of Yaterra Ventures Corp, a company quoted on the OTC Bulletin Board since August 2008.  He has served as President, Chief Operating Officer and as a member of the board of directors of Berkley Resources Inc., a company listed on the TSX Venture Exchange, since July 2004, and is currently only a director. Additionally, since April 2009, Mr. Gorrill has served as President, Chief Executive Officer and Chief Financial Officer of Canada Fluorspar Inc., a company listed on the TSX Venture Exchange.  He has also been a member of the board of directors of Dear Horn Metals (formerly Golden Odyssey Mining Inc.), a TSX Venture Exchange listed company since September 2009.

David Segelov – President, Chief Executive Officer and Director

Mr David Segelov is a Chartered Financial Analyst (CFA) and has a Masters of Business Administration from Columbia University in New York. He holds a law degree from Sydney University. He is the sole partner of Reverse Swing Capital (“Reverse Swing”) which is a financial consulting firm.  In 2012 Mr. Segelov suspended operations of Reverse Swing in order to devote all of his professional working time to Star Gold Corp.  Reverse Swing Capital previously provided financial analysis of investments and ideas for hedge funds in New York with a primary focus on resource companies (with an expertise in gold investments) in the USA, Australia and Canada. Prior to Reverse Swing Capital, he was analyst at various hedge funds including Para Partners in New York for five years. He holds no executive or management positions with any other public company.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company's equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based on the Company's review of the copies of such forms received by it, other than as described below, no other reports were required for those persons. The Company believes that, during the year ended April 30, 2013, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company's named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2013:

	Salary ($)	Bonus (a) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Lindsay Gorrill, Chairman
2013	-	$25,019	-	$265,912	-	-	-	$290,931
2012	20,000	-	40,000	69,484	-	-	-	129,484
2011	30,000	-	-	-	-	-		30,000
2010	12,500	-	-	-	-	-		12,500

David Segelov, President and Director
2013	-	$20,015	-	$148,837	-	-	-	$168,852
2012	-	-	32,000	-	-	-	-	32,000

Kelly Stopher Chief Financial Officer
2013	$35,000	$12,510	-	$106,909	-	-	-	$154,419
2012	6,000	-	20,000	34,742	-	-	-	60,742
2011	24,818	-	-	-	-	-	-	24,818

Scott Jenkins, Director
2013	$55,000	-	-	$77,196	-	-	-	$132,196
2012		9,500	-	27,354	-	-	3,600	40,454
2011		-	-	-	-	-	1,950	1,950
2010		-	-	-	-	-	-

Ed Ullmer, Director
2013	-	-	-	$54,925	-	-	-	$54,925
2012		-	-	19,966	-	-	-	19,966
2011		-	-	-	-	-	1,250	1,250

Ian Falconer, Director
2013	-	-	-	$29,768	-	-	-	$29,768

(a)

Certain officers received a one-time cash bonus to compensate for the income tax effects of stock awards granted.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2013, the Company did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

The Company has employment contracts with its Chairman, President, Chief Financial Officer and Director of Exploration which contain termination of employment and/or change-in-control provisions and which may be viewed on the SEC’s website at www.sec.gov.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Lindsay Gorrill, 611 E. Sherman Avenue, Coeur d'Alene, ID	10,514,744(1)	34.3%
Common stock	David Segelov, 611 E. Sherman Avenue, Coeur d' Alene, ID	197,398	0.6%
Common stock	Kelly Stopher, 611 E. Sherman Avenue, Coeur d' Alene, ID	428,810	1.4%
Common stock	Ian Falconer, 611 E. Sherman Avenue, Coeur d'Alene, ID	1,069,812	3.5%
Common stock	Scott Jenkins, Tonopah, NV	-	-
Common stock	Ed Ullmer, Denver, CO	-	-
Common stock	All Directors and Officers as a Group	12,210,764	39.8%

5% STOCKHOLDERS
Common stock	Lindsay Gorrill	10,514,744(1)	34.3%

(1) Includes 6,802,134 shares held directly in shareholders name, and 3,712,610 shares held in name of shareholders spouse.

|

Notes:
(1)

Based on 30,612,501 shares of the Company's common stock issued and outstanding as of July 25, 2013, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2013

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described elsewhere in this report on Form 10-K, none of the following parties has, since the Company's date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 14.

PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2013 and 2012 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of the financial statements included the Company's Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal year end April 30, 2013	Fiscal year end April 30, 2012

Audit fees	$33,426	$40,138
Audit related fees	-	Nil
Tax fees	2,321	Nil
All other fees	-	1,115
Total	$35,747	$41,253

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

STAR GOLD CORP.

Date:	July 29, 2013		/s/ David Segelov

		By:	David Segelov
President and Director
(Principal Executive Officer)

Date:	July 29, 2013		/s/ Kelly J. Stopher

		By:	Kelly J. Stopher
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 29, 2013	By:	/s/David Segelov

President and Director
(Principal Executive Officer )

Date:	July 29, 2013		/s/ Kelly J. Stopher

		By:	Kelly J. Stopher
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)