Form 10-K/A
period 2013-04-30
Star Gold Corp.
filed 2013-07-31
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

     AND RELATED STOCKHOLDER MATTERS

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

     INDEPENDENCE.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. - EXHIBITS

     SIGNATURES

Purpose of Amendment

The Company is filing this Amendment No. 1 to its Annual Report on Form 10K, filed with the SEC July 30, 2013, solely for the purpose of correcting formatting within the financial statements and notes thereto.  No information has been changed.

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

APRIL 30, 2013

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

APRIL 30, 2013

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

APRIL 30, 2013

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

NOTE 5 – EQUIPMENT AND MINING INTERESTS

The following is a summary of the Company's equipment and mining interests at April 30, 2013 and 2012, respectively:

	2013	2012

Equipment	$28,992	$27,007
Less accumulated depreciation	(7,266)	(1,351)
Equipment, net of accumulated depreciation	21,726	25,656

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2013

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

APRIL 30, 2013

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

APRIL 30, 2013

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

APRIL 30, 2013

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

APRIL 30, 2013

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

APRIL 30, 2013

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

APRIL 30, 2013

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

APRIL 30, 2013

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

APRIL 30, 2013

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

APRIL 30, 2013

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