Form 10-Q
period 2013-07-31
Star Gold Corp.
filed 2013-09-16
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2013

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

As of September 13, 2013 there were 30,612,501 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT JULY 31, 2013 AND APRIL 30, 2013

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012, AND FOR THE PERIOD FROM DECEMBER 8, 2006 (INCEPTION) TO JULY 31, 2013

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012, AND FOR THE PERIOD FROM DECEMBER 8, 2006 (INCEPTION) TO JULY 31, 2013

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	July 31, 2013	April 30, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 189,741	$ 353,571
Receivable from sale of stock	-	334,000
Prepaid expenses	19,623	68,482
TOTAL CURRENT ASSETS	209,364	756,053
EQUIPMENT AND MININIG INTERESTS, net (NOTE 5)	397,247	384,725
OTHER LONG-TERM ASSETS	21,600	21,600
TOTAL ASSETS	$ 628,211	$ 1,162,378
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 16,544	$ 8,897
Other accrued liabilities	12,948	11,700
TOTAL CURRENT LIABILITIES	29,492	20,597
TOTAL LIABILITIES	29,492	20,597
COMMITMENTS AND CONTINGENCIES (NOTE 5)	-	-
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 30,612,501 shares issued and outstanding.	30,612	30,612
Additional paid-in capital	7,343,761	7,293,682
Accumulated deficit	(6,775,654)	(6,182,513)
TOTAL STOCKHOLDERS' EQUITY	598,719	1,141,781
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 628,211	$ 1,162,378

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended July 31,		For the period from December 6, 2008 (inception) to July 31, 2013
	2013	2012
REVENUE	$ -	$ -	$ -
COST OF REVENUE	-	-	-
GROSS PROFIT	-	-	-
OPERATING EXPENSE
Mineral exploration expense	461,342	168,615	1,803,776
Legal and professional fees	38,197	53,462	581,761
Management and administrative	91,477	289,369	1,813,632
Depreciation	1,478	1,367	8,743
Directors fees	750	-	12,950
TOTAL OPERATING EXPENSES	593,244	512,813	4,220,862
LOSS FROM OPERATIONS	(593,244)	(512,813)	(4,220,862)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	-	-	(1,639,575)
Amortization of debt discount	-	(119,821)	(874,421)
Financing expense	-	-	(13,700)
Interest income (expense)	103	(114)	(27,096)
TOTAL OTHER INCOME (EXPENSE)	103	(119,935)	(2,554,792)

NET LOSS BEFORE INCOME TAXES	(593,141)	(632,748)	(6,775,654)

Provision for income taxes	-	-	-

NET LOSS	$ (593,141)	$ (632,748)	$ (6,775,654)

Basic and diluted loss per share	$ (0.02)	$ (0.03)

Basic and diluted weighted average number shares outstanding	30,612,501	20,706,230

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended July 31,		For the period from December 6, 2008 (inception) to July 31, 2013
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (593,141)	$ (632,748)	$ (6,775,655)
Adjustments to reconcile net loss to cash used by operating activities
Common stock issued in lieu of interest	-	146	146
Common stock issued in consideration of services	-	-	92,400
Stock based compensation	50,079	193,384	1,018,726
Interest expense from debt discounts	-	119,821	874,421
Loss on extinguishment of debt	-	-	1,639,575
Depreciation	1,478	1,367	8,743
Changes in assets and liabilities:
Prepaid expenses	48,859	(205,209)	(19,623)
Receivable from sale of stock	334,000	-	334,000
Accounts payable	7,647	(13,111)	36,644
Other accrued expenses	1,248	70,933	49,925
Net cash used by operating activities	(149,830)	(465,417)	(2,740,698)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(14,000)	(11,000)	(231,000)
Purchase of equipment	-	(1,986)	(28,993)
Restricted cash as collateral for exploration bonds	-	-	(21,600)
Net cash used by investing activities	(14,000)	(12,986)	(281,593)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	-	959,346
Proceeds from exercise of warrants	-	167,000	1,137,486
Proceeds from convertible debentures and warrants	-	250,000	969,600
Proceeds from short-term notes, related party	-	-	175,600
Repayment of short-term notes, related party	-	-	(30,000)
Net cash provided by financing activities	-	417,000	3,212,032
Net increase (decrease) in cash	(163,830)	(61,403)	189,741
CASH AT BEGINNING OF PERIOD	353,571	225,940	-
CASH AT END OF PERIOD	$ 189,741	$ 164,537	$ 189,741

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended July 31,		For the period from December 6, 2008 (inception) to July 31, 2013
	2013	2012
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Options to purchase common stock issued for mining interests	$ -	$ -	$ 111,249
Common stock payable/issued for mining interests	-	-	37,000
Short term notes, related party converted to debenture	-	-	145,400
Debentures converted to common stock payable	-	250,000	1,150,000
Accrued interest paid with common stock payable	-	-	22,276
Executive compensation paid with common stock payable	-	-	92,000
Common stock issued for receivable from sale of stock	-	-	334,000
Common stock issued for common stock payable	-	1,010,710	1,016,326

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2013

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

JULY 31, 2013

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

JULY 31, 2013

Loss Per Share

Basic Earnings Per Share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities for the years ended July 31, 2013 and 2012, would be as follows:

	July 31, 2013	July 31, 2012
Stock options	3,196,000	2,530,000
Warrants	1,727,948	7,410,001
Total Possible Dilution	4,923,948	9,940,001

At July 31, 2013 and 2012, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

NOTE 3 – RECEIVABLE FROM SALE OF STOCK

As of April 30, 2013, exercised 2,226,667 share purchase warrants at $0.15 per share.  Proceeds of $334,000 were received during the three months ended July 31, 2013.

NOTE 4 – PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at July 31, 2013 and April 30, 2013:

	July 31, 2013	April 30, 2013
Exploration expense	$ -	$ 41,849
Directors and officers liability insurance	19,623	26,633
Total prepaid expenses	$ 19,623	$ 68,482

At April 30, 2013, exploration expense was prepaid as deposit on unbilled drilling activity.  The prepaid balance was reduced as invoices were applied to ongoing drilling and exploration activities which the Company recognized as exploration expense during the three months ended July 31, 2013.

NOTE 5 – EQUIPMENT AND MINING INTERESTS

The following is a summary of the Company's equipment and mining interests at July 31, 2013 and April 30, 2013, respectively:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2013

	July 31, 2013	April 30, 2013
Equipment	$ 28,992	$ 28,992
Less accumulated depreciation	(8,744)	(7,266)
Equipment, net of accumulated depreciation	20,248	21,726
Mining interests	376,999	362,999
Total	$ 397,247	$ 384,725

The Longstreet Property

The schedule of remaining annual payments, minimum expenditures and number of stock options to be issued pursuant to the Longstreet Agreement is as follows:

	Required expenditure	Payment to optioner	Annual stock option obligation	Annual stock grant obligation
January 15, 2014	$ 450,000	$ 36,000	25,000	25,000
January 15, 2015	550,000	56,000	25,000	25,000
January 15, 2016	750,000	56,000	25,000	25,000
January 15, 2017	1,000,000	56,000	25,000	25,000
Total	$ 2,750,000	$ 204,000	100,000	100,000

The Company has performed substantially all required expenditures for the option agreement period ending January 15, 2014.

Excalibur Property

The Excalibur Property Option Agreement was amended on January 30, 2012 revising the payment date of the final required expenditure to August 31, 2012 and thereafter amended on August 31, 2012 extending the payment date of the final expenditure to August 31, 2013.  The Excalibur Property Option Agreement was subsequently amended on September 7, 2012, revising the payment date on the final required expenditure to October 31, 2013.  On July 12, 2013, the Excalibur Property Option Agreement was amended revising the payment date of the final required expenditure from October 31, 2013 to October 31, 2014.

The schedule of remaining minimum expenditures and number of stock options to be issued pursuant to the Excalibur Property agreement is as follows:

Required expenditure
October 31, 2013	$ -
October 31, 2014	100,000
Total	$ 100,000

The Jet Property

The Jet Property Option Agreement was amended on September 7, 2012 revising the payment date of the required 2013 expenditure from July 7, 2013 to August 31, 2013; the extension was granted only for the 2013 payment.   On July 12, 2013, the Jet Property Option Agreement was amended revising the payment date of the required 2013 expenditure from August 31, 2013 to August 31, 2014.

The schedule of remaining annual payments and minimum expenditures pursuant to the Jet Agreement is as follows:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2013

	Required expenditure	Payment to optioner
August 31, 2014	20,000	-
July 7, 2014	10,000	5,000
July 7, 2015	10,000	5,000
July 7, 2016	10,000	5,000
July 7, 2017	10,000	5,000
Total	$ 60,000	$ 20,000

The following is a summary of capitalized mineral interests as of July 31, 2013 and April 30, 2012, respectively:

	July 31, 2013	April 30, 2013
Longstreet Property	$ 180,499	$ 171,499
Excalibur Property	176,500	176,500
Jet Property	20,000	15,000
Total	$ 376,999	$ 362,999

NOTE 6– RELATED PARTY TRANSACTIONS

On September 1, 2011, the Company moved its offices to Coeur d’Alene, Idaho and leased office space for $2,500 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company President. For the three months ended July 31, 2013 and 2012, $8,413 and $8,539, respectively, was paid to this related entity inclusive of the Company’s pro-rata share of common expenses.

NOTE 7 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted Average Exercise Price		Expiration Date

Outstanding at April 30, 2012	7,690,000	$ 0.16
Issued - June 18, 2012	833,334	0.75		June 18, 2014
Issued - January 18, 2013	894,614	0.60	(a)	January 18, 2015
Exercised	(7,593,233)	(0.15)
Expired	(96,767)	(1.33)
Outstanding at April 30, 2013	1,727,948	$ 0.67
Issued	-
Exercised	-
Expired	-
Balance outstanding at July 31, 2013	1,727,948	$ 0.67
(a)	Exercise price is $0.60 per share during the first year and $0.80 during the second year.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2013

NOTE 8 - STOCK OPTIONS

Options issued for mining interests

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

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties:

	For the three months ended		For the year ended
	July 31, 2013		April 30, 2013
	Shares	Price(a)	Shares	Price(a)
Beginning balance, outstanding	300,000	$ 0.37	275,000	$ 0.36
Issued	-	-	25,000	0.42
Exercised	-	-	-	-
Expired	-	-	-	-
Balance outstanding	300,000	$ 0.37	300,000	$ 0.37

(a)

Weighted average exercise price per share

Future stock option obligations under the terms of property agreements detailed in Note 5 are as follows:

Fiscal year ending April 30,	Stock options
2014	25,000
2015	25,000
2016	25,000
2017	25,000
100,000

Options issued for consulting services

As per an agreement fully executed on October 3, 2012, in consideration for consulting and advisory services rendered, the Company is obligated to issue a total of 1,000 stock options based on 5 day variable weighted-average price (VWAP) at the end of each month of the associated consulting contract.  The consultant options vest on the first day of the following month of service and are exercisable for a period of six months following the termination of the agreement.  The Company has estimated the fair value of these option grants using the Black-Scholes model for the three months ended July 31, 2013 and the year ended April 30, 2013, respectively, with the following information and range of assumptions:

Options issued	11,000
Weighted average volatility	356.7% to 473.9%
Expected dividends	-
Expected term (years)	1
Risk-free rate	0.11% to 0.18%

The following is a summary of the Company’s options issued and outstanding associated with certain consulting agreements:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2013

	For the three months ended		For the year ended
	July 31, 2013		April 30, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	8,000	$ 0.46	-	$ -
Issued	3,000	0.45	8,000	0.46
Exercised	-	-	-	-
Expired	-	-	-	-
Balance outstanding	11,000	$ 0.46	8,000	$ 0.46
(a) Weighted average exercise price per share

The fair value of the consultant options issued for the year ended April 30, 2013 was $3,583.  Fair value of the option grants for consulting services was $1,141 for the three months ended July 31, 2013.  These costs are classified under management and administrative expense.

Options issued under the 2011 Stock Option/Restricted Plan

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

On May 22, 2013 the Board of Directors authorized the grant of 675,000 options to purchase shares of common stock of the Company to various directors, officers and consultants.  The options have a strike price of $0.29 based on the closing price of the Company’s common stock on the date of grant and vest over one year.

The fair value of each option award was estimated on the date of the grant using the information and assumptions noted in the following table:

	June 18, 2012	May 22, 2013
Options issued	1,725,000	675,000
Exercise price	$ 0.30	$ 0.29
Weighted average volatility	302.2%	336.7%
Expected dividends	-	-
Expected term (years)	3.1	3.1
Risk-free rate	0.41%	0.41%

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2013

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	For the three months ended		For the year ended
	July 31, 2013		April 30, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	2,215,000	$ 0.43	530,000	$ 0.83
Issued	675,000	0.29	1,725,000	0.30
Exercised	-		-
Forfeited or rescinded	(5,000)	(0.78)	(40,000)	(0.51)
Balance outstanding	2,885,000	$ 0.40	2,215,000	$ 0.43
(a) Weighted average exercise price per share

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of July 31, 2013:

	Options outstanding			Options exerciable
Date of Grant	Shares	Price (a)	Life	Shares	Price (a)

May 27, 2011	283,333	$ 0.90	7.83	283,333	$ 0.90
March 22, 2012	226,667	0.78	8.65	118,357	0.78
June 18, 2012	1,700,000	0.30	8.89	1,700,000	0.30
May 22, 2013	675,000	0.29	9.81	168,750	0.29

Total options	2,885,000	$ 0.40	8.98	2,270,440	$ 0.40

(a) Weighted average exercise price per share

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of July 31, 2013, total unrecognized compensation cost related to stock-based options and awards is $235,021 and the related weighted average period over which it is expected to be recognized is approximately .69 years.  There are 2,270,440 options vested under the Plan at July 31, 2013, and 619,560 unvested options as of the same date.

The average remaining contractual term of the options both outstanding and exercisable at July 31, 2013 was 8.98 years.  No options were exercised during the three months ended July 31, 2013.

Total compensation charged against operations under the plan for employees and advisors was $48,937 and $193,384 for the three months ended July 31, 2013 and 2012, respectively.  These costs are classified under management and administrative expense.

The following is a summary of the Company’s stock options outstanding and vested:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2013

	Shares	Weighted Average Exercise Price	Expiration Date

Options issued for mining interests	300,000	$ 0.37	April 11, 2019 through January 15, 2023 October 1, 2013 through July 31, 2014 May 30, 2021 through May 22, 2023
Options issued for consulting services	11,000	0.46
Options issued under the 2011 Stock Option/Restricted Plan	2,885,000	0.40
Outstanding at July 31, 2013	3,196,000	$ 0.40

Total vested stock options	2,581,440

The aggregate intrinsic value of options exercisable at July 31, 2013, was $388,951 based on the Company's closing price of $0.48 per common share at July 31, 2013.  The Company's current policy is to issue new shares to satisfy option exercises.

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

Star Gold Corp. currently leases with an option to acquire 113 unpatented mining claims (covering approximately 490 Hectares) located in the State of Nevada and known as the Longstreet Property.

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

•

Continue the advance exploration and pre-development program for the Longstreet Project.

•

Initiate metallurgical studies to further determine the leachability of the gold/silver mineralization.

•

Continue to explore possible collaboration with potential joint venture or capital partners to advance the project into the next phase of exploration and pre-production goals.

•

Update technical resource report to reflect most recent drilling program.

•

Initiate a technical study which focuses on the economic viability of the outlined pit.

Drilling Highlights – Main

The 2013 drilling program was designed to infill drill positions of the Main Zone which were not captured in the calculations of the Technical Report dated December 2012 issued by Agnarian Consultants.  Four (4) holes of the twenty drilled were outside the proposed pit area outlined in the February 2013 Technical Report Highlights.

Highlights of the drilling results can be found on the Star Gold website at http://www.stargoldcorp.com/news/2013-08-28.php .

The plan map can be found at  http://www.stargoldcorp.com/news/LSMain2013DrillingMap.pdf .

The drilling table can be found at http://www.stargoldcorp.com/news/LSMain2013DrillingTable.pdf .

At July 31, 2013, the Company had $189,741 cash on hand, and working capital of $179,872.  As such, the Company will require additional financing in the near future in order to meet current obligations and to continue our operations.  Currently, Star Gold Corp. does not have any financing arrangements in place and there are no assurances that it will be able to obtain sufficient financing on terms acceptable to the Company, if at all.

Management believes it can source additional capital in the investment markets in the coming months and years.  The Company may also consider other sources of funding, including joint-ventures, mergers or other alternate exploration and development arrangements.

Future liquidity and capital requirements depend on many factors including timing, cost and progress of the Company's exploration efforts.  The Company will consider additional public offerings, private placements of its debt and/or equity securities, mergers or debt financing instruments.

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

	Three months ended July 31,
	2013	2012
REVENUES	$ -	$ -

Mineral exploration expense	461,342	168,615
Legal and professional fees	38,197	53,462
Management and administrative	91,477	289,369
Depreciation	1,478	1,367
Directors fees	750	-
Other expense (income)	(103)	119,935
Total	$ 593,141	$ 632,748

Total expenses for the three months ended July 31, 2013 of $593,141 decreased $39,607 from total expenses of $632,748 for the comparable period ended July 31, 2012.

	Three months ended July 31,
SUMMARY OF MINERAL EXPLORATION EXPENSE	2013	2012
Drilling and field work	$ 235,604	$ 90,372
Geochemical analysis and metallurgy	46,277	2,289
Field consultants and payroll	75,937	66,671
Technical consultants	76,408	660
Claims	27,115	8,623
Total mineral exploration expense	$ 461,342	$ 168,615

Mineral exploration expense for the three months ended July 31, 2013 was $461,342 an increase of $292,727 over the three months ended July 31, 2012 expense of $168,615.  The increase in exploration expense is a result of performing and completing the Company’s primary drilling and exploration program earlier in the year than in the prior comparable period.

Claims expense for the three months ended July 31, 2013, increased $18,493 over the comparable period ended July 31, 2012, as a result of expansion of the boundaries of the Longstreet property.  The Company expects the additional claims to be a recurring expense of the Longstreet project.

	Three months ended July 31,
SUMMARY OF LEGAL AND PROFESSIONAL FEES	2013	2012
Audit and accounting	$ 27,528	$ 15,592
Legal fees	8,168	18,940
Public company expense	1,005	17,590
Investor relations	1,496	1,340
Total legal and professional fees	$ 38,197	$ 53,462

Legal and professional fees decreased $15,265 for the three months ended July 31, 2013 from the three months ended July 31, 2012.  Audit and accounting fees for the three months ended July 31, 2013, increased $11,936 compared to the three months ended July 31, 2012, as a result of more timely completion of the Company’s audit and 10-K filing.  The Company expects a relative offset in audit and accounting fees for the subsequent fiscal quarter.

	Three months ended July 31,
SUMMARY OF MANAGEMENT AND ADMINISTRATIVE EXPENSES	2013	2012
Auto and travel	$ 5,691	$ 5,332
General administrative and insurance	7,990	7,839
Management fees and payroll	18,343	73,200
Office and computer expense	1,096	1,885
Rent and lease expense	7,500	7,500
Stock option expense	50,079	193,384
Telephone and utilities	778	229
Total management and administrative expenses	$ 91,477	$ 289,369

Management and administrative expenses for the three months ended July 31, 2013 decreased $197,892 to $91,477 compared to 2012 expense of $289,369.

The Company granted 675,000 stock options under the 2011 Stock Option Plan during the quarter ended July 31, 2013, accounting for $48,937 of stock option expense.  The remainder of the non-cash stock option expense relates to certain Property Option agreements and consulting agreements.  Stock option expense decreased $143,305 for the period July 31, 2013, compared to the three months ended July 31, 2012.

Management fees and payroll of $18,343 for the three months ended July 31, 2013, decreased $54,857 compared to the three months ended July 31, 2012, as the Company’s President and Chief Executive Officer continues to forego compensation to conserve the Company’s cash.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	July 31, 2013	April 30, 2013
Working capital	$ 179,872	$ 735,456
Total assets	628,211	1,162,378
Accumulated deficit	(6,775,654)	(6,182,513)
Stockholder equity	598,719	1,141,781

WORKING CAPITAL	July 31, 2013	April 30, 2013
Current assets	$ 209,364	$ 756,053
Current liabilities	(29,492)	(20,597)
Working capital	$ 179,872	$ 735,456

CASH FLOWS	Three months ended July 31,
	2013	2012
Cash flow used by operating activities	$ (149,830)	$ (465,417)
Cash flow used by investing activities	(14,000)	(12,986)
Cash flow from financing activities	-	417,000
Net decrease in cash during period	$ (163,830)	$ (61,403)

The Company decreased total assets to $628,211 at July 31, 2013 compared to $1,162,378 at April 30, 2013, primarily as a result of cash expenditures related to exploration activities on the Longstreet Property.

Mining Interests (Note 5) increased from $362,999 at April 30, 2013 to $376,999. Prepaid expenses decreased from $68,482 at April 30, 2013 to $19,623 at July 31, 2013 due to deposits required on exploration activities at the Longstreet Property being utilized for exploration activities at the property and utilization of a legal retainer during the fiscal year to date.

At July 31, 2013, the Company had  working capital of $179,872 primarily as a result of a reduction of $41,849 in prepaid drilling expense.

The Company utilized $14,000 in cash from Investing Activities on certain annual lease payments on capitalized mineral assets at its Longstreet, Jet and Excalibur projects for the three months ended July 31, 2013 per the terms of Property Option Agreement described in Note 5 of the Financial Statements.  The Company is in compliance with all obligations of the Property Option Agreements.

As of July 31, 2013, the Company had cash of $189,741.  Since inception, the sources of the Company’s financing have been through offerings of its equity securities and through debt financing. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability.  Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of the Company's stock or alternative methods such as mergers, joint-ventures or sale of the Company's assets.  No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.  The Company currently requires additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

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

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended July 31, 2013.

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

None.

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

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(3)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed as an exhibit to a Form 8-K filed with the SEC on February 02, 2012. .
(3)

XBRL Information is furnished to the reader but is not filed with or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not deemed as filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAR GOLD CORP.

Date:	September 13, 2013	By:	/s/ David Segelov
President & Chief Executive Officer
(Principal Executive Officer )

Date:	September 13, 2013		/s/Kelly J. Stopher
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)