Form 10-Q
period 2013-10-31
Star Gold Corp.
filed 2013-12-16
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2013

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

As of November 30, 2013 there were 35,036,326 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT OCTOBER 31, 2013 AND APRIL 30, 2013

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS

ENDED OCTOBER 31, 2013 AND 2012, AND FOR THE PERIOD FROM DECEMBER 8, 2006 (INCEPTION) TO OCTOBER 31, 2013

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 AND

2012, AND FOR THE PERIOD FROM DECEMBER 8, 2006 (INCEPTION) TO OCTOBER 31, 2013

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	October 31, 2013	April 30, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,008,288	$ 353,571
Receivable from sale of stock	60,000	334,000
Prepaid expenses	11,143	68,482
TOTAL CURRENT ASSETS	1,079,431	756,053
EQUIPMENT AND MINING INTERESTS, net (NOTE 5)	395,768	384,725
OTHER LONG-TERM ASSETS	21,600	21,600
TOTAL ASSETS	$ 1,496,799	$ 1,162,378
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 9,267	$ 8,897
Other accrued liabilities	4,215	11,700
TOTAL CURRENT LIABILITIES	13,482	20,597
TOTAL LIABILITIES	13,482	20,597
COMMITMENTS AND CONTINGENCIES (NOTE 5)	-	-
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 35,036,326 and 30,612,501 shares issued and outstanding, respectively.	35,036	30,612
Additional paid-in capital	8,527,848	7,293,682
Accumulated deficit	(7,079,567)	(6,182,513)
TOTAL STOCKHOLDERS' EQUITY	1,483,317	1,141,781
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,496,799	$ 1,162,378

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended October 31,		Six months ended October 31,		From inception of December 6, 2008 to October 31, 2013
	2013	2012	2013	2012
REVENUE	$ -	$ -	$ -	$ -	$ -
COST OF REVENUE	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-
OPERATING EXPENSE
Mineral exploration expense	54,955	493,528	516,296	658,975	1,858,730
Legal and professional fees	70,063	41,103	108,260	94,565	651,824
Management and administrative	177,575	287,666	269,053	580,203	1,991,208
Depreciation	1,479	1,591	2,957	2,958	10,222
Directors fees	-	3,000	750	3,000	12,950
TOTAL OPERATING EXPENSES	304,072	826,888	897,316	1,339,701	4,524,934
LOSS FROM OPERATIONS	(304,072)	(826,888)	(897,316)	(1,339,701)	(4,524,934)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	-	-	-	-	(1,639,575)
Amortization of debt discount	-	-	-	(119,821)	(874,421)
Financing expense	-	(8,000)	-	(8,000)	(13,700)
Interest income (expense)	159	(122)	262	(236)	(26,937)
TOTAL OTHER INCOME (EXPENSE)	159	(8,122)	262	(128,057)	(2,554,633)

NET LOSS BEFORE INCOME TAXES	(303,913)	(835,010)	(897,054)	(1,467,758)	(7,079,567)

Provision for income taxes	-	-	-	-	-

NET LOSS	$ (303,913)	$ (835,010)	$ (897,054)	$ (1,467,758)	$ (7,079,567)

Basic and diluted loss per share	$ (0.01)	$ (0.04)	$ (0.03)	$ (0.07)

Basic and diluted weighted average number shares outstanding	31,904,744	22,948,752	31,258,623	21,827,491

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended October 31,		From inception of December 6, 2008 to October 31, 2013
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (897,054)	$ (1,467,758)	$ (7,079,567)
Adjustments to reconcile net loss to cash used by operating activities
Common stock issued in lieu of interest	-	146	146
Common stock issued in consideration of services	8,250	-	100,650
Stock based compensation	129,540	354,048	1,098,187
Interest expense from debt discounts	-	119,821	874,421
Loss on extinguishment of debt	-	-	1,639,575
Depreciation	2,957	2,958	10,222
Changes in assets and liabilities:
Prepaid expenses	57,339	105,027	(11,143)
Accounts payable	370	10,310	29,366
Other accrued expenses	(7,485)	152,880	41,192
Net cash used by operating activities	(706,083)	(722,568)	(3,296,951)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(14,000)	(11,000)	(231,000)
Purchase of equipment	-	(1,986)	(28,993)
Restricted cash as collateral for exploration bonds	-	-	(21,600)
Net cash used by investing activities	(14,000)	(12,986)	(281,593)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants	1,100,800	-	2,060,146
Proceeds from exercise of warrants		256,734	1,137,486
Proceeds from convertible debentures and warrants	-	250,000	969,600
Receivable from sale of stock	274,000	-	274,000
Proceeds from short-term notes, related party	-	30,000	175,600
Repayment of short-term notes, related party	-	-	(30,000)
Net cash provided by financing activities	1,374,800	536,734	4,586,832
Net increase (decrease) in cash	654,717	(198,820)	1,008,288
CASH AT BEGINNING OF PERIOD	353,571	225,940	-
CASH AT END OF PERIOD	$ 1,008,288	$ 27,120	$ 1,008,288

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended October 31,		From inception of December 6, 2008 to October 31, 2013
	2013	2012
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Options to purchase common stock issued for
mining interests	$ -	$ -	$ 111,249
Common stock payable/issued for mining interests	-	-	37,000
Short term notes, related party converted to debenture	-	-	145,400
Debentures converted to common stock payable	-	250,000	1,150,000
Accrued interest paid with common stock payable	-	-	22,276
Executive compensation paid with common stock payable	-	-	92,000
Common stock issued for receivable from sale of stock	60,000	-	394,000
Common stock issued for common stock payable	-	1,010,710	1,016,326

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the "Company") was initially incorporated as Elan Development, Inc., in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada but the Company is currently focusing on gold-bearing properties in Nevada.

The financial statement represents those of an exploration stage company whose main focus is in the exploration of gold bearing properties.  The Company's main business consists of assembling and/or acquiring land packages and mining claims the Company believes have potential mining reserves, and expending capital to explore these claims by drilling, geophysical work or other exploration work deemed necessary.  The business is a high risk business as there is no guarantee that the Company's exploration work will ultimately discover or produce any economically viable minerals.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to asset impairments and stock option valuation.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Restricted cash

Restricted cash represents collateral for bonds held for exploration permits and is presented as other long-term assets in the balance sheet.

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

OCTOBER 31, 2013

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

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

Loss Per Share

Basic Earnings Per Share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities for three and six months ended October 31, 2013 and 2012, would be as follows:

	October 31, 2013	October 31, 2012
Stock options	3,197,000	2,532,000
Warrants	3,929,548	6,811,793
Total Possible Dilution	7,126,548	9,343,793

At October 31, 2013 and 2012, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

Income Taxes

Deferred income tax liabilities or assets at the end of each period are determined using the tax rates expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Reclassifications

Certain reclassifications have been made to the prior period financial statements in order to conform to the 2013 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit.

NOTE 3 – RECEIVABLE FROM SALE OF STOCK

As of April 30, 2013, holders exercised 2,226,667 share purchase warrants at $0.15 per share.  Proceeds of $334,000 were received during the six months ended October 31, 2013.  As of October 31, 2013, receivable from the sale of stock was $60,000, proceeds of which were received thereafter.

NOTE 4 – PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at October 31, 2013 and April 30, 2013:

	October 31, 2013	April 30, 2013
Exploration expense	$ -	$ 41,849
Directors and officers liability insurance	11,143	26,633
Total prepaid expenses	$ 11,143	$ 68,482

At April 30, 2013, exploration expense was prepaid as deposit on unbilled drilling activity.  The prepaid balance was reduced as invoices were applied to ongoing drilling and exploration activities which the Company recognized as exploration expense during the six months ended October 31, 2013.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 5 – EQUIPMENT AND MINING INTERESTS

The following is a summary of the Company's equipment and mining interests at October 31, 2013 and April 30, 2013, respectively:

	October 31, 2013	April 30, 2013
Equipment	$ 28,992	$ 28,992
Less accumulated depreciation	(10,223)	(7,266)
Equipment, net of accumulated depreciation	18,769	21,726
Mining interests	376,999	362,999
Total	$ 395,768	$ 384,725

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

OCTOBER 31, 2013

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

The schedule of remaining annual payments and minimum expenditures pursuant to the Jet Agreement is as follows:

	Required expenditure	Payment to optioner
July 7, 2014	$ 10,000	$ 5,000
August 31, 2014	20,000	-
July 7, 2015	10,000	5,000
July 7, 2016	10,000	5,000
July 7, 2017	10,000	5,000
Total	$ 60,000	$ 20,000

The following is a summary of capitalized mineral interests as of October 31, 2013 and April 30, 2012, respectively:

	October 31, 2013	April 30, 2013
Longstreet Property	$ 180,499	$ 171,499
Excalibur Property	176,500	176,500
Jet Property	20,000	15,000
Total	$ 376,999	$ 362,999

NOTE 6– RELATED PARTY TRANSACTIONS

On September 1, 2011, the Company moved its offices to Coeur d’Alene, Idaho and leased office space for $2,500 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s then President and current Chairman of the Board. For the three months and six months ended October 31, 2013 and 2012, $8,581 and $8,643, and $16,994 and $17,227, respectively, was paid to this related entity inclusive of the Company’s pro-rata share of common expenses.

NOTE 7 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

	Shares	Weighted Average Exercise Price		Expiration Date

Outstanding at April 30, 2012	7,690,000	$ 0.16
Issued - June 18, 2012	833,334	0.75		June 18, 2014
Issued - January 18, 2013	894,614	0.60	(a)	January 18, 2015
Exercised	(7,593,233)	(0.15)
Expired	(96,767)	(1.33)
Outstanding at April 30, 2013	1,727,948	$ 0.67
Issued - October 4, 2013	2,201,600	0.50		October 4, 2014
Exercised	-
Expired	-
Balance outstanding at October 31, 2013	3,929,548	$ 0.58

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

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties:

	For the three and six months ended		For the three and six months ended
	October 31, 2013		October 31, 2012
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	300,000	$ 0.37	275,000	$ 0.36
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance outstanding	300,000	$ 0.37	275,000	$ 0.36
(a) Weighted average exercise price per share

Future remaining stock option obligations under the terms of property agreements detailed in Note 5 are as follows:

Fiscal year ending April 30,	Stock options
2014	25,000
2015	25,000
2016	25,000
2017	25,000
100,000

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

The aggregate intrinsic value of options issued for mining interests vested and exercisable was $31,000 based on the Company's closing price of $0.40 per common share at October 31, 2013.

Options issued for consulting services

As per an agreement fully executed on October 3, 2012, in consideration for consulting and advisory services rendered, the Company is obligated to issue a total of 1,000 stock options based on 5 day variable weighted-average price (VWAP) at the end of each month of the associated consulting contract.  The consultant options vest on the first day of the following month of service and are exercisable for a period of six months following the termination of the agreement.  The Company has estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

	For the six months ended
	October 31, 2013	October 31, 2012

Options issued	6,000	2,000
Weighted average volatility	279.9% to 366.6%	453.0% to 465.9%
Expected dividends	-	-
Expected term (years)	1	1
Risk-free rate	0.10% to 0.15%	0.15% to 0.17%

The following is a summary of the Company’s options issued and outstanding associated with certain consulting agreements:

	For the three months ended		For the three months ended
	October 31, 2013		October 31, 2012
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	11,000	$ 0.46	-	$ -
Issued	3,000	0.39	2,000	0.45
Exercised	-	-	-	-
Expired	(2,000)	(0.45)	-	-
Balance outstanding	12,000	$ 0.44	2,000	$ 0.45
(a) Weighted average exercise price per share

	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	8,000	$ 0.46	-	$ -
Issued	6,000	0.42	2,000	0.45
Exercised	-	-	-	-
Expired	(2,000)	(0.45)	-	-
Balance outstanding	12,000	$ 0.44	2,000	$ 0.45
(a) Weighted average exercise price per share

Fair value of the option grants for consulting services for the three months ended October 31, 2013 and 2012, was $1,109 and $1,508, respectively.  Fair value of the option grants for consulting services for the six months ended October 31, 2013 and 2012, was $2,250 and $1,508, respectively.  These costs are classified under management and administrative expense.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

The aggregate intrinsic value of consultant options vested and exercisable was $99 based on the Company's closing price of $0.40 per common share at October 31, 2013.

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

The Stock Option plan also has terms and conditions, including without limitations that the exercise price for stock options granted under the Stock Option Plan must equal the stock's fair market value, based on the closing price per share of common stock, at the time the stock option is granted.  The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes model and commonly utilized assumptions associated with the Black-Scholes methodology.  Options granted under the Plan have a ten year maximum term and varying vesting periods as determined by the Board.

On June 18, 2012 the Board of Directors authorized the grant of 1,725,000 options to purchase shares of common stock of the Company to various directors, officers and advisors.  The options have an exercise price of $0.30 based on the closing price of the Company's common stock on the date of grant and vest over one year.

On May 22, 2013 the Board of Directors authorized the grant of 675,000 options to purchase shares of common stock of the Company to various directors, officers and consultants.  The options have an exercise price of $0.29 based on the closing price of the Company’s common stock on the date of grant and vest over one year.

The fair value of each option award was estimated on the date of the grant using the information and assumptions noted in the following table:

	Six months ended October 31, 2013	Six months ended October 31, 2012
Expected volatility	305.3%	276.1% to 350.2%
Weighted average volatility	303.8%	303.4%
Expected dividends	-	-
Expected term (years)	3.1	3.1
Expected forfeiture weight	0%	0%
Risk-free rate	0.11%	0.11% to 3.07%

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

	For the three months ended		For the three months ended
	October 31, 2013		October 31, 2012
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	2,890,000	$ 0.40	2,255,000	$ 0.42
Issued	-		-	-
Exercised	-	-	-	-
Forfeited or rescinded	(5,000)	(0.78)	-	-
Balance outstanding	2,885,000	$ 0.40	2,255,000	$ 0.42
(a) Weighted average exercise price per share

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of October 31, 2013:

	For the three months ended		For the three months ended
	October 31, 2013		October 31, 2012
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	2,215,000	$ 0.43	530,000	$ 0.83
Issued	675,000	0.29	1,725,000	0.30
Exercised	-		-
Forfeited or rescinded	(5,000)	(0.78)	-	-
Balance outstanding	2,885,000	$ 0.40	2,255,000	$ 0.42

	Options outstanding			Options exercisable
Date of Grant	Shares	Price (a)	Life	Shares	Price (a)

May 27, 2011	283,333	$ 0.90	7.58	283,333	$ 0.90
May 22, 2012	226,667	0.78	8.39	151,142	0.78
June 18, 2012	1,700,000	0.30	8.64	1,700,000	0.30
May22, 2013	675,000	0.29	9.56	337,500	0.29
Total options	2,885,000	$ 0.40	8.73	2,471,975	$ 0.40

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of October 31, 2013, total unrecognized compensation cost related to stock-based options and awards is $156,669 and the related weighted average period over which it is expected to be recognized is approximately .42 years.  There are 2,471,975 options vested under the Plan at October 31, 2013, and 413,025 unvested options as of the same date.

The average remaining contractual term of the options both outstanding and exercisable at October 31, 2013 was 8.73 years.  No options were exercised during the six months ended October 31, 2013.

Total compensation charged against operations under the plan for employees and advisors was $78,353 and $159,084 for the three months ended October 31, 2013 and 2012, respectively and $127,290 and $352,469 for the six months ended thereof.  These costs are classified under management and administrative expense.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

The aggregate intrinsic value of options under the Plan vested and exercisable at October 31, 2013, was $207,125 based on the Company's closing price of $0.40 per common share at October 31, 2013.

The following is a summary of the Company’s stock options outstanding and vested:

	Shares	Weighted Average Exercise Price	Expiration Date

Options issued for mining interests	300,000	$ 0.37	April 11, 2019 through January 15, 2023
Options issued for consulting services	12,000	0.44	October 31, 2013 through October 31, 2014
Options issued under the 2011 Stock Option/Restricted Plan	2,885,000	0.40	May 30, 2021 through May 22, 2023
Outstanding at October 31, 2013	3,197,000	$ 0.40

Total vested stock options	2,783,975

The aggregate intrinsic value of all options vested and exercisable at October 31, 2013, was $238,224 based on the Company's closing price of $0.40 per common share at October 31, 2013.  The Company's current policy is to issue new shares to satisfy option exercises.

NOTE 9 – STOCKHOLDERS’ EQUITY

On October 4, 2013, the Company completed a private placement of its securities wherein it raised a total of $1,100,800 (the “Offering”).  The Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.25.  Pursuant to the Offering, the Company issued 4,403,200 shares of its common stock and warrants to purchase and additional 2,201,600 shares of its common stock.  Warrants issued pursuant to the Offering entitle the holders thereof to purchase shares of common stock for the price of $0.50 per share.  The term of each warrant is for one year after its  issuance date.

On October 31, 2013, the Company issued 20,625 shares of common stock in lieu of cash in consideration of fees for Board of Director meetings accrued through October 31, 2013.  These shares were value at $8,250 or $0.40 per share which approximated the fair value of the shares at the date of issuance.

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

Any statement that expresses or involves discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or states that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements.  Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of Business” and “Management’s Discussion and Analysis” of this Quarterly Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Star Gold Corp. disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.  The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Annual Reports on Form 10-K, reports on Form 10-Q and Current Reports on Form 8-K.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2013.  The following statements may be forward-looking in nature and actual results may differ materially.

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

Overview of Mineral Exploration and Current Operations

Star Gold Corp. is a mineral exploration stage company with no producing mines.   Mineral exploration is essentially a research activity that does not produce a product.  Successful exploration often results in increased project value that can be realized through the optioning or selling of the claimed site to larger companies.  As such the Company acquires properties which it believes have potential to host economic concentrations of minerals, particularly gold and silver.  These acquisitions have and may take the form of unpatented mining claims on federal land, or lease claims on private property owned by others.  An unpatented mining claim is an interest that can be acquired in the mineral rights on open lands of the federal owned public domain.  Claims are staked in accordance with the General Mining Law of 1872, recorded with the United States government pursuant to laws and regulations established by the Bureau of Land Management  The Company intends to remain in the business of exploring for mining properties that have the potential to produce gold, silver, base metals and other commodities.

Compliance with Government Regulations

If the Company decides to continue with the acquisition and exploration of mineral properties in the State of Nevada it will be required to comply with all United States and Nevada regulations, rules and directives applicable to the exploration of minerals in the United States generally and the State of Nevada specifically.

United States

Mining in the United States generally and specifically the State of Nevada is subject to federal, state and local law. Three types of laws are of particular importance to the Company’s U.S. mineral properties: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

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

Star Gold's ability to drill at the Longstreet project is dependent on approval pursuant to a Plan of Operation granted by the USFS. The current Plan of Operation (POO #04-10-12) has expired and Star Gold through its vendor Minquest has applied for a new Plan Of Operation which will determine future drilling. There is no certainty of when a new Plan of Operation will be issued.

Mining Operations

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

Environmental Law

The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of the Company’s operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to the Company’s proposed operations may be encountered. The Company is currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Unless and until a mineral resource is proved, it is unlikely Star Gold Corp. operations will move beyond the exploration stage. If in the future the Company decides to proceed beyond exploration, there will be numerous additional notifications, permit applications, and other regulatory decisions to be addressed at that time.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 611 E. Sherman Avenue, Coeur d'Alene, ID 83814.  The telephone number is (208) 664-5066.  In September 2011 the Company relocated its offices, from Post Falls, Idaho, but continues to rent office space from Marlin Property Management, LLC (“Marlin”) which is a single member limited liability company owned by the spouse of Lindsay Gorrill; the Company’s Chairman of the Board.  This office space consists of approximately 400 square feet, and the Company currently leases the space at the monthly rental rate of $2,500.  Star Gold Corp. does not currently own any physical or real property.

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

Drilling Highlights – Main

The 2013 drilling program was designed to infill drill positions of the Main Zone which were not captured in the calculations of the Technical Report dated December 2012 issued by Agnarian Consultants.  Four (4) holes of the twenty holes drilled during the 2013 drilling program were outside the proposed pit area outlined in the February 2013 Technical Report Highlights.  Highlights of the drilling include:

Highlights of the drilling results can be found on the Star Gold website at http://www.stargoldcorp.com/news/2013-08-28.php .

The plan map can be found at  http://www.stargoldcorp.com/news/LSMain2013DrillingMap.pdf .

The drilling table can be found at http://www.stargoldcorp.com/news/LSMain2013DrillingTable.pdf .

At October 31, 2013, the Company had $1,008,288 cash on hand, and working capital of $1,065,949 with no revenue.  As such, the Company will likely require additional financing at some point in the future in order to meet current obligations and to continue our.

Management believes it can source additional capital in the investment markets in the coming months and years, but currently, Star Gold Corp. does not have any financing arrangements in place and there are no assurances that it will be able to obtain sufficient financing on terms acceptable to the Company, if at all.  The Company may also consider other sources of funding, including potential mergers or farm-out a portion of its exploration properties.

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

	Three months ended October 31,		Six months ended October 31,
	2013	2012	2013	2012
REVENUES	$ -	$ -

Mineral exploration expense	54,955	493,528	516,296	658,975
Legal and professional fees	70,063	41,103	108,260	94,565
Management and administrative	177,575	287,666	269,053	580,203
Depreciation	1,479	1,591	2,957	2,958
Directors fees	-	3,000	750	3,000
Other expense (income)	(159)	8,122	(262)	128,057
Total	$ 303,913	$ 835,010	$ 897,054	$ 1,467,758

Total expenses for the three months ended October 31, 2013 of $303,913 decreased $531,097 from total expenses of $835,010 for the comparable period ended October 31, 2012.  Total expenses for the six months ended October 31, 2013 of $897,054 decreased $570,704 from total expenses of $1,467,758 for the comparable period ended October 31, 2012.

	Three months ended October 31,		Six months ended October 31,
SUMMARY OF MINERAL EXPLORATION EXPENSE	2013	2012	2013	2012

Drilling and field work	$ 2,550	$ 306,984	$ 238,154	$ 394,189
Geochemical analysis and metallurgy	25,267	69,085	71,544	71,374
Field consultants and payroll	21,271	65,589	97,208	132,260
Technical consultants	5,867	23,991	82,275	24,650
Claims	-	27,879	27,115	36,502
Total mineral exploration expense	$ 54,955	$ 493,528	$ 516,296	$ 658,975

Mineral exploration expense for the three months ended October 31, 2013 was $54,955 a decrease of $438,573 over the three months ended October 31, 2012 expense of $493,528.  The decrease in exploration expense is a result of performing and completing the Company’s primary drilling and exploration program earlier in the year than in the prior comparable period.

The Company expects an increase in technical consultants’ expense during the upcoming fiscal quarter ending January 31, 2014 resulting from an updated technical resource report and a scoping study related to the cost-analysis and timeline related to construction of a heap leach pad.

	Three months ended October 31,		Six months ended October 31,
SUMMARY OF LEGAL AND PROFESSIONAL FEES	2013	2012	2013	2012

Audit and accounting	$ 7,789	$ 14,551	$ 35,317	$ 30,143
Legal fees	6,198	15,580	14,366	46,536
Public company expense	4,958	1,240	5,963	6,815
Investor relations	51,118	9,732	52,614	11,071
Total legal and professional fees	$ 70,063	$ 41,103	$ 108,260	$ 94,565

Legal and professional fees decreased $9,382 for the three months ended October 31, 2013 from the three months ended October 31, 2012.  Audit and accounting fees for the three months ended October 31, 2013, decreased $6,762 compared to the three months ended October 31, 2013.  The Company expects its audit and accounting fees for the subsequent fiscal quarter to remain relatively constant.  Investor relations expense increased $41,386 for the three months ended October 31, 2013 over comparable period ending October 31, 2012, as a result of capital raising activities.   Consequently, the Company closed a private placement during the quarter for $1,100,800 which will be used for ongoing exploration and general corporate purposes.

	Three months ended October 31,		Six months ended October 31,
SUMMARY OF MANAGEMENT AND ADMINISTRATIVE EPXENSES	2013	2012	2013	2012

Auto and travel	$ 16,226	$ 21,782	$ 21,917	$ 27,955
General and administrative and insurance	9,563	9,210	17,553	17,049
Management fees and payroll	55,129	85,509	73,472	159,209
Office and computer expense	9,490	1,994	10,587	5,310
Rent and lease expense	7,500	7,500	15,000	15,395
Stock option expense	79,461	160,664	129,540	354,048
Telephone and utilities	206	1,007	984	1,237
Total management and administrative expenses	$ 177,575	$ 287,666	$ 269,053	$ 580,203

Management and administrative expenses for the three months ended October 31, 2013 decreased $110,091 to $177,575 compared to 2012 expense of $287,666, resulting primarily from reduced stock option expense in the current quarter.

Management fees and payroll of $55,129 for the three months ended October 31, 2013, decreased $30,380 compared to the three months ended October 31, 2012.  The Company anticipates an increase in payroll for the quarter ending January 31, 2014 in order to compensate its President who has foregone compensation for the past year.

LIQUIDITY AND FINANCIAL CONDITION

The Company increased total assets to $1,496,799 at October 31, 2013 compared to $1,162,378 at April 30, 2013, primarily as a result of cash expenditures related to exploration activities on the Longstreet Property and the completion, in October 2013, of a private placement of its securities.

Mining Interests (Note 5) increased from $362,999 at April 30, 2013 to $376,999. Prepaid expenses decreased from $68,482 at April 30, 2013 to $11,143 at October 31, 2013 due to deposits required on exploration activities at the Longstreet Property being utilized for exploration activities at the property.

At October 31, 2013, the Company had working capital of $1,065,949 primarily as a result of a cash balance of $1,008,288.

The Company utilized $14,000 in cash from Investing Activities on certain annual lease payments on capitalized mineral assets at its Longstreet, Jet and Excalibur projects for the six months ended October 31, 2013 per the terms of Property Option Agreement described in Note 5 of the Financial Statements.  The Company is in compliance with all obligations of the Property Option Agreements.

As of October 31, 2013, the Company had cash of $1,088,288.  Since inception, the sources of the Company’s financing have been through offerings of its equity and debt securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is likely dependent upon our ability to obtain additional financing in the future.

Star Gold Corp. anticipates continuing to rely on offerings of its debt and/or equity securities in order to continue to fund business operations. Issuances of additional equity securities will result in dilution to the Company's then existing stockholders. The issuance of additional debt securities will likely result in the reduction of the amount of cash available to the Company to utilize in its ongoing operations and may also result in diluiotion to the Company’s then existing stockholders.  There are no assurances that the Company will be able to complete any additional offerings of its securities or that it will be able arrange for any other type of financing to fund its ongoing business activities.

Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  The prices for gold, silver and other base metals have also recently been subject to fluctuations which have had a material adverse impact on mining related companies’ ability to raise capital.  These disruptions could, among other things, make it more difficult for the Company to obtain, or increase the cost of obtaining, capital and financing for operations.  Access to additional capital may not be available to terms acceptable to the Company or at all.

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

The Company’s plans for its long term continuation as a going concern include financing future operations through sales of our common stock and/or debt and the eventual profitable exploitation of the Company's mining properties.  These plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for an interest in our properties and/or any minerals we may produce in the future.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.

CONTROLS AND PROCEDURES.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the President and Chief Executive Officer, David Segelov ("President/CEO") and Chief Financial Officer, Kelly J. Stopher ("CFO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the President and the CFO have concluded that as of the end of the period covered by the report, the Company's disclosure controls and procedures were adequately designed and effective in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company's President and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosures.

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended October 31, 2013.

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

RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended April 30, 2013 which was filed with the SEC on July 30, 2013.

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

On October 4, 2013, the Company closed a private placement in which it issued a total of 4,403,200 shares of common stock and warrants to purchase an additional 2,201,600 shares to a total of 14 investors, raising a total of $1,100,800.  The warrants issued entitle the holder thereof to purchase shares of the Company’s common stock for the price of $0.50 per share and expire twelve (12) months after their issuance date.  Shares were issued in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

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

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 February 2, 2012.
(*)

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

STAR GOLD CORP.

Date:	December 10, 2013	By:	/s/ David Segelov
President & Chief Executive Officer
(Principal Executive Officer )

Date:	December 10, 2013		/s/Kelly J. Stopher
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)