Form 10-Q
period 2014-01-31
Star Gold Corp.
filed 2014-03-17
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2014

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

As of March 14, 2014 there were 35,061,326 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT JANUARY 31, 2014 AND APRIL 30, 2013

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS

ENDED JANUARY 31, 2014 AND 2013, AND FOR THE PERIOD FROM DECEMBER 8, 2006 (INCEPTION) TO JANUARY 31, 2014

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2014 AND

2013, AND FOR THE PERIOD FROM DECEMBER 8, 2006 (INCEPTION) TO JANUARY 31, 2014

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	January 31, 2014	April 30, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 804,400	$ 353,571
Receivable from sale of stock	-	334,000
Prepaid expenses	3,670	68,482
TOTAL CURRENT ASSETS	808,070	756,053
EQUIPMENT AND MINING INTERESTS, net (NOTE 5)	434,289	384,725
OTHER LONG-TERM ASSETS	21,600	21,600
TOTAL ASSETS	$ 1,263,959	$ 1,162,378
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 30,966	$ 8,897
Other accrued liabilities	6,891	11,700
TOTAL CURRENT LIABILITIES	37,857	20,597

LONG TERM LIABILITIES:
Common stock payable (Note 9)	5,000	-
TOTAL LIABILITIES	42,857	20,597
COMMITMENTS AND CONTINGENCIES (NOTE 5)		-
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 35,036,326 and 30,612,501 shares issued and outstanding, respectively.	35,036	30,612
Common stock subscribed	(20,000)	-
Additional paid-in capital	8,582,414	7,293,682
Accumulated deficit	(7,376,348)	(6,182,513)
TOTAL STOCKHOLDERS' EQUITY	1,221,102	1,141,781
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,263,959	$ 1,162,378

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended January 31,		Nine months ended January 31,		From inception of December 6, 2008 to January 31, 2014
	2014	2013	2014	2013
REVENUE	$ -	$ -	$ -	$ -	$ -
COST OF REVENUE	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-
OPERATING EXPENSE
Mineral exploration expense	98,193	110,379	614,489	771,351	1,956,923
Legal and professional fees	20,994	38,728	129,254	141,293	672,818
Management and administrative	176,462	205,846	445,514	784,052	2,167,669
Depreciation	1,479	1,479	4,437	4,436	11,702
Directors fees	-	-	750	3,000	12,950
TOTAL OPERATING EXPENSES	297,128	356,432	1,194,444	1,704,132	4,822,062
LOSS FROM OPERATIONS	(297,128)	(356,432)	(1,194,444)	(1,704,132)	(4,822,062)

OTHER INCOME (EXPENSE)
Loss on extinguishment of debt	-	-	-	-	(1,639,575)
Amortization of debt discount	-	-	-	(119,821)	(874,421)
Financing expense	-	-	-	-	(13,700)
Interest income (expense)	347	(197)	609	(434)	(26,590)
TOTAL OTHER INCOME (EXPENSE)	347	(197)	609	(120,255)	(2,554,286)

NET LOSS BEFORE INCOME TAXES	(296,781)	(356,629)	(1,193,835)	(1,824,387)	(7,376,348)

Provision for income taxes	-	-	-	-	-

NET LOSS	$ (296,781)	$ (356,629)	$(1,193,835)	$(1,824,387)	$ (7,376,348)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.08)

Basic and diluted weighted average number shares outstanding	35,036,326	23,886,917	32,517,857	22,513,966

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended January31,		From inception of December 6, 2008 to January 31, 2014
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,193,835)	$ (1,824,387)	$ (7,376,348)
Adjustments to reconcile net loss to cash used by operating activities
Common stock issued in lieu of interest	-	146	146
Common stock issued in consideration of services	8,250	8,750	100,650
Stock based compensation	179,105	548,224	1,147,752
Interest expense from debt discounts	-	119,821	874,421
Loss on extinguishment of debt	-	-	1,639,575
Depreciation	4,437	4,436	11,702
Changes in assets and liabilities:
Prepaid expenses	64,812	130,941	(3,670)
Accounts payable	22,069	(456)	51,065
Other accrued expenses	(4,809)	25,878	43,868
Net cash used by operating activities	(919,971)	(986,647)	(3,510,839)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(44,000)	(41,000)	(261,000)
Purchase of equipment	-	(1,986)	(28,993)
Restricted cash as collateral for exploration bonds	-	-	(21,600)
Net cash used by investing activities	(44,000)	(42,986)	(311,593)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants	1,414,800	357,846	2,374,146
Proceeds from exercise of warrants	-	256,734	1,137,486
Proceeds from convertible debentures and warrants	-	250,000	969,600
Proceeds from short-term notes, related party	-	30,000	175,600
Repayment of short-term notes, related party	-	(30,000)	(30,000)
Net cash provided by financing activities	1,414,800	864,580	4,626,832
Net increase (decrease) in cash	450,829	(165,053)	804,400
CASH AT BEGINNING OF PERIOD	353,571	225,940	-
CASH AT END OF PERIOD	$ 804,400	$ 60,887	$ 804,400

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended January 31,		From inception of December 6, 2008 to January 31, 2014
	2014	2013
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Options to purchase common stock issued for
mining interests	$ 5,000	$ 10,500	$ 116,249
Common stock payable/issued for mining interests	5,000	10,500	42,000
Short term notes, related party converted to debenture	-	-	145,400
Debentures converted to common stock payable	-	250,000	1,150,000
Accrued interest paid with common stock payable	-	5,816	22,276
Executive compensation paid with common stock payable	-	-	92,000
Common stock issued for receivable from sale of stock	-	-	334,000
Common stock issued for common stock payable	-	1,010,710	1,016,326

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2014

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

The dilutive effect of outstanding securities for three and nine months ended January 31, 2014 and 2013, would be as follows:

	January 31, 2014	January 31, 2013
Stock options	3,222,000	2,560,000
Warrants	3,929,548	7,666,407
Total Possible Dilution	7,151,548	10,226,407

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2014

At January 31, 2014 and 2013, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made to the prior period financial statements in order to conform to the 2013 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit.

NOTE 3 – RECEIVABLE FROM SALE OF STOCK

As of April 30, 2013, holders exercised 2,226,667 share purchase warrants at $0.15 per share.  The proceeds of $334,000 were received during the nine months ended January 31, 2014.

NOTE 4 – PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at January 31, 2014 and April 30, 2013:

	January 31, 2014	April 30, 2013
Exploration expense	$ -	$ 41,849
Directors and officers liability insurance	3,670	26,633
Total prepaid expenses	$ 3,670	$ 68,482

At April 30, 2013, exploration expense was prepaid as deposit on unbilled drilling activity.  The prepaid balance was reduced as invoices were applied to ongoing drilling and exploration activities which the Company recognized as exploration expense during the nine months ended January 31, 2014.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 5 – EQUIPMENT AND MINING INTERESTS

The following is a summary of the Company's equipment and mining interests at January 31, 2014 and April 30, 2013, respectively:

	January 31, 2014	April 30, 2013
Equipment	$ 28,992	$ 28,992
Less accumulated depreciation	(11,702)	(7,266)
Equipment, net of accumulated depreciation	17,290	21,726
Mining interests	416,999	362,999
Total	$ 434,289	$ 384,725

The Longstreet Property

The schedule of remaining annual payments, minimum expenditures and number of stock options to be issued pursuant to the Longstreet Agreement is as follows:

	Required expenditure	Payment to optioner	Annual stock option obligation	Annual stock grant obligation
January 15, 2015	$ 550,000	$ 56,000	25,000	25,000
January 15, 2016	750,000	56,000	25,000	25,000
January 15, 2017	1,000,000	56,000	25,000	25,000
Total	$ 2,300,000	$ 168,000	75,000	75,000

The Company has performed all requirements for the option agreement through the period ending January 15, 2014.  At the Longstreet property through January 15, 2014, the Company has recognized eligible exploration expenditures per the terms of the Property Option Agreement of $1,545,478 compared to a minimum required exploration expenditure through the same date of $1,250,000, creating a surplus of $295,478.

Excalibur Property

The Excalibur Property Option Agreement was amended on January 30, 2012 revising the payment date of the final required expenditure to August 31, 2012 and thereafter amended on August 31, 2012 extending the payment date of the final expenditure to August 31, 2013.  The Excalibur Property Option Agreement was subsequently amended on September 7, 2012, revising the payment date on the final required expenditure to January 31, 2014.  On July 12, 2013, the Excalibur Property Option Agreement was amended revising the payment date of the final required expenditure from January 31, 2014 to October 31, 2014.

The schedule of remaining minimum expenditures and number of stock options to be issued pursuant to the Excalibur Property agreement is as follows:

Required expenditure
October 31, 2014	$ 100,000
Total	$ 100,000

The Jet Property

The Jet Property Option Agreement was amended on September 7, 2012 revising the payment date of the required 2013 expenditure from July 7, 2013 to August 31, 2013; the extension was granted only for the 2013 payment.   On July 12, 2013, the Jet Property

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2014

Option Agreement was amended revising the payment date of the required 2013 expenditure from August 31, 2013 to August 31, 2014.

The schedule of remaining annual payments and minimum expenditures pursuant to the Jet Agreement is as follows:

	Required expenditure	Payment to optioner
July 7, 2014	$ 10,000	$ 5,000
August 31, 2014	20,000	-
July 7, 2015	10,000	5,000
July 7, 2016	10,000	5,000
July 7, 2017	10,000	5,000
Total	$ 60,000	$ 20,000

The following is a summary of capitalized mineral interests as of January 31, 2014 and April 30, 2013, respectively:

	January 31, 2014	April 30, 2013
Longstreet Property	$ 220,499	$ 171,499
Excalibur Property	176,500	176,500
Jet Property	20,000	15,000
Total	$ 416,999	$ 362,999

NOTE 6– RELATED PARTY TRANSACTIONS

On September 1, 2011, the Company moved its offices to Coeur d’Alene, Idaho and leased office space for $2,500 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s then President and current Chairman of the Board. For the three months and nine months ended January 31, 2014 and 2013, $8,820 and $8,898, and $25,814 and $26,216, respectively, was paid to this related entity inclusive of the Company’s pro-rata share of common expenses.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 7 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted Average Exercise Price		Expiration Date

Outstanding at April 30, 2012	7,690,000	$ 0.16
Issued - June 18, 2012	833,334	0.75		June 18, 2014
Issued - January 18, 2013	894,614	0.60	(a)	January 18, 2015
Exercised	(7,593,233)	(0.15)
Expired	(96,767)	(1.33)
Outstanding at April 30, 2013	1,727,948	$ 0.67
Issued - October 4, 2013	2,201,600	0.50		October 4, 2014
Exercised	-
Expired	-
Balance outstanding at 1/31/14	3,929,548	$ 0.58

(a) Exercise price is $0.60 during first year and $0.80 during second year.

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

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties:

	For the three and nine months ended		For the three and nine months ended
	January 31, 2014		January 31, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	300,000	$ 0.36	275,000	$ 0.36
Issued	25,000	0.20	25,000	0.42
Exercised	-	-	-	-
Expired	-	-	-	-
Balance outstanding	325,000	$ 0.35	300,000	$ 0.36

(a) Weighted average price per share.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2014

Future remaining stock option obligations under the terms of property agreements detailed in Note 5 are as follows:

Fiscal year ending April 30,	Stock options
2015	25,000
2016	25,000
2017	25,000
75,000

The fair value of each option award was estimated on the date of the grant using the information and assumptions noted in the following table:

	For the three and nine months ended
	January 31, 2014	January 31, 2013

Options issued	25,000	25,000
Weighted average volatility	356.1%	326.40%
Expected term (years)	10	10
Risk-free rate	2.67%	1.86%

Fair value of the option grants for mining interests for the three months and nine months ended January 31, 2014 and 2013, was $5,000 and $10,500, respectively.  These costs are classified under Mining Interests (Note 5).

The aggregate intrinsic value of options issued for mining interests vested and exercisable was $5,245 based on the Company's closing price of $0.25 per common share at January 31, 2014.

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

	For the nine months ended
	January 31, 2014	January 31, 2013

Options issued	12,000	5,000
Weighted average volatility	279.9% to 366.6%	453.0% to 473.9%
Expected dividends	-	-
Expected term (years)	1	1
Risk-free rate	0.10% to 0.15%	0.14% to 0.18%

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2014

The following is a summary of the Company’s options issued and outstanding associated with certain consulting agreements:

	For the three months ended		For the three months ended
	January 31, 2014		January 31, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	12,000	$ 0.44	2,000	$ 0.45
Issued	3,000	0.29	3,000	0.47
Exercised	-	-	-	-
Expired	(3,000)	(0.47)	-	-
Balance outstanding	12,000	$ 0.40	5,000	$ 0.47

(a)

Weighted average exercise price per share

	For the nine months ended		For the nine months ended
	January 31, 2014		January 31, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	8,000	$ 0.46	-	$ -
Issued	9,000	0.38	5,000	0.47
Exercised	-	-	-	-
Expired	(5,000)	(0.47)	-	-
Balance outstanding	12,000	$ 0.40	5,000	$ 0.47

(a)

Weighted average exercise price per share

Fair value of the option grants for consulting services for the three months ended January 31, 2014 and 2013, was $628 and $792, respectively.  Fair value of the option grants for consulting services for the nine months ended January 31, 2014 and 2013, was $2,878 and $2,372, respectively.  These costs are classified under management and administrative expense.

The aggregate intrinsic value of consultant options vested and exercisable was $28 based on the Company's closing price of $0.25 per common share at January 31, 2014.

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

JANUARY 31, 2014

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

The fair value of each option award was estimated on the date of the grant using the information and assumptions noted in the following table:

	Nine months ended January 31,
	2014	2013
Expected volatility	305.3%	276.1% to 350.2%
Weighted average volatility	303.8%	303.4%
Expected dividends	-	-
Expected term (years)	3.1	3.1
Expected forfeiture weight	0%	0%
Risk-free rate	0.11%	0.11% to 3.07%

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	For the three months ended		For the three months ended
	January 31, 2014		January 31, 2014
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	2,885,000	$ 0.40	2,255,000	$ 0.42
Issued	-		-	-
Exercised	-	-	-	-
Forfeited or rescinded	-	-	-	-
Balance outstanding	2,885,000	$ 0.40	2,255,000	$ 0.42

	For the nine months ended		For the nine months ended
	January 31, 2014		January 31, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	2,215,000	$ 0.43	530,000	$ 0.83
Issued	675,000	0.29	1,725,000	0.30
Exercised	-		-
Forfeited or rescinded	(5,000)	(0.78)	-	-
Balance outstanding	2,885,000	$ 0.40	2,255,000	$ 0.42

(a) Weighted average exercise price per shares

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2014

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of January 31, 2014:

	Options outstanding			Options exercisable
Date of Grant	Shares	Price (a)	Life	Shares	Price (a)

May 27, 2011	283,333	$ 0.90	7.58	283,333	$ 0.90
May 22, 2012	226,667	0.78	8.14	151,142	0.78
June 18, 2012	1,700,000	0.30	8.38	1,700,000	0.30
May 22, 2013	675,000	0.29	9.31	506,250	0.29
Total options	2,885,000	$ 0.40	8.50	2,640,725	$ 0.40

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of January 31, 2014, total unrecognized compensation cost related to stock-based options and awards is $107,731 and the related weighted average period over which it is expected to be recognized is approximately .24 years.  There are 2,640,725 options vested under the Plan at January 31, 2014, and 244,275 unvested options as of the same date.

The average remaining contractual term of the options both outstanding and exercisable at January 31, 2014 was 8.50 years.  No options were exercised during the nine months ended January 31, 2014.

Total compensation charged against operations under the plan for employees and advisors was $48,937 and $193,385 for the three months ended January 31, 2014 and 2013, respectively and $179,105 and $548,224 for the nine months ended thereof.  These costs are classified under management and administrative expense.

The following is a summary of the Company’s stock options outstanding and vested:

	Shares	Weighted Average Exercise Price	Expiration Date

Options issued for mining interests	325,000	$ 0.35	April 11, 2019 through January 15, 2023
Options issued for consulting services	12,000	0.40	October 31, 2013 through July 31, 2014
Options issued under the 2011 Stock Option/Restricted Plan	2,885,000	0.40	May 30, 2021 through May 22, 2023
Outstanding at January 31, 2014	3,222,000	$ 0.39

Total vested stock options	2,977,725

The aggregate intrinsic value of all options vested and exercisable at January 31, 2014, was $5,273 based on the Company's closing price of $0.25 per common share at January 31, 2014.  The Company's current policy is to issue new shares to satisfy option exercises.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 9 – STOCKHOLDERS’ EQUITY

On October 4, 2013, the Company completed a private placement of its securities wherein it raised a total of $1,100,800 (the “Offering”).  The Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.25.  Pursuant to the Offering, the Company issued 4,403,200 shares of its common stock and warrants to purchase an additional 2,201,600 shares of its common stock.  Warrants issued pursuant to the Offering entitle the holders thereof to purchase shares of common stock for the price of $0.50 per share.  The term of each warrant is for one (1) year commencing with its issuance date.

On October 31, 2013, the Company issued 20,625 shares of common stock in lieu of cash in consideration of fees for Board of Director meetings accrued through October 31, 2014.  These shares were valued at $8,250 or $0.40 per share which approximated the fair value of the shares at the date of issuance.

The Company awarded 25,000 of common stock to pursuant to the Longstreet Property Agreement.  The shares were valued at $0.20 per share or $5,000 as of the date of the date of the agreement based on the current market price of the Company’s common stock.

NOTE 10 – SUBSEQUENT EVENTS

On March 5, 2014, an accrued liability in the amount of $5,000 was satisfied through issuance of 25,000 shares of the Company’s common stock.  The shares were valued at $5,000 or $0.20 per share which approximated the fair market value of the shares at the date of the issuance) and is included in “Common stock payable” on the Company’s balance sheet at January 31, 2014.

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

The Company has completed an initial exploration program on the Excalibur Property, which included Geological Mapping, Rock Sampling and Assaying.  Based on this analysis the Company has decided to move forward with the permitting of this property and associated drilling program.  The permitting was completed in June 2010 and the drilling program originally commenced the week of June 20th, 2010.  The Company conducted additional drilling and exploration of the Excalibur Property in late 2012.

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

Environmental Law

The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires the Company to obtain permits issued by regulatory agencies, and to file various reports and keep records of the Company’s operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to the Company’s proposed operations may be encountered. The Company is currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Unless and until a mineral resource is proved, it is unlikely Star Gold Corp. operations will move beyond the exploration stage. If in the future the Company decides to proceed beyond exploration, there will be numerous additional notifications, permit applications, and other regulatory decisions to be addressed at that time.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 611 E. Sherman Avenue, Coeur d'Alene, ID 83814.  The telephone number is (208) 664-5066.  In September 2011 the Company relocated its offices, from Post Falls, Idaho, but continues to rent office space from Marlin Property Management, LLC (“Marlin”) which is a single member limited liability company owned by the spouse of Lindsay Gorrill; the Company’s Chairman of the Board.  This office space consists of approximately 400 square feet, and the Company currently leases the space at the monthly rental rate of $2,500.  Star Gold Corp. does not currently own any real property.

Employees

The Company has no employees other than its executive officers and directors as of the date of this Quarterly Report on Form 10-Q.   Star Gold Corp. conducts business largely through agreements with consultants and other third parties.

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

The new drill holes were combined with all the previous drilling data in a Technical Report by Agnerian Consulting dated December 2013.  This Technical Report also delineated a possible pit at the Main Zone optimized for the grade and assuming a $1,350 gold price.  The report can be found at

 http://www.stargoldcorp.com/presentation/disclaim1.php?dest=AgnerianLongstreetTechnicalReportDec2013.pdf

At January 31, 2014, the Company had $804,400 cash on hand, and working capital of $770,213 with no revenue.  As such, the Company will likely require additional financing at some point in the future in order to meet current obligations and to continue its plans for exploration and development of its properties.

Management believes it can source additional capital in the investment markets in the coming months and years, but currently, Star Gold Corp. does not have any financing arrangements in place and there are no assurances that it will be able to obtain sufficient financing on terms acceptable to the Company, if at all.  The Company may also consider other sources of capital or expertise , including potential mergers, joint ventures or other arrangements to further explore and/or develop its properties.

Future liquidity and capital requirements depend on many factors including timing, cost and progress of the Company's exploration efforts.  The Company will consider additional public offerings, private placement, mergers or debt instruments.

Additional financing will be required in the future to complete planned exploration projections and expand operations to the production stage.  The Company is unsure whether additional financing will be available at the time needed, on acceptable terms, or at all.  If the Company is unable to raise additional financing when necessary, it may have to delay any possible additional property acquisitions, exploration efforts or development efforts; or possibly the Company could be forced to cease operations.  Collaborative arrangements may require the Company to relinquish rights to certain of its mining claims.

RESULTS OF OPERATIONS

The Company has earned no revenues from operations in 2014 or 2013 and does not anticipate earning any revenues, from operations, in the foreseeable future. Star Gold Corp. is an exploration stage company and presently is seeking additional business opportunities.

	Three months ended January 31,		Nine months ended January 31,
	2014	2013	2014	2013
REVENUES	$ -	$ -

Mineral exploration expense	98,193	110,379	614,489	771,351
Legal and professional fees	20,994	38,728	129,254	141,293
Management and administrative	176,462	205,846	445,514	784,052
Depreciation	1,479	1,479	4,437	4,436
Directors fees	-	-	750	3,000
Other expense (income)	(347)	197	(609)	120,255
Total	$ 296,781	$ 356,629	$ 1,193,835	$ 1,824,387

Total expenses for the three months ended January 31, 2014 of $296,781 decreased $59,848 from total expenses of $356,629 for the comparable period ended January 31, 2013.  Total expenses for the nine months ended January 31, 2014 of $1,193,835 decreased $630,552 from total expenses of $1,824,387 for the comparable period ended January 31, 2013.

SUMMARY OF MINERAL	Three months ended January 31,		Nine months ended January 31,
EXPLORATION EXPENSE	2014	2013	2014	2013
Drilling and field work	984	7,723	$ 239,138	$ 403,909
Geochemical analysis and metallurgy	8,951	-	80,495	71,373
Field consultants and payroll	22,765	18,743	119,972	151,004
Technical consultants	65,493	83,913	147,769	108,563
Claims	-	-	27,115	36,502
Total mineral exploration expense	$ 98,193	$ 110,379	$ 614,489	$ 771,351

Mineral exploration expense for the three months ended January 31, 2014 was $98,193 a decrease of $12,186 over the three months ended January 31, 2013’s expense of $110,379.  The decrease in exploration expense is a result of performing and completing the Company’s primary drilling and exploration program earlier in the year than in the prior comparable period.

For the nine months ended January 31, 2014, mineral exploration expense of $614,489 represented a decrease of $156,862 compared to the nine months ended January 31, 2013.  In the prior year, the Company engaged in two separate drilling programs (summer and winter) whereas in the current year, the Company only participated in a summer drilling program.  The emphasis on exploration expense in the current year has been on metallurgy and scoping studies to determine the economic viability of the Company’s goal of proceeding to the construction and ultimate production of an open pit heap leach pad operation.  The Company recently released two new technical reports with the results of such analysis, which are available at the Company website www.stargoldcorp.com and may be found the ‘Projects” tab.

SUMMARY OF LEGAL AND	Three months ended January 31,		Nine months ended January 31,
PROFESSIONAL FEES	2014	2013	2014	2013
Audit and accounting	$ 3,787	$ 4,750	$ 39,104	$ 34,893
Legal fees	5,545	8,640	19,911	55,176
Public company expense	4,737	1,420	10,700	8,235
Investor relations	6,925	23,918	59,539	42,989
Total legal and professional fees	$ 20,994	$ 38,728	$ 129,254	$ 141,293

Legal and professional fees decreased $17,734 for the three months ended January 31, 2014 from the three months ended January 31, 2013.  Audit and accounting fees for the three months ended January 31, 2014, decreased $963 compared to the three months ended January 31, 2014.  The Company expects its audit and accounting fees for the subsequent fiscal quarter to remain relatively constant.  Investor relations expense decreased $16,993 for the three months ended January 31, 2014 over comparable period ending January 31, 2013, as the Company emphasis on capital fundraising activities slowed relative to expected cash needs.

SUMMARY OF MANAGEMENT	Three months ended January 31,		Nine months ended January 31,
AND ADMINISTRATIVE EXPENSE	2014	2013	2014	2013
Auto and travel	$ 4,974	$ 12,081	$ 26,891	$ 39,194
General administrative and insurance	8,480	8,507	26,033	25,556
Management fees and payroll	102,654	(33,838)	176,126	124,881
Office and computer expense	2,590	13,395	13,174	18,041
Rent and lease expense	7,500	10,470	22,500	25,865
Stock option expense	49,563	194,176	179,105	548,224
Telephone and utilities	701	1,055	1,685	2,291
Total	$ 176,462	$ 205,846	$ 445,514	$ 784,052

Management and administrative expenses for the three months ended January 31, 2014 decreased $29,384 to $176,462 compared to 2013 expenses of $205,846 resulting primarily from reduced stock option expense in the current quarter.  As well, for the nine months ended January 31, 2014, management and administrative expense of $445,514 decreased $338,538 compared to the $784,052 for the nine months ended January 31, 2013 in large part due to a decrease in stock option expense.

Management fees and payroll of $102,654 for the three months ended January 31, 2014, increased $136,492 compared to the three months ended January 31, 2013.  The increase is primarily related to compensation for the Company President who had foregone compensation for the past year.  The Company anticipates the revised level of compensation to increase slightly during the remainder of the fiscal year.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	January 31, 2014	April 30, 2013
Working capital	$ 770,213	$ 735,456
Total assets	1,263,959	1,162,378
Accumulated deficit	(7,376,348)	(6,182,513)
Stockholder equity	1,221,102	1,141,781

WORKING CAPITAL	January 31, 2014	April 30, 2013
Current assets	$ 808,070	$ 756,053
Current liabilities	(37,857)	(20,597)
Working capital	$ 770,213	$ 735,456

	Three months ended January 31,
CASH FLOWS	2014	2013
Cash flow used by operating activities	$ (919,971)	$ (986,647)
Cash flow used by investing activities	(44,000)	(42,986)
Cash flow from financing activities	1,414,800	864,580
Net decrease in cash during period	$ 450,829	$ (165,053)

The Company increased total assets to $1,263,959 at January 31, 2014 compared to $1,162,378 at April 30, 2013, primarily as a result of cash expenditures related to exploration activities on the Longstreet Property and the completion, in October 2013, of a private placement of its securities.

Mining Interests (Note 5) increased from $362,999 at April 30, 2013 to $416,999. Prepaid expenses decreased from $68,482 at April 30, 2013 to $3,670 at January 31, 2014 due to deposits required on exploration activities at the Longstreet Property being utilized for exploration activities at the property and recognition of liability insurance ratably over the course of the nine months then ended.

At January 31, 2014, the Company had working capital of $770,213 primarily as a result of a cash balance of $804,400.

The Company utilized $44,000 in cash from Investing Activities on certain annual lease payments on capitalized mineral assets at its Longstreet, Jet and Excalibur projects for the nine months ended January 31, 2014 per the terms of Property Option Agreement described in Note 5 of the Financial Statements.  The Company is in compliance with all obligations of the Property Option Agreements including required cumulative exploration expenditures.

As of January 31, 2014, the Company had cash of $804,400.  Since inception, the sources of the Company’s financing have been through offerings of its equity and debt securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is likely dependent upon the Company’s ability to obtain additional financing in the future.

Star Gold Corp. anticipates continuing to rely on offerings of its debt and/or equity securities in order to continue to fund business operations. Issuances of additional equity securities may result in dilution to the Company's then existing stockholders. The issuance of additional debt securities, instead of equity securities, will likely result in the reduction of the amount of cash available to the Company to utilize in its ongoing operations and may also result in dilution to the Company’s then existing stockholders.  There are no assurances that the Company will be able to complete any additional offerings of its securities or that it will be able arrange for any other type of financing to fund its ongoing business activities.

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

The Company's continuation as a going concern or ultimately to attain profitability is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and to further develop its properties.  Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of the Company's stock or alternative methods such as joint ventures, mergers or sale(s) of the Company's assets.  No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.  The Company currently requires additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

The Company’s plans for its long term continuation as a going concern include financing future operations through sales of our common stock and/or debt and the eventual profitable exploitation of the Company's mining properties.  These plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for an interest in the Company’s properties and/or any minerals it may produce in the future.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.

CONTROLS AND PROCEDURES.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the President and Chief Executive Officer, David Segelov ("President/CEO") and Chief Financial Officer, Kelly J. Stopher ("CFO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the President and the CFO have concluded that as of the end of the period covered by the report, the Company's disclosure controls and procedures were adequately designed and effective in ensuring that (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the Company's President and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosures.

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended January 31, 2014.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Star Gold Corp. is not a party to any material legal proceedings and, to Management’s knowledge, no such proceedings are threatened or contemplated. No director, officer or affiliate of Star Gold Corp. and no owner of record or beneficial owner of more than 5% of the Company’s securities or any associate of any such director, officer or security holder is a party adverse to Star Gold Corp. or has a material interest adverse to Star Gold Corp. in reference to pending litigation

ITEM 1A.

RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2013 which was filed with the SEC on July 30, 2013.

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

On October 4, 2013, the Company closed a private placement in which it issued a total of 4,403,200 shares of common stock and warrants to purchase an additional 2,201,600 shares to a total of 14 investors, raising a total of $1,100,800.  The warrants issued entitle the holder(s) thereof to purchase shares of the Company’s common stock  the price of $0.50 per share and expire twelve (12) months after their issuance date.  The shares of common stock and the warrants  were issued in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

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

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC, on February 02, 2012, as an exhibit to form 8-K.
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

STAR GOLD CORP.

Date:	March 17, 2014	By:	/s/ David Segelov
President & Chief Executive Officer
(Principal Executive Officer )

Date:	March 17, 2014		/s/Kelly J. Stopher
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)