Form 10-K
period 2014-04-30
Star Gold Corp.
filed 2014-07-29
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended April 30, 2014

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

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2013 was $ 9,276,994

As of July 15, 2014 there were 34,981,326 shares of issuer’s common stock outstanding.

STAR GOLD CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2014

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending April 30, 2014.  The following statements may be forward-looking in nature and actual results may differ materially.

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

Star Gold Corp. currently leases with an option to acquire unpatented mining claims located in the State of Nevada and known as the Longstreet Property. The Longstreet Property comprises 125 mineral claims (75 original optioned claims, of which 70 are unpatented staked claims and five claims acquired from local ranchers (Roy Clifford et al)), as well as 50 recently staked claims by Star Gold, covering a total area of approximately  2,500 acres (1,012 ha). The Longstreet property is at an intermediate stage of exploration.

The Company currently owns the rights to acquire up to a 100% mining interest (covering a total of 50 unpatented claims) in a mineral property located in the State of Nevada known as the Excalibur Property.

The Company has completed an initial exploration program on the Excalibur Property, which included Geological Mapping, Rock Sampling and Assaying.  Based on this analysis the Company has decided to move forward with the permitting of this property and associated drilling program.  The permitting was completed in June 2010 and the initial drilling program commenced immediately therafter.

On July 7th, 2010, Star Gold Corp. acquired an option to acquire a 100% mining interest in a property located in the State of Nevada (approximately 300 kilometers northwest of Las Vegas) known as the Jet Property.  The Company is currently engaged in preliminary exploration activities and surface testing of the Jet property.

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

Portions of the Company’s mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property Name	Third Party	Number of Claims	Acres	Agreements/Royalties
Longstreet	Minquest	150	2,240	3% Net Smelter Royalty (“NSR”) Annual lease payments totaling $270k, annual exploration expenditures totaling $3.55m, and 200k shares due through 2017.
Excalibur	Minquest	50	1,000	3% Net Smelter Royalty (“NSR”); Annual lease payments of $20ktotalling $100k and annual exploration expenditures totaling $255k through 2017.
Jet	Minquest	4	80	3% Net Smelter Royalty (“NSR”); Annual lease payment of $5,000 totaling $40k and annual exploration expenditures of $10,000 totaling $70k through 2017.

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

Employees

The Company has one employee other than its executive officers as of the date of this Annual Report on Form 10-K. Star Gold Corp. conducts business largely through independent contractor agreements with consultants.

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

During the fiscal year ended April 30, 2014, the Company had losses of $1,541,678 in connection with the maintenance and exploration of its mineral properties and the operation of the exploration business.  The Company therefore expects to continue to incur significant losses into the foreseeable future.  The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations.  At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business.  The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition.  There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share if the Company issues additional employee/director/consultant options or if the Company sells additional shares to finance its operation.

The Company has not generated any operational revenues from the exploration of its properties.  In order to further expand the Company’s business and meet its objectives, including but not limited to, obtaining funds to further explore the Company’s existing properties or to finance any acquisition activity, growth and/or additional exploration programs, should those opportunities present themselves, and depending on the outcome of its exploration programs, additional capital funding may need to be obtained through the sale and issuance of additional debt and/or equity securities.    The Company may also, in the future, grant to some or all of its directors, officers, insiders and key employee/consultants options, or other rights to acquire  common or preferred shares in the Company as non-cash incentives.  The issuance of any additional equity securities could cause then-existing stockholders to experience dilution of their ownership interests.

Should the Company issue additional shares in order to finance its business activities, investors’ interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  As of the date of the filing of this report there are outstanding 3,056,214 common share purchase warrants exercisable into 3,056,214 shares of common stock, and 3,572,000 options granted that are exercisable into 3,572,000 shares of common stock.  If all of these are exercised or converted, these would represent approximately 15.9% of the Company’s issued and outstanding shares.  If all of the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders.  The dilution may result in a decline in the market price of the Company’s shares.

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

Company Directors and Officers own 36.8% of the Company’s outstanding common stock which may cause corporate decisions influenced by the Directors and Officers to appear to be inconsistent with the interests of other stockholders.

Company directors and/or officers as a group control a combined 36.8% of the issued and outstanding shares of the Company’s common stock.  Accordingly, while none of the current directors and/or officers (individually or collectively)  can control, as shareholders, who is elected to the board of directors, since these individuals are not simply passive investors but are also active members of Company management, their interests as directors and/or officers and shareholders may, at times, be adverse to those of merely passive investors. Where those conflicts exist, stockholders will be dependent upon management exercising their fiduciary duties as members of the Board of Directors and/or as an officer. Also, due to their stock ownership position, members of the Company’s management team will have: (i) the ability to substantially influence the outcome of many (if not most) corporate actions requiring stockholder approval, including amendments to the Company’s Articles of Incorporation; and (ii) the ability to substantially influence corporate combinations or similar transactions that might benefit minority stockholders which may not be supported by management to the detriment of smaller and/or passive investors.

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

Governmental regulation and environmental risks

The Company’s business is subject to extensive federal, state and local laws and regulations governing mining exploration, development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters.  New legislation and regulations may be adopted at any time that results in additional operating expense, capital expenditures or restrictions and delays in the exploration, mining, production or development of its properties   Further drilling at both Longstreet and Excalibur is dependent on a successful Plan of Operation, which may not be forthcoming but which has been applied for as the existing Plan of Operation had expired.

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

The Company’s common stock is quoted via the OTC Markets.  The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, some of which are beyond the Company’s control.  These factors include price fluctuations of precious metals, government regulations, disputes regarding mining claims, broad stock market fluctuations and economic conditions in the United States.

Although the Company’s common stock is currently quoted via the OTC Markets, there are no assurances any public market for the Company’s common stock will continue.  There are also no assurances as to the depth or liquidity of any such market or the prices at which holders may be able to sell the shares.  An investment in these shares may be totally illiquid and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

 PROPERTIES.

The Company subleases office space at 611 E. Sherman Avenue,  Coeur d'Alene, Idaho,  83814 for $2500 per month from Marlin Property Management, LLC, an entity owned by the spouse of the Company's Chairman of the Board,  Lindsay Gorrill.  The Company believes this office space and facilities are sufficient to meet the Company's present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

The Company currently does not own any real property.   The Company owns a vehicle for business use in Nevada and other personal property used in the conduct of the Company’s business at its headquarters and at its various holdings in Nevada.

The Company is an 'exploration state' company with no proven or measured mineral reserves. There is no assurance that a commercially viable mineral deposit exists in any of the Excalibur, Longstreet, of Jet properties.  Further exploration and will be required before any final determination as to the economic or legal feasibility may be made as to any of the Company’s properties.

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

The Company has completed an initial exploration program on the Excalibur Property, which included Geological Mapping, Rock Sampling and Assaying.  Based on this analysis we decided to move forward with the permitting of this property and associated drilling program.  The permitting was completed in June 2010 and the drilling program commenced immediately thereafter.

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

Alta staked an additional 120 claims south and east of Flagle’s original Excalibur claims. Alta reportedly conducted minimal geology, a soil sampling program and completed eleven RC drill holes from 1997 to 1998. Although this data is not currently available, it has been offered for sale by Mr. Flagle.  Mr. Flagle reports that some “highly” anomalous gold was encountered in two or more of the drill holes. Alta Gold went into receivership in 1998 and the property reverted to the lessor. The claims were abandoned shortly thereafter. MinQuest acquired the ground through staking of eight unpatented mining claims in 2004 and leased the project to Star Gold (then known as Elan Development, Inc.) in 2007. Since that time an additional 46 claims have been added, 175 rock chip samples have been collected throughout the property and a geologic map with structure, alteration and cultural features has been completed.

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

Environmental, plan of operation and reclamation:  To the Company’s knowledge, there is no known surface disturbance or groundwater contamination from previous mining activities.  Remediation activities are performed immediately after completion of exploratory drilling. With respect to historical mining activities, those activities were on adjacent claims and, therefore, the Company has no plans to remediate at this time.

THE LONGSTREET PROPERTY

In January of 2010 Star Gold signed an option agreement to lease with an option to acquire from MinQuest, 60 unpatented mining claims (the “Longstreet Property”) totaling approximately 490 hectares (the “Longstreet Agreement”). The Company completed its first phase of drilling in 2011. On July 9, 2010, the Company and MinQuest entered into an amended agreement to add an additional 10 claims and expanded the total to 70 claims, all of which are unpatented. In addition, Star Gold reimburses MinQuest for 5 claims leased from a third party, Roy Clifford. The property comprises 125 mineral claims (75 original optioned claims, of which 70 are unpatented staked claims and five claims acquired from local ranchers (Roy Clifford et al)), as well as 50 recently staked claims by Star Gold, covering a total area of approximately  2,500 acres (1,012 ha) (Figure 6-1).  The claims are located within Sections 9-17,  20, and 21 of T6N, R47E, MDB&M (Mount Diablo Base Line & Meridian), Nye County.

Star Gold has staked 38 of these claims (Leach Pad Claims) adjacent to the eastern boundary of the property, with the objective of providing a site for leach pads planned for future development of the Main Zone.  In addition, Star Gold has staked 12 of the above claims along a corridor leading from the main Longstreet property to the Leach Pad Claims.

 A list of claims, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date
Original Longstreet Property Claims
Longstreet 1A	MinQuest Inc.	799562	20	22-Jan-1999	September 1, 2014
Longstreet 2A	MinQuest Inc.	799563	20	22-Jan-1999	September 1, 2014

Longstreet 3A	MinQuest Inc.	799564	20	22-Jan-1999	September 1, 2014
Longstreet 6A	MinQuest Inc.	799565	20	22-Jan-1999	September 1, 2014
Longstreet 7A	MinQuest Inc.	799566	20	22-Jan-1999	September 1, 2014
Longstreet 8A	MinQuest Inc.	799567	20	22-Jan-1999	September 1, 2014
Longstreet 9A	MinQuest Inc.	799568	20	22-Jan-1999	September 1, 2014
Longstreet 16A	MinQuest Inc.	799569	20	22-Jan-1999	September 1, 2014
Longstreet 13	MinQuest Inc.	799570	20	22-Jan-1999	September 1, 2014
Longstreet 32	MinQuest Inc.	799571	20	22-Jan-1999	September 1, 2014
Longstreet 34	MinQuest Inc.	799572	20	22-Jan-1999	September 1, 2014
Longstreet 4A	MinQuest Inc.	836168	20	2-Feb-2002	September 1, 2014
Longstreet 5A	MinQuest Inc.	836169	20	2-Feb-2002	September 1, 2014
Longstreet 8	MinQuest Inc.	836170	20	2-Feb-2002	September 1, 2014
Longstreet 10	MinQuest Inc.	836171	20	2-Feb-2002	September 1, 2014
Longstreet 10A	MinQuest Inc.	836172	20	2-Feb-2002	September 1, 2014
Longstreet 28	MinQuest Inc.	836173	20	2-Feb-2002	September 1, 2014
Longstreet 30	MinQuest Inc.	836174	20	2-Feb-2002	September 1, 2014
Longstreet 36	MinQuest Inc.	836175	20	2-Feb-2002	September 1, 2014
Longstreet 37	MinQuest Inc.	836176	20	2-Feb-2002	September 1, 2014
Longstreet 39	MinQuest Inc.	836177	20	2-Feb-2002	September 1, 2014
Longstreet 41	MinQuest Inc.	836178	20	2-Feb-2002	September 1, 2014
Longstreet 43	MinQuest Inc.	836179	20	2-Feb-2002	September 1, 2014
Longstreet 45	MinQuest Inc.	836180	20	2-Feb-2002	September 1, 2014
Longstreet 47	MinQuest Inc.	836181	20	2-Feb-2002	September 1, 2014
Longstreet 49	MinQuest Inc.	836182	20	2-Feb-2002	September 1, 2014
Longstreet 101	MinQuest Inc.	836183	20	2-Feb-2002	September 1, 2014
Longstreet 102	MinQuest Inc.	836184	20	2-Feb-2002	September 1, 2014
Longstreet 103	MinQuest Inc.	836185	20	2-Feb-2002	September 1, 2014
Longstreet 104	MinQuest Inc.	836186	20	2-Feb-2002	September 1, 2014
Longstreet 105	MinQuest Inc.	836187	20	2-Feb-2002	September 1, 2014
Longstreet 106	MinQuest Inc.	836188	20	2-Feb-2002	September 1, 2014
Longstreet 107	MinQuest Inc.	836189	20	2-Feb-2002	September 1, 2014
Longstreet 108	MinQuest Inc.	836190	20	2-Feb-2002	September 1, 2014
Longstreet 12	MinQuest Inc.	843867	20	25-Feb-2003	September 1, 2014
Longstreet 14	MinQuest Inc.	843868	20	25-Feb-2003	September 1, 2014
Longstreet 16	MinQuest Inc.	843869	20	25-Feb-2003	September 1, 2014
Longstreet 18	MinQuest Inc.	843870	20	25-Feb-2003	September 1, 2014
Longstreet 20	MinQuest Inc.	843871	20	25-Feb-2003	September 1, 2014
Longstreet 26	MinQuest Inc.	843872	20	25-Feb-2003	September 1, 2014
Longstreet 42	MinQuest Inc.	843873	20	25-Feb-2003	September 1, 2014
Longstreet 44	MinQuest Inc.	843874	20	25-Feb-2003	September 1, 2014
Longstreet 46	MinQuest Inc.	843875	20	25-Feb-2003	September 1, 2014
Longstreet 48	MinQuest Inc.	843876	20	25-Feb-2003	September 1, 2014
Longstreet 50	MinQuest Inc.	843877	20	25-Feb-2003	September 1, 2014
Longstreet 40	MinQuest Inc.	851568	20	25-Feb-2003	September 1, 2014
Longstreet 118	MinQuest Inc.	851569	20	29-Sep-2003	September 1, 2014
Longstreet 119	MinQuest Inc.	851570	20	29-Sep-2003	September 1, 2014
Longstreet 120	MinQuest Inc.	851571	20	29-Sep-2003	September 1, 2014
Longstreet 121	MinQuest Inc.	851572	20	29-Sep-2003	September 1, 2014
Longstreet 122	MinQuest Inc.	851573	20	29-Sep-2003	September 1, 2014
Longstreet 123	MinQuest Inc.	851574	20	29-Sep-2003	September 1, 2014
Longstreet 124	MinQuest Inc.	851575	20	29-Sep-2003	September 1, 2014
Longstreet 109	MinQuest Inc.	855021	20	25-Feb-2003	September 1, 2014

Longstreet 110	MinQuest Inc.	855022	20	25-Feb-2003	September 1, 2014
Longstreet 111	MinQuest Inc.	855023	20	25-Feb-2003	September 1, 2014
Longstreet 112	MinQuest Inc.	855024	20	25-Feb-2003	September 1, 2014
Longstreet 113	MinQuest Inc.	855025	20	25-Feb-2003	September 1, 2014
Longstreet 114	MinQuest Inc.	855026	20	25-Feb-2003	September 1, 2014
Longstreet 115	MinQuest Inc.	855027	20	25-Feb-2003	September 1, 2014
Longstreet 56	MinQuest Inc.	1025831	20	9-Jul-2010	September 1, 2014
Longstreet 57	MinQuest Inc.	1025832	20	9-Jul-2010	September 1, 2014
Longstreet 58	MinQuest Inc.	1025833	20	9-Jul-2010	September 1, 2014
Longstreet 59	MinQuest Inc.	1025834	20	9-Jul-2010	September 1, 2014
Longstreet 60	MinQuest Inc.	1025835	20	9-Jul-2010	September 1, 2014
Longstreet 61	MinQuest Inc.	1025836	20	9-Jul-2010	September 1, 2014
Longstreet 62	MinQuest Inc.	1025837	20	9-Jul-2010	September 1, 2014
Longstreet 63	MinQuest Inc.	1025838	20	9-Jul-2010	September 1, 2014
Longstreet 64	MinQuest Inc.	1025839	20	9-Jul-2010	September 1, 2014
Longstreet 65	MinQuest Inc.	1025840	20	9-Jul-2010	September 1, 2014
Longstreet 11	Roy Clifford et al	164002	20	14-Jun-1980	September 1, 2014
Longstreet 12	Roy Clifford et al	164003	20	14-Jun-1980	September 1, 2014
Longstreet 14	Roy Clifford et al	164005	20	14-Jun-1980	September 1, 2014
Longstreet 15	Roy Clifford et al	164006	20	14-Jun-1980	September 1, 2014
Morning Star	Roy Clifford et al	96719	20	1-Jul-1957	September 1, 2014
Subtotal Original	75		1,500
Leach Pad Claims
Longstreet 200	MinQuest Inc.	1073640	20	22-Jun-2012	September 1, 2014
Longstreet 201	MinQuest Inc.	1073641	20	22-Jun-2012	September 1, 2014
Longstreet 202	MinQuest Inc.	1073642	20	22-Jun-2012	September 1, 2014
Longstreet 203	MinQuest Inc.	1073643	20	22-Jun-2012	September 1, 2014
Longstreet 204	MinQuest Inc.	1073644	20	22-Jun-2012	September 1, 2014
Longstreet 205	MinQuest Inc.	1073645	20	22-Jun-2012	September 1, 2014
Longstreet 206	MinQuest Inc.	1073646	20	22-Jun-2012	September 1, 2014
Longstreet 207	MinQuest Inc.	1073647	20	22-Jun-2012	September 1, 2014
Longstreet 208	MinQuest Inc.	1073648	20	22-Jun-2012	September 1, 2014
Longstreet 209	MinQuest Inc.	1073649	20	22-Jun-2012	September 1, 2014
Longstreet 210	MinQuest Inc.	1073650	20	22-Jun-2012	September 1, 2014
Longstreet 211	MinQuest Inc.	1073651	20	22-Jun-2012	September 1, 2014
Longstreet 212	MinQuest Inc.	1073652	20	22-Jun-2012	September 1, 2014
Longstreet 213	MinQuest Inc.	1073653	20	22-Jun-2012	September 1, 2014
Longstreet 214	MinQuest Inc.	1073654	20	22-Jun-2012	September 1, 2014
Longstreet 215	MinQuest Inc.	1073655	20	22-Jun-2012	September 1, 2014
Longstreet 216	MinQuest Inc.	1073656	20	22-Jun-2012	September 1, 2014
Longstreet 217	MinQuest Inc.	1073657	20	22-Jun-2012	September 1, 2014
Longstreet 218	MinQuest Inc.	1073658	20	22-Jun-2012	September 1, 2014
Longstreet 219	MinQuest Inc.	1073659	20	22-Jun-2012	September 1, 2014
Longstreet 220	MinQuest Inc.	1073660	20	22-Jun-2012	September 1, 2014
Longstreet 210	MinQuest Inc.	1073661	20	22-Jun-2012	September 1, 2014
Longstreet 220	MinQuest Inc.	1073662	20	22-Jun-2012	September 1, 2014
Longstreet 223	MinQuest Inc.	1073663	20	22-Jun-2012	September 1, 2014
Longstreet 224	MinQuest Inc.	1073664	20	22-Jun-2012	September 1, 2014

Longstreet 225	MinQuest Inc.	1073665	20	22-Jun-2012	September 1, 2014

Longstreet 226	MinQuest Inc.	1073666	20	22-Jun-2012	September 1, 2014
Longstreet 227	MinQuest Inc.	1073667	20	22-Jun-2012	September 1, 2014
Longstreet 228	MinQuest Inc.	1073668	20	22-Jun-2012	September 1, 2014
Longstreet 229	MinQuest Inc.	1073669	20	22-Jun-2012	September 1, 2014
Longstreet 230	MinQuest Inc.	1073670	20	22-Jun-2012	September 1, 2014
Longstreet 231	MinQuest Inc.	1073671	20	22-Jun-2012	September 1, 2014
Longstreet 232	MinQuest Inc.	1073672	20	22-Jun-2012	September 1, 2014
Longstreet 233	MinQuest Inc.	1073673	20	22-Jun-2012	September 1, 2014
Longstreet 234	MinQuest Inc.	1073674	20	22-Jun-2012	September 1, 2014
Longstreet 235	MinQuest Inc.	1073675	20	22-Jun-2012	September 1, 2014
Longstreet 236	MinQuest Inc.	1073676	20	22-Jun-2012	September 1, 2014
Longstreet 237	MinQuest Inc.	1073677	20	22-Jun-2012	September 1, 2014
Subtotal Leach Pad	38		760

Corridor Claims
Longstreet 66	MinQuest Inc.	1080730	20	5-Sept-2012	September 1, 2014
Longstreet 238	MinQuest Inc.	1080731	20	5-Sept-2012	September 1, 2014
Longstreet 239	MinQuest Inc.	1080732	20	5-Sept-2012	September 1, 2014
Longstreet 240	MinQuest Inc.	1080733	20	5-Sept-2012	September 1, 2014
Longstreet 241	MinQuest Inc.	1080734	20	5-Sept-2012	September 1, 2014
Longstreet 242	MinQuest Inc.	1080735	20	5-Sept-2012	September 1, 2014
Longstreet 243	MinQuest Inc.	1080736	20	5-Sept-2012	September 1, 2014
Longstreet 244	MinQuest Inc.	1080737	20	5-Sept-2012	September 1, 2014
Longstreet 245	MinQuest Inc.	1080738	20	5-Sept-2012	September 1, 2014
Longstreet 246	MinQuest Inc.	1080739	20	5-Sept-2012	September 1, 2014
Longstreet 247	MinQuest Inc.	1080740	20	5-Sept-2012	September 1, 2014
Longstreet 248	MinQuest Inc.	1080741	20	5-Sept-2012	September 1, 2014
Subtotal Corridor	12		240
Total	125		2,500

Star Gold must make annual claim filing fees of $140 ($155 in 2014) per claim with the Bureau of Land Management (BLM), and Nevada/Nye County claim filing fees of $10.50 per claim plus $4.00 for filing with the Nye County office at Tonopah.  The 2013 total annual claim payment was  $17,011.

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

During the next few years Naneco increased its interest from 53 percent to 100 percent, conducted additional metallurgy, economic evaluation and drilling.  At least 492 RC holes have been drilled, most within the Main resource area.  Unable to raise money because of falling gold prices and strapped with high land payments to the claim owners, Naneco relinquished the property in 1998.  MinQuest acquired it shortly thereafter. The Cyprus target, which was evaluated by Cyprus Minerals Company in 1987 was acquired by MinQuest in early 2002.

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

Following the split of REM into Harvest Gold and VMS Ventures Inc. Harvest performed no further work at Longstreet after late 2005. The property was finally returned to MinQuest in August, 2009. By agreement with Minquest, Star Gold Corp. received an option to acquire the property on January 15, 2010.

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

Drill samples were sent through a rotating, wet sample splitter attached to the drill in order to reduce the sample volume and maintain a representative sample. Drill helpers, under the supervision of the project geologist, collected and bagged an 'A' and 'B' sample on 5-foot intervals. Procedurally, an 'A' sample is collected and held by the project geologist for security purposes until it can be delivered to an assay facility. The 'B' sample then remains on site as a duplicate or backup sample if needed at a later date. A blank and two known 'standard’ pulps are then submitted randomly spaced with each drill hole. Once assays are available, they are examined for unexpected high or low values. If unexpected high or low values are encountered, the 'B' splits may be collected and submitted, or the lab may be requested to re-assay the pulp or reject in question. The 'check' samples and 'standard' are examined to insure they agree with the original or know within accepted limits, usually +or- 10%.

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

No party reading this report should conclude the Longstreet property has economic mineralization due to Longstreet's proximity to any historic or producing mines and any information regarding any such historic or producing mines is strictly informational relative to location and similar geologic characteristics.

Regional Geology and Mineralization: The Longstreet Property is located in the Nevada portion of the Basin and Range Province. This geological province is characterized by repeated episodes of compressional deformation in Paleozoic and Mesozoic time followed by extensional deformation and extensive magmatism and volcanism in Cenozoic time. Gold deposits are most often described as being associated with ‘mineralization trends’, that are a reflection of deep crustal structures and magmatism, such as the ‘Walker Lane’ and the ‘Carlin Trend’. The Longstreet Project is located in the Monitor Range, adjacent to the northwest trending Walker Lane volcanic-hosted gold trend that includes such world-class deposits as the Comstock and Goldfields mining camps

2013 Drill Results Longstreet (≥ 5 feet @ ≥ 0.01 oz/ton gold equivalent) 08/26/13
Hole No.	From	To	Interval	True	Gold	Silver	True	Gold	Silver	Au Equiv.
	(feet)	(feet)	(feet)	Width	(oz/ton)	(oz/ton)	Width (m)	(g/t)	(g/t)	(oz/ton)
LS-1301	45	50	5.0	5.0	0.008	0.274	1.5	0.263	9.4	0.012
	150	160	10.0	10.0	0.016	0.058	3.0	0.535	2.0	0.017
	190	215	25.0	25.0	0.009	0.141	7.6	0.300	4.8	0.011
LS-1302	0	40	40.0	36.0	0.015	0.894	11.0	0.516	30.6	0.030
	70	165	95.0	85.5	0.009	0.482	26.1	0.307	16.5	0.017
	205	270	65.0	58.5	0.012	0.444	17.8	0.396	15.2	0.019
LS-1303	85	110	25.0	25.0	0.003	0.935	7.6	0.098	32.0	0.018
	145	150	5.0	5.0	0.009	0.105	1.5	0.292	3.6	0.010
	165	170	5.0	5.0	0.007	0.201	1.5	0.238	6.9	0.010
	185	230	45.0	45.0	0.006	0.374	13.7	0.191	12.8	0.012
	255	300	45.0	45.0	0.004	0.326	13.7	0.148	11.2	0.010
LS-1304	35	50	15.0	15.0	0.004	0.388	4.6	0.130	13.3	0.010
	60	85	25.0	25.0	0.008	0.384	7.6	0.258	13.1	0.014
	130	155	25.0	25.0	0.065	0.467	7.6	2.218	16.0	0.073
LS-1305	15	30	15.0	15.0	0.007	0.184	4.6	0.226	6.3	0.010
	45	145	100.0	100.0	0.009	0.306	30.5	0.305	10.5	0.014
	210	220	10.0	10.0	0.006	0.291	3.0	0.220	10.0	0.011
LS-1306	45	50	5.0	5.0	0.004	0.523	1.5	0.120	17.9	0.012
	205	295	90.0	90.0	0.003	0.521	27.4	0.095	17.9	0.011
LS-1307	120	145	25.0	25	0.007	0.783	7.6	0.236	26.8	0.020
LS-1308	85	90	5.0	5	0.009	0.146	1.5	0.314	5.0	0.012
	180	190	10.0	10.0	0.003	0.444	3.0	0.101	15.2	0.010
	280	340	60.0	60.0	0.003	0.833	18.3	0.104	28.5	0.017
LS-1309	0	10	10.0	10.0	0.015	0.304	3.0	0.509	10.4	0.020
	40	265	225.0	225.0	0.022	0.678	68.6	0.750	23.2	0.033
	330	340	10.0	10.0	0.005	0.492	3.0	0.169	16.9	0.013
LS-1310	0	20	20.0	20	0.010	0.349	6.1	0.342	12.0	0.016
LS-1311	0	30	30.0	30	0.004	0.471	9.1	0.140	16.1	0.012
	50	115	65.0	65	0.010	0.798	19.8	0.351	27.3	0.024
	350	360	10.0	10	0.002	0.581	3.0	0.070	19.9	0.012
LS-1312	45	60	15.0	15.0	0.010	0.091	4.6	0.343	3.1	0.012
	120	125	5.0	5.0	0.005	0.321	1.5	0.172	11.0	0.010
	150	255	105.0	105.0	0.012	1.056	32.0	0.423	36.2	0.030
	290	380	90.0	90.0	0.006	0.494	27.4	0.191	16.9	0.014
LS-1313	0	15	15.0	15.0	0.009	0.288	4.6	0.308	9.9	0.014
	50	105	55.0	55.0	0.019	0.735	16.8	0.641	25.2	0.031
	120	130	10.0	10.0	0.004	0.720	3.0	0.138	24.7	0.016
	160	200	40.0	40.0	0.038	0.810	12.2	1.300	27.7	0.051

	245	250	5.0	5.0	0.013	0.277	1.5	0.439	9.5	0.017
LS-1314	0	65	65.0	65.0	0.017	0.787	19.8	0.572	27.0	0.030
	245	340	95.0	95.0	0.004	1.424	29.0	0.134	48.8	0.028
	355	380	25.0	25.0	0.003	0.423	7.6	0.102	14.5	0.010
LS-1315	0	15	15.0	15.0	0.005	0.318	4.6	0.176	10.9	0.010
	50	55	5.0	5.0	0.012	0.520	1.5	0.406	17.8	0.021
	95	100	5.0	5.0	0.003	0.742	1.5	0.093	25.4	0.015
	145	150	5.0	5.0	0.002	1.323	1.5	0.056	45.3	0.024
	205	210	5.0	5.0	0.003	0.689	1.5	0.092	23.6	0.014
LS-1316	0	30	30.0	30	0.014	0.215	9.1	0.482	7.4	0.018
	175	185	10.0	10	0.010	0.254	3.0	0.334	8.7	0.014
	220	225	5.0	5	0.012	0.239	1.5	0.408	8.2	0.016
	240	280	40.0	40	0.019	0.596	12.2	0.651	20.4	0.029
LS-1317	50	55	5.0	5	0.004	0.493	1.5	0.153	16.9	0.013
	95	100	5.0	5	0.003	0.432	1.5	0.096	14.8	0.010
LS-1318	0	15	15.0	15	0.009	0.450	4.6	0.323	15.4	0.017
	25	75	50.0	50	0.005	0.281	15.2	0.186	9.6	0.010
LS-1319	0	20	20.0	20	0.015	0.190	6.1	0.503	6.5	0.018
	175	205	30.0	30	0.032	10.340	9.1	1.087	354.1	0.204
including	180	185	5.0	5	0.166	54.312	1.5	5.690	1860.0	1.071
LS-1320				Hole abandoned at 100 feet. No +0.01 Au Equiv. results
Note: Au Equiv. calculation uses Au/Ag ratio of 60/1

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

No party reading this report should conclude the Longstreet property has economic mineralization due to Longstreet's proximity to any historic or producing mines and any information regarding any such historic or producing mines is strictly informational relative to location and similar geologic characteristics.

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

Metallurgy:  2013 Metallurgical Test Program

The 2013 metallurgical test work program was conducted by McLelland Laboratories under the direction of a QP metallurgical engineer contracted by Star Gold. The program included bottle roll tests, column tests and comminution tests and mineralogical examination.

Section Sample Assays

A total of 65 underground adit samples weighing 816 pounds (370kg) and three surface samples weighing 904 pounds (410kg) were collected for metallurgical testing. Each of these samples were crushed to 100% -2 inches (50mm) and assayed for gold and silver in duplicate. Assay results are listed in Table 8.2. Samples were combined to generate surface and underground composites, as well as a blended master composite. Triplicate direct assays were conducted on each composite. Standard deviations between triplicate head assays were high, particularly for the surface master composite. The agreement between the triplicate splits was not good, however the average of the triplicate assays is close to what was expected, based on the section assays. It was noted that the Quality Control samples all checked out as well, which indicates that the assays are good and the gold occurrence in the potentially economic mineralization is just a little “spotty”.

Table . Gold Head Assays and Head Grade Comparisons

Longstreet Composites
	SMC, g/mt		UMC, g/mt		BMC, g/mt
Determination	Au	Ag	Au	Ag	Au	Ag

Direct Assay, Init.	0.21	17	0.70	67	0.57	40
Direct Assay, Dup.	0.67	34	0.82	63	0.66	41
Direct Assay, Trip.	0.37	21	1.09	53	0.77	50
Average	0.42	24	0.87	61	0.67	44
Std. Deviation	0.23	9	0.20	7	0.10	6

A total of twenty pieces of rock from both underground and surface were selected for comminution testing. The remainder of the samples were separately stage crushed to 100% -2-inches (-50mm). Each of the underground and surface samples were then blended to form a master composite representing both the underground and surface samples. The blended sample was then split to generate a third master composite. Samples were collected for bottle roll tests. All composites were then further crushed to 80% -3/4 inch (19mm), blended, then split into 75kg lots for column testing.

Selection sample assay results and detailed blending procedures are provided in the Appendix to this report.

Bottle Roll Testing

A bottle roll test was conducted on each of the three composites at an 80% -10 Mesh (1.7mm) feed size to determine lime requirements for column leach testing. Gold and silver recoveries were similar for all three composites. Gold recoveries ranged from 80.6% to 81.9% and silver recoveries ranged from 17.5% to 20.0%.

Additional bottle roll tests, at a cyanide concentration of 1.0g NaCN/L were conducted on the blended master composite at feed sizes of 100% -2 inches (50mm), 80% -3/4 inches (19mm) and 80% -1/4 inch (6.3mm) to determine sensitivity to feed size. The blended master composite showed a moderate sensitivity to feed size with respect to gold and silver recovery. Recovery was 18.4% higher for gold, and 13.9% higher for silver, at a feed size of 80% -1/16 inches (1.7mm) than at a feed size of 100% -2 inches (50mm).

Silver recovery, for each bottle roll test conducted, was low. In order to investigate the cause of the low silver recovery, three additional bottle roll tests were conducted on the blended master composite to determine response to increased cyanide concentration (5.0g NaCN/L) at typical heap leach (80% -3/4 inches, 80% -1/4 inches) and milled (80% -200 Mesh (75µm)) feed sizes.

Results showed that increasing the cyanide concentration did not significantly increase silver recovery at heap leach feed sizes, however, silver recovery increased substantially when feed was finely ground. Silver recovery was 60.6% from the bottle roll test conducted on 80% -200 mesh material. Gold recovery was also moderately higher when fine grinding was employed. Mineralogical analysis of head and tail samples of the blended master composite confirm that the primary reason for low silver recovery is due to the very fine grained nature of the silver sulfide, which when exposed, is readily leachable. The silver leach rate at 200 mesh was extremely fast. Silver recovery was complete within the first two hours, which suggests that the silver mineralization is very fast leaching once liberated. In contrast, silver-bearing jarosites tend to be refractory and are usually unaffected by leaching regardless of the grind size.

Summary results from bottle roll testing are given in Table 8.3. Detailed bottle roll test data including leach rate figures, are provided in the attached spreadsheet.

Table . Bottle Roll Test Results, 2013

Both gold and silver recoveries are slightly improved with increased crush size, the increase in recovery is more pronounced in the silver as compared to gold when a fine grind is applied. Figure 8.3 illustrates this. It is important to keep in mind that in order to reduce the particle size to 80 % passing 75 microns a conventional comminution circuit employing crushing and grinding would be required.

Figure .  Crush Size Versus Metal Recovery

Column Leach Testing

Column leach test were conducted on each of the master composites, utilizing a feed size of 80% -3/4 inch (19 mm) in order to determine gold and silver recoveries, recovery rates and reagent requirements under simulated heap leach conditions. Lime additions were based on bottle roll tests. Test columns were sized at 15 cm diameter by 3 meters high using PVC piping with material stacked in the leaching columns in a manner in which to minimize particle segregation and compaction. Leaching was conducted by applying a cyanide solution of 1.0g NACN/L over the charge at a feed rate of 12 Lph/m2 of column cross sectional area. After leaching, fresh water rinsing was conducted to remove residual cyanide and to recover dissolved gold and silver values.

Detail column leach tests data, including screen analysis of the feed and tails and drain down rates can be found in the Appendix, identified as McLelland Report No. 3829 entitled Heap Leach Cyanidation Testing Longstreet Project, dated April 6, 2014.

All three composites were leached for 190 days. Gold and silver extractions for the surface master composite (SMC) reached 88.9 % and 20.0%, respectively.  Gold and silver extraction for the underground master composites (UMC) was 84.6 % for gold and 15.4 % for silver.  The master blend composite (MBC) achieved gold and silver recoveries of 86.3 and 16.7 respectively. Summary results from column leach testing are provided in Table 8.4. Detailed results, including leach rate figures are provided in the Appendix.

Table . Summary Metallurgical Test Results

Summary Metallurgical Results, Column Percolation Leach Tests, Longstreet Mine Composites, 80%-19mm Feed Size
Sample I.D.	Test No.	Leach/rinse Time, days	mt/mt ore	g Au/mt ore Extracted	Average Head	g Ag/mt ore Extracted	Average Head	NaCN consumed kg/mt ore	Lime added kg/mt ore
SMC	P-1	153	4.8	0.32	0.38	5	24	1.45	1.7
UMC	P-2	158	5.3	0.59	0.85	7	60	1.90	2.7
BMC	P-3	158	5.2	0.63	0.68	8	45	1.78	2.0

Recovery results by size fraction for all three master composites indicates that finer crushing would not substantially improve gold recovery. Gold recovery was similar throughout the various size fractions with only a slightly elevated recovery in the finest size fraction (-75 microns). Silver recovery on the other hand would benefit from a finer particle size and would require fine grinding in order to maximize recovery.

Overall metallurgical results indicate that the Longstreet master composites are readily amenable to simulated heap leach treatment at 80% -19 mm feed size. Gold recoveries for all three composites were similar and ranged from 84.6 % to 88.9 % in 190 days of leaching and rinsing. Silver recoveries were similar for all three samples, with recoveries ranging from 15.4 % to 20.0%.

It is important to note that although the column tests were conducted over a period of 190 days, gold extraction was essentially completed in the first 30 days of leaching. Silver leach rates, on the other hand, were very slow and it is not expected that they would improve beyond the 190 day cycle.

Cyanide consumption rates were high and ranged from 1.56 to 1.93 kg NaCN/t of ore. This was due in part to the long leach times. Cyanide consumption rates in a commercial operation are typically much lower.

Figures 8.4, 8.5 and 8.6 diagramatically illustrate the leach rates and results for gold and silver.

Gold and Silver Leach Rate Profiles, Column Leach Test,
Longstreet Mine, Surface Master Composite, 80% -19mm Feed Size
Cumulative Recovery, % of Total
0
10
20
30
40
50
60
70
80
90
100
Leach Time, days
0
30
60
90
120
150
180
210
Au
Ag

Figure .  Surface Master composite leach kinetics

Gold and Silver Leach Rate Profiles, Column Leach Test, Longstreet Mine, Underground Master Composite, 80% -19mm Feed Size
Cumulative Recovery, % of Total
100
90
80
70
60
50
40
30
20
10
0
0
30
60
90
120
150
180
210
Leach Time, days
Au
Ag

Figure . Underground master composite leach kinetics

Gold and Silver Leach Rate Profiles, Column Leach Test,
Longstreet Mine, Blended Master Composite, 80% -19mm Feed Size
Cumulative Recovery, % od Total
100.0
90.0
80.0
70.0
60.0
50.0
40.0
30.0
20.0
10.0
0.0
0
30
60
90
120
150
180
210
Leach Time, days
Au
Ag

Figure . Master blend composite leach kinetics

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

History: Several short adits were developed in the area in the 1920’s and1930’s.  Three of the four adits found are open to inspection. There is no evidence of any production from this work. The property lay idle until 1974 when Lyle Cambell, working on a grubstake u

Jet Claims
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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  During the year ended April 30, 2014, the Company’s exploration properties were not subject to regulation by the MSHA under the Mine Act.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Star Gold Corp. authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of July 15, 2014, there were 34,981,326  shares of Star Gold Corp. common stock issued and outstanding. The Company has not issued any shares of preferred stock.

Market Information

The Company’s shares are quoted via the OTC Markets under the symbol “SRGZ.”  The high and low bid information for the Company's common stock for the year ended April 30, 2014 and 2013 is:

Year	Quarter	HIGH ($)	LOW ($)
2014	First quarter ending July 31, 2013	$0.50	$0.20
	Second quarter ending October 31, 2013	0.50	0.17
	Third quarter ending January 31, 2014	0.40	0.20
	Fourth Quarter ending April 30, 2014	0.28	0.10

2013	First quarter ending July 31, 2012	$0.90	$0.25
	Second quarter ending October 31, 2012	0.70	0.10
	Third quarter ending January 31, 2013	0.50	0.35
	Fourth quarter ending April 30, 2013	0.55	0.25

Quotations provided by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

At July 15, 2014 the price per share quoted on the OTCBB was $0.28.

Transfer Agent:

The independent stock transfer agent for Star Gold Corp. is Holladay Stock Transfer, Inc. located at 2939 North 67th Place, Suite C, Scottsdale, AZ  85251.

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

On May 30, 2011, the Board of Directors approved a grant of 326,666 options (as adjusted for reverse stock split of February 2, 2012) under the Stock Option Plan to Directors, Executive Officers and other non-employee consultants.  The options have an exercise price of $0.90 which approximates the fair market value of the Company's common equity on the date of the grant based on the closing price as quoted by the National Quotation Bureau on the day of grant.  The option certificates will reflect the actual date of the grant.  The Company will recognize stock option expense related to these grants in subsequent periods.

On March 22, 2012, the Board of Directors authorized the grant of 236,667 options (as adjusted for reverse stock split of February 2, 2012) to purchase shares of the Company to various directors, officers and consultants.  The options have an exercise price of $0.78 which approximates the fair market value of the Company's common equity on the date of the grant based on the closing price as quoted by the National Quotation Bureau on the day of grant.  The option certificates will reflect the actual date of the grant.  The Company will recognize stock option expense related to these grants in subsequent periods.

On June 18, 2012 the Board of Directors authorized the grant of 1,725,000 options to purchase shares of common stock of the Company to various directors, officers and advisors.  The options have an exercise price of $0.30 which approximates the fair market value of the Company's common equity on the date of the grant based on the closing price as quoted by the National Quotation Bureau on the day of grant.  The option certificates will reflect the actual date of the grant.  The Company will recognize stock option expense related to these grants in subsequent periods.

On May 22, 2013 the Board of Directors authorized the grant of 675,000 options to purchase shares of common stock of the Company to various directors, officers and consultants.  The options have an exercise price of $0.29 which approximates the fair market value of the Company's common equity on the date of the grant based on the closing price as quoted by the National Quotation Bureau on the day of grant.  The option certificates will reflect the actual date of the grant.  The Company will recognize stock option expense related to these grants in subsequent periods.

On February 13, 2014, the Board of Directors authorized the grant of 350,000 options to purchase shares of common stock of the Company to a director.  These options have an exercise price of $0.28 which approximates the fair market value of the Company's common equity on the date of the grant based on the closing price as quoted by the National Quotation Bureau on the day of grant.  The option certificates will reflect the actual date of the grant.  The Company will recognize stock option expense related to this grant in subsequent periods.

Recent Sales of Unregistered Securities

On October 4, 2013, the Company completed a private placement of its securities wherein it raised a total of $1,080,800 (the “Offering”).  The Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.25.  Pursuant to the Offering, the Company issued 4,323,200 shares of its common stock and warrants to purchase an additional 2,161,600 shares of its common stock.  Warrants issued pursuant to the Offering entitle the holders thereof to purchase shares of common stock for the price of $0.50 per share.  The term of each warrant is for one (1) year commencing with its issuance date.

On October 31, 2013, the Company issued 20,625 shares of common stock in lieu of cash in consideration of fees for Board of Director meetings accrued through October 31, 2014.  These shares were valued at $8,250 or $0.40 per share which approximated the fair value of the shares at the date of issuance.

On January 15, 2014, the Company awarded 25,000 shares of common stock to pursuant to the Longstreet Property Agreement.  The shares were valued at $0.20 per share or $5,000 as of the date of issuance based on the current market price of the Company’s common stock.

As of April 30, 2014, the Company had a total of 34,981,326 shares outstanding.

All unregistered sales of equity securities during the period covered by this Annual Report were previously disclosed in the Company’s current reports on Form 8-K and its Quarterly Reports on Form 10-Q.

During the fiscal year ended April 30, 2014, neither the Company nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company's equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

ITEM 6.   SELECTED FINANCIAL DATA

Statement of Operations Information:

	For the year ended
	April 30, 2014	April 30, 2013

Revenues	$ -	$ -
Gross profit	-	-
Total operating expenses	1,542,499	2,011,205
Loss from operations	(1,542,499)	(2,011,205)
Other income (expense)	821	(120,880)
NET LOSS	$ (1,541,678)	$ (2,132,085)

Weighted average shares of common stock outstanding (basic and diluted)	33,138,045	23,360,565

Income (loss) per share (basic and diluted)	$ (0.05)	$ (0.09)

Balance Sheet Information:

	April 30, 2014	April 30, 2013
Working capital	$ 527,176	$ 735,456
Total assets	1,028,717	1,162,378
Accumulated deficit	7,724,191	6,182,513
Stockholders' equity	981,587	1,141,781

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

The Company maintains a corporate office in Coeur d'Alene, Idaho.  This is the primary administrative office for the company and is utilized by Board Chairman Lindsay Gorrill and Chief Financial Officer Kelly Stopher and one administrative employee.

The financial condition of the Company was positive during 2013 and the metals commodity markets were unfavorable for most of the year but with little impact as Star Gold is an exploration stage company.

In the past year the Company completed the following:

•

Drilling program of approximately 20 holes (6,000 feet) to better define the existence of bulk mineable gold deposit.

•

Detailed mineralogical studies and metallurgical testing to assess the recovery of cyanide acid leachable gold and silver in the altered rhyolitic rocks.

•

Issued a detailed report outlining an updated information as to mineralogy at Main Zone and potential economics of such a zone.

The Company's plan of operations for the next twelve months, subject to funding, and the availability of contractors, is as follows:

•

Continue the advanced exploration and pre-development program for the Longstreet Project with a systematic exploration program to assess the exploration potential for the existence of bulk mineable gold-silver deposits.  This work may include the following:

o

A program of in-fill reverse circulation drilling to extend and probe the eastern parts and the southern footwall of the Main Zone . This program will entail approximately 5000 feet of drilling.

o

Update the Mineral Resources of the Longstreet property

•

Begin a collection of data for preparation of a Baseline Study as required by the USFS and BLM.

•

Further study water rights issues and water sufficiency at Main Zone on Longstreet.

The preliminary budget for 2014:

STAR GOLD CORP. - LONGSTREET Au-Ag PROJECT, NEVADA

Reverse circulation drilling - 5000 feet	$ 280,000
Collection for baseline studies	250,000
Studies into water issues	400,000
Update mineral resource model	40,000
Total	$ 970,000

Both the collection for baseline studies and studies relating to water issues are contingent on securing additional financing.

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

Additional financing will be required in the future to complete planned exploration projects and expand operations to the production stage.  Although the Company believes it will be able to source additional financing there are no guarantees any needed financing will be available at the time needed or on acceptable terms, if at all.  If the Company is unable to raise additional financing when necessary, it may have to delay exploration efforts or property acquisitions, or be forced to cease operations.  Collaborative arrangements may require the Company to relinquish rights to certain of its mining claims.

RESULTS OF OPERATIONS

	For the year ended
	April 30, 2014	April 30, 2013

Mineral exploration expense	701,976	799,862
Legal and professional fees	150,060	192,948
Management and administrative	683,798	1,009,480
Depreciation	5,915	5,915
Directors fees	750	3,000
Other expense (income)	(821)	120,880
NET LOSS	$ 1,541,678	$ 2,132,085

The Company has earned no operating revenue in 2014 or 2013 and does not anticipate earning any revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other business opportunities.

Total net loss for 2014 of $1,541,678 decreased by $590,407 from 20132 total net loss of $2,132,085.

Mineral exploration and consultants’ expense

SUMMARY OF MINERAL	For the year ended
EXPLORATION EXPENSE	April 30, 2014	April 30, 2013
Drilling and field work	$ 250,214	$ 407,177
Geochemical analysis and metallurgy	91,405	71,962
Field consultants and payroll	139,860	176,812
Technical consultants	193,382	108,563
Claims	27,115	35,348
Total mineral exploration expense	$ 701,976	$ 799,862

Exploration and consultants expense for the year end April 30, 2014 was $701,976, a decrease of $97,886 over 2013 exploration and consultants expense of $799,862 resulting from drilling programs completed at the Longstreet property. Included in the April 30, 2014 exploration and consultant expense were costs associated with metallurgy and revised technical reports on the Longstreet property.   Management expects to continue the Company’s exploration and drilling programs at Longstreet during the fiscal year ending April 30, 2014 in accordance with minimum spend requirements outlined in Note 4 of the Company’s financial statements.  Consulting and exploration expenses are expected to increase as the Company anticipates ongoing drilling program(s) on its Longstreet project during the summer and fall of 2014, coupled with additional environmental and geological engineering work designed to taking the property to production.  Through amendments to its Property Agreements, the Company will defer additional exploration on both Jet and Excalibur until the second half of calendar year 2014.  Management believes concentration of drilling and exploration activities at the Longstreet property provides the best use of capital resources.

General and administrative expense

SUMMARY OF MANAGEMENT	For the year ended
AND ADMINISTRATIVE EXPENSE	April 30, 2014	April 30, 2013
Auto and travel	$ 31,041	$ 55,600
General administrative and insurance	31,843	34,497
Management fees and payroll	285,859	142,591
Office and computer expense	20,059	30,198
Rent and lease expense	30,000	34,355
Stock option expense	282,434	708,521
Telephone and utilities	2,562	3,718
Total	$ 683,798	$ 1,009,480

General and administrative expense decreased $325,682 to $683,798 compared to 2012 expense of $1,009,480.  The difference was primarily attributable to a decrease of non-cash stock option expense of $426,087.

During the year ended April 30, 2014, the Company began compensating its President a market rate salary of $11,500 per month and paid a performance-related bonus of $64,981.  The Company also engaged an administrative employee during the fiscal year ended April 30, 2014. This accounts for substantially all of the increase in management fees and payrolls for the year ended April 30, 2014.

Management expects travel expense to increase slightly for the fiscal year ending April 30, 2015. Travel is generally related to meetings associated with capital raises and visits to the exploration site by Company management and financiers.

Legal and professional fees

SUMMARY OF LEGAL AND PROFESSIONAL FEES	For the year ended
PROFESSIONAL FEES	April 30, 2014	April 30, 2013
Audit and accounting	$ 46,941	$ 44,178
Legal fees	24,173	73,198
Public company expense	6,951	10,405
Investor relations	71,995	65,167
Total legal and professional fees	$ 150,060	$ 192,948

Total legal and professional fees decreased $42,888 to $150,060 in 2014 from $192,948 in 2013.  Legal fees decreased to $24,173 in 2014 from $73,198 in 2013 as there were no significant corporate governance, financing or legal matters during the fiscal year.  Management expects legal fees to increase significantly in fiscal year 2015 relating to private placement documentation and other corporate governance matters.

Audit and accounting fees increased $2,763 from $44,178 for the year end April 30, 2013 compared to $46,941 for the year ended April 30, 2014.  Management expects audit and accounting fees to increase slightly in fiscal year 2015 in conjunction with services provided for other corporate governance matters.

Investor relation expense of $71,995 for the year ended April 30, 2014 was an increase of $6,828 compared to $65,167 for the year ended April 30, 2013.  Management expects investor relation expense to remain relatively constant in fiscal year 2015.

Directors fees

Directors fees of $750 were expensed in fiscal year 2014.  The Board added one additional members during the year ended April 30, 2014.  Certain Board members may be compensated on a per diem consulting rate to verify and assess technical information provided by outside consultants.  Those per diem consulting rates are charged to exploration expense as incurred.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL
	April 30, 2014	April 30, 2013
Current assets	$ 574,306	$ 756,053
Current liabilities	(47,130)	(20,597)
Working capital	$ 527,176	$ 735,456

CASH FLOWS
	Year ended April 30,
	2014	2013
Cash flow used by operating activities	$ (1,181,614)	$ (1,242,215)
Cash flow used by investing activities	(44,000)	(42,986)
Cash flow from financing activities	1,414,800	1,412,832
Net increase in cash during period	$ 189,186	$ 127,631

Working capital will be utilized for the Company’s ongoing exploration at its Longstreet project scheduled for the summer of 2014 and general corporate purposes.

The Company utilized $44,000 in cash from Investing Activities to exercise its option on claims agreements and utilized for certain capitalized mineral assets at its Longstreet and Jet projects.  The Company intends to continue exploration activities at Longstreet, Excalibur and Jet, with the primary emphasis on the Longstreet property.  Through written agreement with the Optioner, the Company will defer exploration of Excalibur and Jet until the second half of calendar year 2014.

As of April 30, 2014, the Company had cash on hand of $542,757. Since inception, the sole source of financing has been sales of the Company's debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Asset Impairments

Significant property acquisition payments for active exploration properties are capitalized.  The evaluation of the Company’s mineral properties for impairment is based on market conditions for minerals, underlying mineralized material associated with the properties, and future costs that may be required for ultimate realization through mining operations or by sale.  If no mineable ore body is discovered, or market conditions for minerals deteriorate, there is the potential for a material adjustment to the value assigned to mineral properties.

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

ITEM 8. FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of April 30, 2014, including:

1.	Report of Independent Registered Public Accounting Firm;
2.	Balance Sheets as of April 30, 2014 and 2013;
3.	Statements of Operations for the years ended April 30, 2014 and 2013;
4.	Statements of Cash Flows for the years ended April 30, 2014 and 2013;
5.	Statement of Stockholders’ Equity for the years ended April 30, 2014 and 2013;
6.	Notes to Financial Statements.

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria • maichel • teague
7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Star Gold Corp.:

We have audited the accompanying balance sheets of Star Gold Corp. ("the Company") as of April 30, 2014 and 2013, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Gold Corp. as of April 30, 2014 and 2013, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
July 21, 2014

STAR GOLD CORP.

(An Exploration Stage Company)

BALANCE SHEETS

	April 30, 2014	April 30, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 542,757	$ 353,571
Receivable from sale of stock	-	334,000
Prepaid expenses (NOTE 3)	31,549	68,482
TOTAL CURRENT ASSETS	574,306	756,053
EQUIPMENT AND MINING INTERESTS, net (NOTE 4)	432,811	384,725
RESTRICTED CASH	21,600	21,600
TOTAL ASSETS	$ 1,028,717	$ 1,162,378
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 39,734	$ 8,897
Other accrued liabilities	7,396	11,700
TOTAL CURRENT LIABILITIES	47,130	20,597

TOTAL LIABILITIES	47,130	20,597
COMMITMENTS AND CONTINGENCIES (NOTE 4)	-	-
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 34,981,326 and 30,612,501 shares issued and outstanding, respectively	34,981	30,612
Additional paid-in capital	8,670,797	7,293,682
Accumulated deficit	(7,724,191)	(6,182,513)
TOTAL STOCKHOLDERS' EQUITY	981,587	1,141,781
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,028,717	$ 1,162,378

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the year ended
	April 30, 2014	April 30, 2013
OPERATING EXPENSE
Mineral exploration expense	$ 701,976	$ 799,862
Legal and professional fees	150,060	192,948
Management and administrative	683,798	1,009,480
Depreciation	5,915	5,915
Directors fees	750	3,000
TOTAL OPERATING EXPENSES	1,542,499	2,011,205
LOSS FROM OPERATIONS	(1,542,499)	(2,011,205)

OTHER INCOME (EXPENSE)
Amortization of debt discount	-	(119,821)
Interest income (expense)	821	(1,059)
TOTAL OTHER INCOME (EXPENSE)	821	(120,880)

NET LOSS BEFORE INCOME TAXES	(1,541,678)	(2,132,085)

Provision for income taxes	-	-

NET LOSS	$ (1,541,678)	$ (2,132,085)

Basic and diluted loss per share	$ (0.05)	$ (0.09)

Basic and diluted weighted average number shares outstanding	33,138,045	23,360,565

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares issued	Par Value $0.001 per share	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
BALANCE, APRIL 30, 2012	12,018,333	$12,018	$3,679,781	(4,050,428)	$(358,629)

Common stock issued for common stock payable:
Conversion of debentures	9,000,000	9,000	891,000	-	900,000
Compensation of officers	130,333	130	91,870	-	92,000
Interest	37,168	37	22,239	-	22,276
Mineral interests	25,000	25	2,225	-	2,250
Common stock issued upon conversion of debentures	833,334	833	249,167	-	250,000
Common stock issued at $0.40 per share	894,614	895	356,951	-	357,846
Stock-based compensation	-	-	708,521	-	708,521
Options issued for mining interests	-	-	10,500	-	10,500
Common stock issued for mining interests	25,000	25	10,475	-	10,500
Common stock issued for interest	486	1	145	-	146
Common stock issued in consideration of services	55,000	55	19,595	-	19,650
Common stock issued for exercise of warrants	7,593,233	7,593	1,131,392	-	1,138,985
Relative fair value of warrants issued with debentures	-	-	119,821	-	119,821
Net loss			-	(2,132,085)	(2,132,085)
BALANCE, APRIL 30, 2013	30,612,501	30,612	7,293,682	(6,182,513)	1,141,781

Common stock and warrants issued at $0.25 per share	4,323,200	4,323	1,076,477	-	1,080,800
Stock-based compensation	-	-	282,434	-	282,434
Options issued for mining interests	-	-	5,000	-	5,000
Common stock issued for mining interests	25,000	25	4,975	-	5,000
Common stock issued in consideration of services	20,625	21	8,229	-	8,250
Net loss	-	-	-	(1,541,678)	(1,541,678)
BALANCE, APRIL 30, 2014	34,981,326	$34,981	$8,670,797	$(7,724,191)	$981,587

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	For the year ended
	April 30, 2014	April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,541,678)	$ (2,132,085)
Adjustments to reconcile net loss to cash used by operating activities
Common stock issued in lieu of interest	-	146
Common stock issued in consideration of services	8,250	19,650
Stock based compensation	282,434	708,521
Interest expense from debt discounts	-	119,821
Depreciation	5,915	5,915
Changes in assets and liabilities:
Prepaid expenses	36,933	65,072
Accounts payable	30,836	(31,455)
Other accrued liabilities	(4,304)	2,200
Net cash used by operating activities	(1,181,614)	(1,242,215)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(44,000)	(41,000)
Purchase of equipment	-	(1,986)
Net cash used by investing activities	(44,000)	(42,986)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants	1,080,800	357,846
Collection of receivable from sale of stock	334,000	-
Proceeds from exercise of warrants	-	804,986
Proceeds from convertible debentures and warrants	-	250,000
Proceeds from short-term notes, related party	-	30,000
Repayment of short-term notes, related party	-	(30,000)
Net cash provided by financing activities	1,414,800	1,412,832
Net increase in cash and cash equivalents	189,186	127,631
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	353,571	225,940
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 542,757	$ 353,571

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	For the year ended
	April 30, 2014	April 30, 2013
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Options to purchase common stock issued for
mining interests	$ 5,000	$ 10,500
Common stock payable/issued for mining interests	5,000	12,750
Debentures converted to common stock payable	-	250,000
Common stock issued for receivable from sale of stock	-	334,000
Common stock issued for common stock payable	-	1,016,326

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the "Company") was initially incorporated as Elan Development, Inc., in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada but the Company is currently focusing on gold, silver and other base metal-bearing properties in Nevada.

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

APRIL 30, 2014

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

Equipment

Equipment is stated at cost. Depreciation of equipment is calculated using the straight-line method over the estimated useful lives of the assets, which ranges from three to seven years.  Maintenance and repairs are charged to operations as incurred. Significant improvements are capitalized and depreciated over the useful life of the assets. Gains or losses on disposition or retirement of property and equipment are recognized in operating expenses.

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

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2014

The dilutive effect of outstanding securities for years ended April 30, 2014 and 2013, would be as follows:

	April 30, 2014	April 30, 2013
Stock options	3,572,000	2,523,000
Warrants	3,889,548	1,727,948
Total Possible Dilution	7,461,548	4,250,948

At April 30, 2014 and 2013, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

Income Taxes

The Company recognizes provision for income tax using the liability method.  Deferred income tax liabilities or assets at the end of each period are determined using the tax rates expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

New Accounting Pronouncement

In June 2014 the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-10 (“the ASU”). This update changes the requirements for disclosures as it relates to exploration stage entities.  The ASU specifies that the ‘inception–to-date’ information is no longer required to be presented in the financial statements of an exploration stage entity.  The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early application permitted for any financial statements that have not yet been issued.  The Company has elected to apply the amendments as of April 30, 2014.

Reclassifications

Certain reclassifications have been made to the prior period financial statements in order to conform to the 2013 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit.

NOTE 3 – PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at April 30, 2014 and April 30, 2013:

	April 30, 2014	April 30, 2013
Exploration expense	$ -	$ 41,849
Directors and officers liability insurance	31,549	26,633
Total prepaid expenses	$ 31,549	$ 68,482

The prepaid exploration balance of $41,849 was reduced as invoices were applied to ongoing drilling and exploration activities which the Company recognized as exploration expense during the year ended April 30, 2014.

NOTE 4 – EQUIPMENT AND MINING INTERESTS

The following is a summary of the Company's equipment and mining interests at April 30, 2014 and April 30, 2013, respectively:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2014

	April 30, 2014	April 30, 2013
Equipment	$ 28,992	$ 28,992
Less accumulated depreciation	(13,181)	(7,266)
Equipment, net of accumulated depreciation	15,811	21,726
Mining interests	417,000	362,999
Total	$ 432,811	$ 384,725

The Longstreet Property

The schedule of remaining annual payments, minimum expenditures, stock to be granted and number of stock options to be issued pursuant to the Longstreet Agreement is as follows:

	Required expenditure	Payment to optioner	Annual stock option obligation	Annual stock grant obligation
January 15, 2015	$ 550,000	$ 59,000	25,000	25,000
January 15, 2016	750,000	62,000	25,000	25,000
January 15, 2017	1,000,000	62,000	25,000	25,000
Total	$ 2,300,000	$ 183,000	75,000	75,000

Under terms of the agreement, during the year ended April 30, 2014, the Company paid $39,000, issued 25,000 shares of common stock with fair value of $5,000 based on the price of common stock on the date of issuance, and issued options to purchase 25,000 shares of common stock with fair value of $5,000 (Note 9).  Through January 15, 2014 (the “Measurement Date), the Company has incurred eligible exploration expenditures per the terms of the agreement of $1,545,478 compared to a cumulative required exploration expenditure through the same date of $1,250,000, creating a surplus of $295,478 as of the Measurement Date.

Excalibur Property

The Excalibur Property Option Agreement has been amended revising the payment date of the final required expenditure from April 30, 2014 to October 31, 2014.

The schedule of remaining minimum expenditures pursuant to the Excalibur Property agreement is as follows:

Required expenditure
October 31, 2014	$ 175,000
Total	$ 175,000

The Jet Property

The schedule of remaining annual payments and minimum expenditures pursuant to the Jet Property Option Agreement is as follows:

	Required expenditure	Payment to optioner
July 7, 2014	$ 10,000	$ 5,000
August 31, 2014 (2011 to 2013 extended)	20,000	-
July 7, 2015	10,000	5,000
July 7, 2016	10,000	5,000
July 7, 2017	10,000	5,000
Total	$ 60,000	$ 20,000

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2014

Under terms of the agreement, during the year ended April 30, 2014, the Company paid $5,000 on this property to the optioner.  The Jet Property Option Agreement was amended, revising the payment date of the required 2011 to 2013 expenditures to August 31, 2014.

The following is a summary of capitalized mineral interests as of April 30, 2014 and April 30, 2013, respectively:

	April 30, 2014	April 30, 2013
Longstreet Property	$ 220,500	$ 171,499
Excalibur Property	176,500	176,500
Jet Property	20,000	15,000
Total	$ 417,000	$ 362,999

NOTE 5 - INCOME TAXES

There was no income tax expense for the years ended April 30, 2014 and 2013 due to the Company’s net losses.

The components of the Company's deferred tax asset is as follows:

	April 30,
	2014	2013
Deferred tax asset
Exploration costs	$ 585,964	$ 403,510
Mineral properties and equipment	40,127	40,385
Stock-based compensation	155,798	131,945
Other	3,693	1,339
Federal and state operating net losses	856,402	586,931
Deferred tax assets	1,641,984	1,164,110
Deferred tax liability	-	-

Net Deferred tax liability	1,641,984	1,164,110
Excess valuation allowance	(1,641,984)	(1,164,110)
Deferred tax asset	$ -	$ -

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at April 30, 2014 and 2013.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2014

A reconciliation between the statutory federal income tax rate and the Company's tax provision is as follows:

	April 30,
	2014		2013

Expected income tax benefit based on statutory rate	$(539,588)	(35%)	$(746,229)	(35%)
Permanent differences
Interest expense from debt discount			41,937	2%
Stock issuance costs			210	-%
Share based compensation	75,662	5%	140,062	7%
Meals and entertainment	1,427	-%	1,461	-%
Effect of state taxes	(15,374)	(1%)	(31,224)	(2%)
Non-recognition due to increase in valuation account	477,873	31%	593,783	28%
Total income tax benefit	$-	-%	$-	-%

At April 30, 2014 and 2013 respectively, the Company had federal net operating loss carry forwards of approximately $2,378,894 and $1,630,364 which will expire in fiscal years ending April 30, 2029 through April 30, 2033.

The Company has concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on its results of operations or financial position as of April 30, 2014 or 2013. Therefore, the Company does not have an accrual for uncertain tax positions as April 30, 2014 or 2013.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. Fiscal years starting April 30, 2011 through April 30, 2014 are open to examination by federal and state taxing agencies.

NOTE 6– RELATED PARTY TRANSACTIONS

On September 1, 2011, the Company moved its offices to Coeur d’Alene, Idaho and leased office space for $2,500 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s then President and current Chairman of the Board. For the years ended April 30, 2014 and 2013, $34,566 and $34,693, respectively, was paid to this related entity inclusive of the Company’s pro-rata share of common expenses.

NOTE 7 - CONVERTIBLE DEBENTURES

During the year ended April 30, 2013, the Company closed on a private placement.  The placement consisted of issuing two hundred fifty thousand dollars ($250,000) in five percent (5%) convertible debentures.  The debentures were due one (1) year from their original issue date and were convertible into a total of 833,334 shares of the Company’s common stock, at the conversion price of $.30 per share, at any time before maturity, solely at the option of the Company.  The placement also included the issuance of warrants to the debenture holders, giving the holders thereof the ability to purchase, at the exercise price of $.75 per share, one (1) share of common stock of the Company for each share of Company’s common stock issuable to the holder upon conversion of the debentures issued in conjunction with the warrants.  The warrants expire two (2) years from their original issue date.

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

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2014

On June 18, 2012, the Company elected to convert all the debentures into common shares pursuant to the terms of the debentures.  Therefore, all remaining debt discount was recognized as an expense during the year ended April 30, 2013.

NOTE 8 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted Average Exercise Price		Expiration Date

Outstanding at April 30, 2012	7,690,000	$ 0.16
Issued - June 18, 2012	833,334	0.75		June 18, 2014
Issued - January 18, 2013	894,614	0.60	(a)	January 18, 2015
Exercised	(7,593,233)	(0.15)
Expired	(96,767)	(1.33)
Outstanding at April 30, 2013	1,727,948	$ 0.67
Issued - October 4, 2013	2,161,600	0.50		October 4, 2014
Balance outstanding at April 30, 2014	3,889,548	$ 0.62

(a) Exercise price is $0.60 during first year and $0.80 during second year.

The composition of the Company’s warrants outstanding at April 30, 2014, is as follows:

Issue Date	Warrants	Exercise price	Expiration Date
June 18, 2012	833,334	$ 0.75	6/18/2014
January 18, 2013	894,614	0.80	1/18/2015
October 4, 2013	2,161,600	0.50	10/4/2014
	3,889,548	$ 0.62

NOTE 9 - STOCK OPTIONS

Options issued for mining interests

In consideration for mining interests on several properties (see Note 5), the Company is obligated to issue a total of 400,000 stock options based on "fair market price" which is considered to be the closing price of the Company's common stock on the grant dates.

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties for the years ended April 30, 2014 and April 30, 2013, respectively:

	For the year ended		For the year ended
	April 30, 2014		April 30, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	300,000	$ 0.37	275,000	$ 0.36
Issued	25,000	0.20	25,000	0.42
Exercised	-	-	-	-
Expired	-	-	-	-
Balance outstanding	325,000	$ 0.36	300,000	$ 0.37

(a) Weighted average exercise price per share.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2014

Future remaining stock option obligations under the terms of property agreements detailed in Note 5 are as follows:

Fiscal year ending April 30,	Stock options
2015	25,000
2016	25,000
2017	25,000
75,000

The fair value of each option award was estimated on the date of the grant using the information and assumptions noted in the following table:

	For the year ended
	April 30, 2014	April 30, 2013

Options issued	25,000	25,000
Weighted average volatility	356.1%	326.40%
Expected term (years)	10	10
Risk-free rate	2.67%	1.86%

Fair value of the option grants for mining interests for the years ended April 30, 2014 and 2013, was $5,000 and $10,500, respectively.  These costs are classified under Mining Interests (Note 5).

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

	For the year ended
	April 30, 2014	April 30, 2013

Options issued	12,000	8,000
Weighted average volatility	279.9% to 366.6%	364.9% to 473.9%
Expected dividends	-	-
Expected term (years)	1	1
Risk-free rate	0.10% to 0.15%	0.14% to 0.18%

The following is a summary of the Company’s options issued and outstanding associated with certain consulting agreements:

	For the year ended		For the year ended
	April 30, 2014		April 30, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	8,000	$ 0.46	-	$ -
Issued	12,000	0.34	8,000	0.46
Exercised	-	-	-	-
Expired	(8,000)	(0.46)	-	-

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2014

Balance outstanding	12,000	$ 0.34	8,000	$ 0.46

(a)

Weighted average exercise price per share

Fair value of the option grants for consulting services for the years ended April 30, 2014 and 2013, was $2,976 and $4,400, respectively.  Total charged against operations under the option grants for consulting services was $3,508 and $3,583, for the years ended April 30, 2014 and 2013, respectively.  These costs are classified as management and administrative expense.

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

On February 13, 2014, the Board of Directors authorized the grant of 350,000 options to purchase shares of common stock of the Company to a director.  These options have an exercise price of $0.28 based on the closing price of the Company’s common stock on the date of grant and vest over one year.

The fair value of each option award was estimated on the date of the grant using the information and assumptions noted in the following table:

	Year ended April 30,
	2014	2013
Options issued	1,025,000	1,725,000
Expected volatility	305.03% to 325.1%	302.2%
Weighted average volatility	311.9%	302.2%
Expected dividends	-	-
Expected term (years)	3.07	3.1
Risk-free rate	0.31%	0.41%

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2014

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	For the year ended		For the year ended
	April 30, 2014		April 30, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	2,215,000	$ 0.43	530,000	$ 0.83
Issued	1,025,000	0.29	1,725,000	0.30
Exercised	-	-	-	-
Forfeited or rescinded	(5,000)	(0.78)	(40,000)	(0.51)
Balance outstanding	3,235,000	$ 0.38	2,215,000	$ 0.43

(a) Weighted average exercise price per shares

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of April 30, 2014:

	Options outstanding			Options exercisable
Date of Grant	Shares	Price (a)	Life	Shares	Price (a)

May 27, 2011	283,333	$ 0.90	7.58	283,333	$ 0.90
May 22, 2012	226,667	0.78	8.14	188,904	0.78
June 18, 2012	1,700,000	0.30	8.38	1,700,000	0.30
May 22, 2013	675,000	0.29	9.31	675,000	0.29
February 13, 2014	350,000	0.28	9.80	87,500	0.28
Total options	3,235,000	$ 0.38	8.45	2,934,737	$ 0.39

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of April 30, 2014, total unrecognized compensation cost related to stock-based options and awards is $102,490 and the related weighted average period over which it is expected to be recognized is approximately.52 years.  There are 2,934,737 options vested under the Plan at April 30, 2014, and 300,263 unvested options as of the same date.

The average remaining contractual term of the options both outstanding and exercisable at April 30, 2014 was 8.45 years.  No options were exercised during the year ended April 30, 2014.

Total compensation charged against operations under the plan for employees and advisors was $278,927 and $780,521 for the years ended April 30, 2014 and 2013, respectively.  These costs are classified under management and administrative expense.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2014

The following is a summary of the Company’s stock options outstanding and vested:

	Shares	Weighted Average Exercise Price	Expiration Date

Options issued for mining interests	325,000	$ 0.36	April 11, 2019 through January 15, 2023
Options issued for consulting services	12,000	0.34	May 1, 2014 through April 1, 2015
Options issued under the 2011 Stock Option/Restricted Plan	3,235,000	0.38	May 30, 2021 through February 13, 2024
Outstanding at April 30, 2014	3,572,000	$ 0.38

Total vested stock options	3,271,737

The aggregate intrinsic value of all options vested and exercisable at April 30, 2014, was $5,176 based on the Company's closing price of $0.25 per common share at April 30, 2014.  The Company's current policy is to issue new shares to satisfy option exercises.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

APRIL 30, 2014

April 29, 2013	-	-	-	77,000	-	-	0.15	513,334
April 30, 2013	-	-	-	520,100	-	-	0.15	3,467,333
	$ 1,150,000	$ 357,846	$22,422	$1,138,985	$ 111,650	$12,750		18,594,168

On October 4, 2013, the Company completed a private placement of its securities wherein it raised a total of $1,080,800 (the “Offering”).  The Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.25.  Pursuant to the Offering, the Company issued 4,323,200 shares of its common stock and warrants to purchase an additional 2,161,600 shares of its common stock.  Warrants issued pursuant to the Offering entitle the holders thereof to purchase shares of common stock for the price of $0.50 per share.  The term of each warrant is for one (1) year commencing with its issuance date.

On October 31, 2013, the Company issued 20,625 shares of common stock in lieu of cash in consideration of fees for Board of Director meetings accrued through October 31, 2014.  These shares were valued at $8,250 or $0.40 per share which approximated the fair value of the shares at the date of issuance.

On January 15, 2014, the Company awarded 25,000 shares of common stock to pursuant to the Longstreet Property Agreement.  The shares were valued at $0.20 per share or $5,000 as of the date of issuance based on the current market price of the Company’s common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the years ended April 30, 2014 and 2013 there were no disagreements with DMT on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the years ended April 30, 2014 and 2013, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

Management has identified two material weaknesses and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

•

Lack of an independent board of directors, including an independent financial expert. On December 21, 2010 the Company, added an independent director, the latter of which has been designated the Company’s independent financial expert. On July 21, 2011 this individual tendered his resignation from the board of directors.  Consequently, the current board of directors is evaluating expanding the board of directors to include additional independent directors.  The current board is composed of five members and may be expanded to as many as nine members as permitted under the Company’s Articles of Incorporation and Bylaws.

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

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.   Management is currently evaluating avenues for mitigating the Company's internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and  future existence  of the organization, Since the Company has not generated any significant revenues,  the Company is limited in its options for  remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of April 30, 2014.

Changes in internal controls over financial reporting

None

ITEM 9B.                 OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company's executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	52	Chairman of the Board
David Segelov	47	President, Chief Executive Officer and Director
Kelly Stopher	51	Chief Financial Officer and Corporate Secretary/Treasurer
Ian Falconer	84	Director
Edwin Ullmer	72	Director
Ronald D. Nilson	61	Director

Set forth below is a brief description of the background and business experience of the Company's officers and directors:

Lindsay E. Gorrill - Chairman

Mr. Lindsay Gorrill is a Chartered Accountant and has university degrees in Finance and Marketing. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Mr. Gorrill has served as a member of the Company's Board of Directors since July 2007.  Mr. Gorrill currently serves as the Company’s Chairman of the Board and has in the past served as the Company’s President and Treasurer.      Mr. Gorrill currently also is the Chairman of the Board of JayHawk Energy, Inc. which is quoted via the OTC Markets.  Mr. Gorrill has also, in the past served as JayHawk Energy, Inc.’s Chief Executive Officer, President and Chief Financial Officer.  Mr. Gorrill has also previously served as a member of the board of directors of Yaterra Ventures Corp, a company quoted via the OTC Markets.  He has served as President, Chief Operating Officer and as a member of the board of directors of Berkley Resources Inc., a company listed on the TSX Venture Exchange, since July 2004.  Additionally, since April 2009, Mr. Gorrill has served as President, Chief Executive Officer and Chief Financial Officer of Canada Fluorspar Inc., a company listed on the TSX Venture Exchange.  He has also been a member of the board of directors of Deer Horn Metals, Inc., a TSX Venture Exchange listed company since September 2009.

David Segelov – President, Chief Executive Officer and Director

Mr David Segelov is a Chartered Financial Analyst (CFA) and has an Masters of Business Administration from Columbia University in New York and also holds a law degree from Sydney University. He is the sole partner of Reverse Swing Capital (“Reverse Swing”) which is a financial consulting firm.  Reverse Swing Capital provides financial analysis of investments and ideas for hedge funds in New York with a primary focus on resource companies (with an expertise in gold investments) in the USA, Australia and Canada. Prior to Reverse Swing Capital, he was analyst at various hedge funds including Para Partners in New York for five years. He holds no executive or management positions with any other public company.

Kelly J. Stopher – Chief Financial Officer and Corporate Secretary/Treasurer

Mr. Kelly Stopher was appointed Chief Financial Officer of the Company on October 20, 2010.  Mr. Stopher has developed strategies to implement financial management systems, internal control policies and procedures, and financial reporting and modeling for small-cap companies.  From March, 20010 through September, 2010, Mr. Stopher worked for Allied Security. Mr. Stopher worked as a Business Relationship Manager for Wells Fargo Bank, Spokane, WA, from April 2006 through August 2009.  From September 2004 through January 2006, he acted as the CFO of Weldon Barber, Spokane, WA.  From October 2003 through September 2004, he was a sales associate for Kiemle & Hagood Company, in Spokane, WA.  And from January 2001 through March 2003 he worked as an account executive for Aston Business solutions in Boise, ID.  Prior that Mr. Stopher worked as CFO for Lee Read Jewelers in Boise,

ID and spent 5 years in public accounting with Langlow Tolles & Company in Tacoma, WA.  Mr. Stopher also serves as President, Chief Executive Officer and Chief Financial Officer for JayHawk Energy, Inc., a company quoted via the OTC Markets.  Mr. Stopher holds a bachelors degree from Washington State University in Business Administration - Accounting.

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

Mr. Falconer does not currently serve as an officer or director of any company other than Star Gold although he has served as a director of numerous natural resource (oil/gas and mining) companies in the past. In 1989 Mr. Falconer became a director of Hawkeye Mining (the name was later changed to WGI Heavy Minerals Ltd.), becoming chairman of the board in 1994. Mr. Falconer and Star Gold’s Chairman, Lindsay Gorrill, previously worked with one another at WGI, identifying properties of Ilminite and Garnet in India, going on to build four mills and three pre con plants for both Ilminite and Garnet. Mr. Falconer retired from WGI in 2004.

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

Ronald D. Nilson - Director

Mr. Nilson is the President and CEO of Ground Force Worldwide (“Ground Force”) based in Post Falls, Idaho. Mr. Nilson has run Ground Force since 2000. Ground Force is an engineering and manufacturing company, specializing in mining equipment.  Ground Force designs, engineers and manufactures specialized equipment to be used in open pit and underground mines around the world. It is a company with global reach - operating three factories in north Idaho and factories in Newcastle, England and in Lima, Peru. Ground Force is licensed by Caterpillar Inc. as an OEM Manufacturer and continues to build many of its products based on Caterpillars’ chassis.

TERM OF OFFICE

The Company's directors are appointed for a one-year term to hold office until the next annual general meeting of its stockholders or until a replacement is duly elected or until removed from office in accordance with the Company's Bylaws. The Company's officers are appointed by the board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

The Company employs one administrative assistant.  The remainder of employees are officers and directors of the Company.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company's equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based on the Company's review of the copies of such forms received by it, other than as described below, no other reports were required for those persons. The Company believes that, during the year ended April 30, 2014, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company's named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2014:

Salary ($)	Bonus (a) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Lindsay Gorrill, Chairman								
2014	$ -	$ -	$ -	$ 107,757	$ -	$ -	$ -	$ 107,757
2013	-	25,019	-	265,912	-	-	-	290,931
2012	20,000	-	40,000	69,484	-	-	-	129,484
2011	30,000	-	-	-	-	-	-	30,000
2010	12,500	-	-	-	-	-	-	12,500
David Segelov, President and Director								
2014	100,800	54,181	-	87,000	-	-	-	241,981
2013	-	20,015	-	148,837	-	-	-	168,852
2012	-	-	32,000	-	-	-	-	32,000
Kelly Stopher Chief Financial Officer								
2014	60,000	-	-	24,879	-	-	-	84,879
2013	35,000	12,510	-	106,909	-	-	-	154,419
2012	6,000	-	20,000	34,742	-	-	-	60,742
2011	24,818	-	-	-	-	-	-	24,818
Ed Ullmer, Director								
2014	-	-	-	10,379	-	-	-	10,379
2013	-	-	-	54,925	-	-	-	54,925
2012	-	-	-	19,966	-	-	-	19,966
2011	-	-	-	-	-	-	1,250	1,250
Ian Falconer, Director								
2014	-	-	-	10,379	-	-	-	10,379
2013	-	-	-	29,768	-	-	-	29,768
Ronald Nilson, Director								
2014	-	-	-	24,365	-	-	-	24,365

(a)

Fiscal year ended April 30, 2013 - certain officers received a one-time cash bonus to compensate for the income tax effects of stock awards granted.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2014, the Company did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

The Company has employment contracts with its Chairman, President and Chief Financial Officer which contain termination of employment and/or change-in-control provisions and which may be viewed on the SEC’s website at www.sec.gov.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of July 30th, 2014 by: (i) each person (including any group) known to it to own more than five percent (5%) of any class of its voting securities, (ii) each of the Company's directors, (iii) each of the Company's named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Lindsay Gorrill, 611 E. Sherman Avenue, Coeur d'Alene, ID	10,563,476(1)	30.2%
Common stock	David Segelov, 611 E. Sherman Avenue, Coeur d' Alene, ID	203,648	0.6%
Common stock	Kelly Stopher, 611 E. Sherman Avenue, Coeur d' Alene, ID	428,810	1.2%
Common stock	Ian Falconer, 611 E. Sherman Avenue, Coeur d'Alene, ID	1,069,812	3.1%
Common stock	Ronald D. Nilson, Post Falls, ID	600,000	1.7%
Common stock	Ed Ullmer, Denver, CO	2,500	-
Common stock	All Directors and Officers as a Group	12,868,246	36.8%

5% STOCKHOLDERS
Common stock	Lindsay Gorrill	12,868,246	36.8%

(1) Includes 7,141,697 shares held directly in shareholders name, and 3,421,779 shares held in name of shareholders spouse.

|

Notes:
(1)

Based on 34,981,326 shares of the Company's common stock issued and outstanding as of July 22, 2014, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2014.

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

Director Independence

Quotations for the Company's common stock are entered via the OTC Markets inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

ITEM 14.         PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2014 and 2013 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of the financial statements included the Company's Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

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

STAR GOLD CORP.

Date:	July 29, 2014		/s/ David Segelov

		By:	David Segelov
President and Director
(Principal Executive Officer)

Date:	July 29, 2014		/s/ Kelly J. Stopher

		By:	Kelly J. Stopher
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 29, 2014	By:	/s/David Segelov

President and Director
(Principal Executive Officer )

Date:	July 29, 2014		/s/ Kelly J. Stopher

		By:	Kelly J. Stopher
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)