Form 10-Q
period 2014-07-31
Star Gold Corp.
filed 2014-09-15
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2014

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

As of September 10, 2014 there were 36,595,726 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT JULY 31, 2014 AND APRIL 30, 2014

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2014 AND

2013

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

BALANCE SHEETS

	July 31, 2014	April 30, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 616,359	$ 542,757
Prepaid expenses (NOTE 3)	72,530	31,549
TOTAL CURRENT ASSETS	688,889	574,306
EQUIPMENT AND MINING INTERESTS, net (NOTE 4)	440,331	432,811
RESTRICTED CASH	21,600	21,600
TOTAL ASSETS	$ 1,150,820	$ 1,028,717
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 72,760	$ 39,734
Other accrued liabilities	6,629	7,396
TOTAL CURRENT LIABILITIES	79,389	47,130

TOTAL LIABILITIES	79,389	47,130
COMMITMENTS AND CONTINGENCIES (NOTE 4)	-	-
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 36,595,726 and 34,981,326 shares issued and outstanding, respectively	36,596	34,981
Additional paid-in capital	9,030,612	8,670,797
Accumulated deficit	(7,995,777)	(7,724,191)
TOTAL STOCKHOLDERS' EQUITY	1,071,431	981,587
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,150,820	$ 1,028,717

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	July 31, 2014	July 31, 2013
OPERATING EXPENSE
Mineral exploration expense	$ 89,093	$ 461,342
Legal and professional fees	24,597	38,197
Management and administrative	156,409	91,477
Depreciation	1,480	1,478
Directors fees	-	750
TOTAL OPERATING EXPENSES	271,579	593,244
LOSS FROM OPERATIONS	(271,579)	(593,244)

OTHER INCOME (EXPENSE)
Interest income (expense)	(7)	103
TOTAL OTHER INCOME (EXPENSE)	(7)	103

NET LOSS BEFORE INCOME TAXES	(271,586)	(593,141)

Provision for income taxes	-	-

NET LOSS	$ (271,586)	$ (593,141)

Basic and diluted loss per share	$ (0.01)	$ (0.02)

Basic and diluted weighted average number shares outstanding	35,016,422	30,612,501

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	July 31, 2014	July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (271,586)	$ (593,141)
Adjustments to reconcile net loss to cash used by operating activities
Stock based compensation	25,017	50,079
Depreciation	1,480	1,478
Changes in assets and liabilities:
Prepaid expenses	(40,980)	48,859
Accounts payable	33,026	7,647
Other accrued liabilities	(767)	1,248
Net cash used by operating activities	(253,810)	(483,830)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(9,000)	(14,000)
Net cash used by investing activities	(9,000)	(14,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock and warrants, net	336,412	-
Collection of receivable from sale of stock	-	334,000
Net cash provided by financing activities	336,412	334,000
Net increase (decrease) in cash and cash equivalents	73,602	(163,830)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	542,757	353,571
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 616,359	$ 189,741

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended July 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2015.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014.

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

JULY 31, 2014

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

JULY 31, 2014

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

The dilutive effect of outstanding securities for the three months ended July 31, 2014 and 2013, would be as follows:

	July 31, 2014	July 31, 2013
Stock options	3,572,000	3,196,000
Warrants	4,670,214	1,727,948
Total Possible Dilution	8,242,214	4,923,948

At July 31, 2014 and 2013, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements in order to conform to the 2014 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit.

NOTE 3– PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at July 31, 2014 and April 30, 2014:

	July 31, 2014	April 30, 2014
Deposit on exploration drilling	$ 50,000	$ -
Directors and officers liability insurance	22,530	31,549
Total prepaid expenses	$ 72,530	$ 31,549

NOTE 4 – EQUIPMENT AND MINING INTERESTS

The following is a summary of the Company's equipment and mining interests at July 31, 2014 and April 30, 2014, respectively:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014

	July 31, 2014	April 30, 2014
Equipment	$ 28,992	$ 28,992
Less accumulated depreciation	(14,661)	(13,181)
Equipment, net of accumulated depreciation	14,331	15,811
Mining interests	426,000	417,000
Total	$ 440,331	$ 432,811

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

Under terms of the agreement, during the year ended April 30, 2014, the Company paid $39,000, issued 25,000 shares of common stock with fair value of $5,000 based on the price of common stock on the date of issuance, and issued options to purchase 25,000 shares of common stock with fair value of $5,000 (Note 6).  Through January 15, 2014 (the “Measurement Date), the Company has incurred eligible exploration expenditures per the terms of the agreement of $1,545,478 compared to a cumulative required exploration expenditure through the same date of $1,250,000, creating a surplus of $295,478 as of the Measurement Date.

Excalibur Property

The Excalibur Property Option Agreement has been amended revising the payment date of the final required expenditure from April 30, 2014 to October 31, 2014.

As of July 31, 2014, the schedule of remaining minimum expenditures pursuant to the Excalibur Property agreement is as follows:

Required expenditure
October 31, 2014	$ 175,000
Total	$ 175,000

The Excalibur Property Option Agreement has been subsequently amended, revising the payment date of the required 2014 expenditures to October 31, 2015. (Note 8).

The Jet Property

Under terms of the agreement, during the year ended April 30, 2014, the Company paid $5,000 on this property to the optioner.

As of July 31, 2014, the schedule of remaining annual payments and minimum expenditures pursuant to the Jet Property Option Agreement is as follows:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014

	Required expenditure	Payment to optioner
July 7, 2014	$ 10,000	$ 5,000
August 31, 2014 (2011 to 2013 extended)	20,000	-
July 7, 2015	10,000	5,000
July 7, 2016	10,000	5,000
July 7, 2017	10,000	5,000
Total	$ 60,000	$ 20,000

The Jet Property Option Agreement was  subsequently amended, revising the payment date of the required 2011 to 2014 expenditures to July 7, 2017 (Note 8).

The following is a summary of capitalized mineral interests as of July 31, 2014 and April 30, 2014, respectively:

	July 31, 2014	April 30, 2014
Longstreet Property	$ 229,500	$ 220,500
Excalibur Property	176,500	176,500
Jet Property	20,000	20,000
Total	$ 426,000	$ 417,000

NOTE 5 - RELATED PARTY TRANSACTIONS

On September 1, 2011, the Company moved its offices to Coeur d’Alene, Idaho and leased office space for $2,500 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s then President and current Chairman of the Board. For the three months ended July 31, 2014 and 2013, $8,584 and $8,413, respectively, was paid to this related entity inclusive of the Company’s pro-rata share of common expenses.

NOTE 6- WARRANTS AND OPTIONS TO PURCHASE COMMON STOCK

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted Average Exercise Price	Expiration Date

Outstanding at April 30, 2013	1,727,948	$ 0.67
Issued - October 4, 2013	2,161,600	0.50	October 4, 2014
Balance outstanding at April 30, 2014	3,889,548	$ 0.62
Expired - June 18, ,2014	(833,334)	(0.75)
Issued - July 29, 2014	1,614,000	0.23	July 29, 2019
Balance outstanding at July 31, 2014	4,670,214	$ 0.46

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014

The composition of the Company’s warrants outstanding at July 31, 2014, is as follows:

Issue Date	Warrants	Exercise price	Expiration Date
January 18, 2013	894,614	0.80	1/18/2015
October 4, 2013	2,161,600	0.50	10/4/2014
July 29, 2014	1,614,000	0.23	7/29/2019
	4,670,214	$ 0.46

Options issued for mining interests

In consideration for mining interests on several properties (see Note 4), the Company is obligated to issue a total of 400,000 stock options based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties for the three months ended July 31, 2014 and July 31, 2013, respectively:

	For the three months ended		For the three months ended
	July 31, 2014		July 31, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	325,000	$ 0.36	300,000	$ 0.37
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance outstanding	325,000	$ 0.36	300,000	$ 0.37

(a) Weighted average exercise price per share.

Future remaining stock option obligations under the terms of property agreements detailed in Note 5 are as follows:

Fiscal year ending April 30,	Stock options
2015	25,000
2016	25,000
2017	25,000
75,000

Options issued for consulting services

As per an agreement with Terre Partners, a limited liability company,  fully executed on October 3, 2012, in consideration for consulting and advisory services rendered, the Company is obligated to issue a total of 1,000 stock options based on 5 day variable weighted-average price (VWAP) at the end of each month of the associated consulting contract.  The consultant options vest on the first day of the following month of service and are exercisable for a period of six months following the termination of the agreement.  The Company has estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014

	For the three months ended
	July 31, 2014	July 31, 2013

Options issued	3,000	3,000
Weighted average volatility	261.2% to 279.4%	356.7% to 473.9%
Expected dividends	-	-
Expected term (years)	1	1
Risk-free rate	0.10% to 0.11%	0.11% to 0.18%

The following is a summary of the Company’s options issued and outstanding associated with certain consulting agreements:

	For the three months ended		For the three months ended
	July 31, 2014		July 31, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	12,000	$ 0.34	8,000	$ 0.46
Issued	3,000	0.24	3,000	0.45
Exercised	-	-	-	-
Expired	(3,000)	0.45	-	-
Ending balance, outstanding	12,000	$ 0.29	11,000	$ 0.46

(a)

Weighted average exercise price per share

Total charged against operations under the option grants for consulting services was $652 and $1,141, for the three months ended July 31, 2014 and 2013, respectively.  These costs are classified as management and administrative expense.

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

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014

The fair value of each option award was estimated on the date of the grant using the information and assumptions noted in the following table:

	Three months ended July 31,
	2014	2013
Options issued	N/A	675,000
Expected volatility	N/A	305.3%
Weighted average volatility	N/A	305.3%
Expected dividends	-	-
Expected term (years)	N/A	3.1
Risk-free rate	N/A	0.11%

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	For the three months ended		For the three months ended
	July 31, 2014		July 31, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	3,235,000	$ 0.38	2,215,000	$ 0.43
Issued	-	-	675,000	0.29
Exercised	-	-	-	-
Forfeited or rescinded	-	-	(5,000)	(0.78)
Ending balance, outstanding	3,235,000	$ 0.38	2,885,000	$ 0.40

(a) Weighted average exercise price per shares

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of July 31, 2014:

	Options outstanding			Options exercisable
Date of Grant	Shares	Price (a)	Life	Shares	Price (a)

May 27, 2011	283,333	$ 0.90	6.83	283,333	$ 0.90
May 22, 2012	226,667	0.78	7.64	188,904	0.78
June 18, 2012	1,700,000	0.30	8.14	1,700,000	0.30
May 22, 2013	675,000	0.29	9.07	675,000	0.29
February 13, 2014	350,000	0.28	9.55	175,500	0.28
Total options	3,235,000	$ 0.38	8.34	3,022,237	$ 0.38

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of July 31, 2014, total unrecognized compensation cost related to stock-based options and awards is $78,126 and the related weighted average period over which it is expected to be recognized is approximately .26 years.

The average remaining contractual term of the options both outstanding and exercisable at July 31, 2014 was 8.40 years.  No options were exercised during the three months ended July 31, 2014.

Total compensation charged against operations under the plan for employees and advisors was $24,365 and $48,937 for the three months ended July 31, 2014 and 2013, respectively.  These costs are classified under management and administrative expense.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014

The following is a summary of the Company’s stock options outstanding and vested:

	Shares	Weighted Average Exercise Price	Expiration Date

Options issued for mining interests	325,000	$ 0.36	April 11, 2019 through January 15, 2023
Options issued for consulting services	12,000	0.29	May 1, 2014 through July 1, 2015
Options issued under the 2011 Stock Option/Restricted Plan	3,235,000	0.38	May 30, 2021 through February 13, 2024
Outstanding at April 30, 2014	3,572,000	$ 0.38

Total vested stock options	3,271,737

The aggregate intrinsic value of all options vested and exercisable at July 31, 2014, was $8,843 based on the Company's closing price of $0.28 per common share at July 31, 2014.  The Company's current policy is to issue new shares to satisfy option exercises.

NOTE 7 – STOCKHOLDERS’ EQUITY

On July 29, 2014, the Company issued 1,614,400 shares of its common stock and warrants to purchase an additional 1,614,400 shares of its common stock to nine investors pursuant to a private placement of its securities (the “Offering”).  The Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.23.   Warrants issued pursuant to the Offering entitle the holders thereof to purchase shares of common stock for the price of $0.23 per share.  The term of each warrant is for five (5) years commencing with its issuance date.  The Company closed the offering and raised a total of $336,412, net of offering costs.

NOTE 8 – SUBSEQUENT EVENTS

Excalibur Property

On August 21, 2014, the Excalibur Property Option Agreement (Note 4) was amended revising the payment date of the final required expenditure from October 31, 2014 to October 31, 2015.

The schedule of remaining minimum expenditures pursuant to the amended Excalibur Property agreement is as follows:

Required expenditure
October 31, 2015	$ 175,000
Total	$ 175,000

The Jet Property

On August 21, 2014, the Jet Property Option Agreement (See Note 4) was amended, revising the payment date of the required 2011 to 2013 expenditures to August 31, 2014.  As consideration for the amendments, Star Gold Corp. shall pay the claims filing fees of  for 2014.

STAR GOLD CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014

The schedule of remaining annual payments and minimum expenditures pursuant to the Jet Property Option Agreement is as follows:

	Required expenditure	Payment to optioner
July 7, 2015	$ 10,000	$ 5,000
July 7, 2016	10,000	5,000
July 7, 2017	40,000	10,000
Total	$ 60,000	$ 20,000

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

At July 31, 2014, the Company had $688,889 cash on hand, and working capital of $609,500 with no revenue.  As such, the Company will likely require additional financing at some point in the future in order to meet current obligations and to continue its plans for exploration and development of its properties.

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

	For the three months ended July 31,
	2014	2013

Mineral exploration expense	89,093	461,342
Legal and professional fees	24,597	38,197
Management and administrative	156,409	91,477

Depreciation	1,480	1,478
Directors fees	-	750
Other expense (income)	7	(103)
NET LOSS	$ 271,586	$ 593,141

Total expenses for the three months ended July 31, 2014 of $271,586 decreased $321,555 from total expenses of $593,141 for the comparable period ended July 31, 2013.

SUMMARY OF MINERAL EXPLORATION EXPENSE

	For the three months ended July 31,
	2014	2013
Drilling and field work	$ 1,992	$ 35,604
Geochemical analysis and metallurgy	-	46,277
Field consultants and payroll	19,321	75,937
Technical consultants	38,144	76,408
Claims	29,636	27,115
Total mineral exploration expense	$ 89,093	$ 461,342

Mineral exploration expense for the three months ended July 31, 2014 was $89,093 a decrease of $372,249 over the three months ended July 31, 2013’s expense of $461,342.  The decrease in exploration expense is a result of deferring the Company’s primary drilling and exploration program until later in the season relative to the comparable period in the prior year.  The Company expects to initiate a drilling program at its Longstreet property during the month of September 2014.

SUMMARY OF LEGAL AND PROFESSIONAL FEES

	For the three months ended July 31,
	2014	2013
Audit and accounting	$ 14,234	$ 27,528
Legal fees	6,185	8,168
Public company expense	240	1,005
Investor relations	3,938	1,496
Total legal and professional fees	$ 24,597	$ 38,197

Legal and professional fees decreased $13,600 for the three months ended July 31, 2014 compared to three months ended July 31, 2013.  Audit and accounting fees for the three months ended July 31, 2014, decreased $13,294 compared to the three months ended July 31, 2014.  The Company expects its audit and accounting fees for the subsequent fiscal quarter to remain relatively constant for the remainder of the fiscal year.

SUMMARY OF MANAGEMENT AND ADMINISTRATIVE EXPENSE

	For the three months ended July 31,
	2014	2013
Auto and travel	$ 37,808	$ 5,691
General administrative and insurance	11,020	7,990
Management fees and payroll	72,859	18,343
Office and computer expense	1,497	1,096
Rent and lease expense	7,500	7,500
Stock option expense	25,017	50,079
Telephone and utilities	709	778
Total	$ 156,409	$ 91,477

Management and administrative expenses for the three months ended July 31, 2014 increased $64,932 to $156,409 compared to 2013 expenses of $91,477 resulting primarily from increased travel related to capital raising activities.

Management fees and payroll of $72,859 for the three months ended July 31, 2014, increased $54,516 compared to the three months ended July 31, 2013.  The increase is primarily related to compensation for the Company President who had foregone compensation for the past year.  The Company anticipates the revised level of compensation to increase slightly during the remainder of the fiscal year.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	July 31, 2014	April 30, 2014
Working capital	$ 609,500	$ 527,176
Total assets	1,150,820	1,028,717
Accumulated deficit	7,995,777	7,724,191
Stockholder equity	1,071,431	981,587

WORKING CAPITAL	July 31, 2014	April 30, 2014
Current assets	$ 688,889	$ 574,306
Current liabilities	(79,389)	(47,130)
Working capital	$ 609,500	$ 527,176

	Three months ended July 31,
CASH FLOWS	2014	2013
Cash flow used by operating activities	$ (253,810)	$ (483,830)
Cash flow used by investing activities	(9,000)	(14,000)
Cash flow provided from financing activities	336,412	334,000
Net increase (decrease) in cash during period	$ 73,602	$ (163,830)

The Company increased total assets to $1,150,820 at July 31, 2014 compared to $1,028,717 at April 30, 2013, primarily as a result of a private placement of its securities totaling $371,312.

Mining Interests (Note 5) increased from $417,000 at April 30, 2014 to $426,000. Prepaid expenses increased from $31,549 at April 30, 2013 to $72,530 at July 31, 2014 due to deposits on drilling equipment required for exploration activities at the Longstreet Property.

 At July 31, 2014, the Company had working capital of $609,500 primarily as a result of a cash balance of $616,360.

The Company raised $336,412 net of financing costs during the three months ended July 31, 2014. (Note 7).

The Company utilized $9,000 in cash from Investing Activities on certain annual lease payments on capitalized mineral assets at its Longstreet project for the three months ended July 31, 2014 per the terms of Property Option Agreement described in Note 5 of the Financial Statements.  The Company is in compliance with all obligations of the Property Option Agreements including required cumulative exploration expenditures.

As of July 31, 2014, the Company had cash of $688,889.  Since inception, the sources of the Company’s financing have been through offerings of its equity and debt securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is likely dependent upon the Company’s ability to obtain additional financing in the future.

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

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended July 31, 2014.

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

RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2014 which was filed with the SEC on July 29, 2014.

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

On August 27, 2014, the Company closed a private placement in which it issued a total of 1,614,000 shares of common stock and warrants to purchase an additional 1,614,000 shares to 9 investors, raising a total of $371,312. Warrants issued in the Offering entitled the holder thereof to purchase shares of common stock for the price of $0.23 per share and expire sixty (60) months after their issuance date. Shares were issued in reliance on Section 4(2) of the Securities Act of 1933 (the "Act") and Rule 506 of Regulation D promulgated under the Act.

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

STAR GOLD CORP.

Date:	September 10, 2014	By:	/s/ David Segelov
President & Chief Executive Officer
(Principal Executive Officer )

Date:	September 10, 2014		/s/Kelly J. Stopher
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)