Form 10-Q
period 2014-10-31
Star Gold Corp.
filed 2014-12-15
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2014

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

As of November 30, 2014 there were 36,595,726 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT OCTOBER 31, 2014 AND APRIL 30, 2014

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2014 AND 2013

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 AND 2013

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

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended October 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2015.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014.

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

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

The dilutive effect of outstanding securities for the three months and six months ended October 31, 2014 and 2013, would be as follows:

At October 31, 2014 and 2013, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

NOTE 3– PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at October 31, 2014 and April 30, 2014:

	October 31, 2014	April 30, 2014
Deposit on exploration drilling	$ 25,000	$ -
Directors and officers liability insurance	14,817	31,549
Total prepaid expenses	$ 39,817	$ 31,549

NOTE 4 – EQUIPMENT AND MINING INTERESTS

The following is a summary of the Company's equipment and mining interests at October 31, 2014 and April 30, 2014, respectively:

	October 31, 2014	April 30, 2014
Equipment	$ 28,992	$ 28,992
Less accumulated depreciation	(16,139)	(13,181)

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2014

Equipment, net of accumulated depreciation	12,853	15,811
Mining interests	426,000	417,000
Total	$ 438,853	$ 432,811

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

Excalibur Property

On August 21, 2014, the Excalibur Property Option Agreement  was amended revising the payment date of the final required expenditure from October 31, 2014 to October 31, 2015.

The schedule of remaining minimum expenditures pursuant to the amended Excalibur Property agreement is as follows:

Required expenditure
October 31, 2015	$ 175,000
Total	$ 175,000

The Jet Property

On August 21, 2014, the Jet Property Option Agreement was amended, revising the payment date of the required 2011 to 2013 expenditures to October 31, 2015.  As consideration for the amendments, Star Gold Corp. shall pay the claims filing fees  for 2014.

The schedule of remaining annual payments and minimum expenditures pursuant to the Jet Property Option Agreement is as follows:

	Required expenditure	Payment to optioner
July 7, 2015	$ 10,000	$ 5,000
July 7, 2016	10,000	5,000
July 7, 2017	40,000	10,000
Total	$ 60,000	$ 20,000

The following is a summary of capitalized mineral interests as of October 31, 2014 and April 30, 2014, respectively:

	October 31, 2014	April 30, 2014
Longstreet Property	$ 229,500	$ 220,500

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2014

Excalibur Property	176,500	176,500
Jet Property	20,000	20,000
Total	$ 426,000	$ 417,000

NOTE 5 - RELATED PARTY TRANSACTIONS

On September 1, 2011, the Company moved its offices to Coeur d’Alene, Idaho and leased office space for $2,500 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s then President and current Chairman of the Board. For the three and six months ended October 31, 2014 and 2013, $8,489 and $8,581 and $17,073 and $16,994  respectively, was paid to this related entity inclusive of the Company’s pro-rata share of common area expenses.

NOTE 6- WARRANTS AND OPTIONS TO PURCHASE COMMON STOCK

The following is a summary of the Company’s warrants outstanding:

	Shares	Weighted Average Exercise Price	Expiration Date

Outstanding at April 30, 2013	1,727,948	$ 0.67
Issued - October 4, 2013	2,161,600	0.50	October 4, 2014
Balance outstanding at April 30, 2014	3,889,548	$ 0.62
Expired - June 18, 2014	(833,334)	(0.75)
Issued – July 29, 2014	1,614,400	0.23	July 29, 2019
Expired – October 4, 2014	(2,161,600)	(0.50)
Balance outstanding at October 31, 2014	2,509,014	$ 0.43

The composition of the Company’s warrants outstanding at October 31, 2014, is as follows:

Issue Date	Warrants	Exercise price	Expiration Date
January 18, 2013	894,614	0.80	1/18/2015
July 29, 2014	1,614,400	0.23	7/29/2019
	2,509,014	$ 0.43

Options issued for mining interests

In consideration for mining interests on several properties (see Note 4), the Company is obligated to issue a total of 400,000 stock options based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties for the three and six months ended October 31, 2014 and October 31, 2013, respectively:

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2014

	Three and six months ended		Three and six months ended
	October 31, 2014		October 31, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	325,000	$ 0.36	300,000	$ 0.37
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance outstanding	325,000	$ 0.36	300,000	$ 0.37

(a) Weighted average exercise price per share.

Future remaining stock option obligations under the terms of property agreements detailed in Note 5 are as follows:

Fiscal year ending April 30,	Stock options
2015	25,000
2016	25,000
2017	25,000
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

	For six months ended
	October 31, 2014	October 31, 2013

Options issued	6,000	6,000
Weighted average volatility	239.9% to 279.4%	279.9% to 366.6%
Expected dividends	-	-
Expected term (years)	1	1
Risk-free rate	0.10% to 0.13%	0.10% to 0.15%

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2014

The following is a summary of the Company’s options issued and outstanding associated with certain consulting agreements:

	Three months ended		Three months ended
	October 31, 2014		October 31, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	12,000	$ 0.34	11,000	$ 0.46
Issued	3,000	0.25	3,000	0.39
Exercised	-	-	-	-
Expired	(3,000)	(0.39)	(2,000)	(0.45)
Ending balance, outstanding	12,000	$ 0.25	12,000	$ 0.44

	Six months ended		Six months ended
	October 31, 2014		October 31, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	12,000	$ 0.34	8,000	$ 0.46
Issued	6,000	0.24	6,000	0.42
Exercised	-	-	-	-
Expired	(6,000)	(0.42)	(2,000)	(0.45)
Ending balance, outstanding	12,000	$ 0.25	12,000	$ 0.44

(a)

Weighted average exercise price per share

Total charged against operations under the option grants for consulting services was $585 and $1,109 for the three months ended October 31, 2014 and 2013, respectively.  Total charged against operations under the option grants for consulting services was $1,237 and $2,250 for the six months ended October 31, 2014 and 2013, respectively. These costs are classified as management and administrative expense.

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

The fair value of each option award was estimated on the date of the grant using the information and assumptions noted in the following table:

	Six months ended October 31,
	2014	2013
Options issued	N/A	675,000
Expected volatility	N/A	305.3%
Expected dividends	-	-
Expected term (years)	N/A	3.1
Risk-free rate	N/A	0.11%

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2014

No options were issued or  exercised during the three months ended October 31, 2014.

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	Three months ended		Three months ended
	October 31, 2014		October 31, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	3,235,000	$ 0.38	2,890,000	$ 0.43
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited or rescinded	-	-	(5,000)	(0.78)
Ending balance, outstanding	3,235,000	$ 0.38	2,885,000	$ 0.40

	Six months ended		Six months ended
	October 31, 2014		October 31, 2013
	Shares	Price (a)	Shares	Price (a)

Beginning balance, outstanding	3,235,000	$ 0.38	2,215,000	$ 0.43
Issued	-	-	675,000	0.29
Exercised	-	-	-	-
Forfeited or rescinded	-	-	(5,000)	(0.78)
Ending balance, outstanding	3,235,000	$ 0.38	2,885,000	$ 0.40

(a) Weighted average exercise price per shares

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of October 31, 2014:

	Options outstanding			Options exercisable
Date of Grant	Shares	Price (a)	Life	Shares	Price (a)

May 27, 2011	283,333	$ 0.90	6.58	283,333	$ 0.90
May 22, 2012	226,667	0.78	7.39	226,667	0.78
June 18, 2012	1,700,000	0.30	7.64	1,700,000	0.30
May 22, 2013	675,000	0.29	8.56	675,000	0.29
February 13, 2014	350,000	0.28	9.29	262,500	0.28
Total options	3,235,000	$ 0.38	7.90	3,147,500	$ 0.38

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of October 31, 2014, total unrecognized compensation cost related to stock-based options and awards is $24,364 and the related weighted average period over which it is expected to be recognized is approximately .04 years.

The average remaining contractual term of the options both outstanding and exercisable at October 31, 2014 was 7.9 years.

Total compensation charged against operations under the plan for employees and advisors was $53,762 and $78,353 for the three months ended October 31, 2014 and 2013, respectively. Total compensation charged against operations under the plan for employees and advisor was $78,127 and $127,290 for the six months ended October 31, 2014 and 2013, respectively.  These costs are classified under management and administrative expense.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2014

The following is a summary of the Company’s stock options outstanding and vested:

	Shares	Weighted Average Exercise Price	Expiration Date

Options issued for mining interests	325,000	$ 0.36	April 11, 2019 to January 15, 2023
Options issued for consulting services	12,000	0.25	November 1, 2014 to October 1, 2015
Options issued under the 2011 Stock Option/Restricted Plan	3,235,000	0.38	May 30, 2021 to February 13, 2024
Outstanding at April 30, 2014	3,572,000	$ 0.38

Total vested stock options	3,484,500

The aggregate intrinsic value of all options vested and exercisable at October 31, 2014, was $Nil based on the Company's closing price of $0.11 per common share at October 31, 2014.  The Company's current policy is to issue new shares to satisfy option exercises.

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

On July 7th, 2010, Star Gold Corp. acquired an option to acquire a 100% mining interest (consisting of 4 unpatented claims) in a property located in the State of Nevada (approximately 300 kilometers northwest of Las Vegas) known as the Jet Property.  The Company is currently engaged in preliminary exploration activities and surface testing of the Jet property.

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

The Company's plan of operations for the next twelve months, subject to funding, and the availability of contractors, is as follows:

•

Initiate a small drill program designed to explore the perimeter of the proposed pit outlined in Technical Report released in Scoping Study May 2014.

•

Contract with an engineering firm to produce a basic plan of a mine site.

•

Begin discussions with the BLM and Forestry Service and other relevant agencies about the extent of baseline and other studies required for various permits needed to build a mine at Longstreet.

Project Highlights – Longstreet

A 2014 drilling program was initiated starting the beginning of October 2014. This program is designed to test the areas currently outside the proposed pit outlined in Technical Report released as a Scoping Study in May 2014. This drill program is modest in scope being about 12 to 15 holes of 300 to 400 feet each. The results have not yet been released.

In mid-October 2014, Star Gold held informal discussions with the Forestry Service and the BLM about designing a coherent and understandable pathway through the permitting process with all the agencies. This meeting was productive and introduced the Longstreet Project to the various agencies.

At October 31, 2014, the Company had $328,796 cash on hand, and working capital of $310,869 with no operating revenue.  As such, the Company will likely require additional financing at some point in the future in order to meet current obligations and to continue its plans for exploration and development of its properties.

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

RESULTS OF OPERATIONS

The Company has earned no revenues from operations in 2014 or 2013 and does not anticipate earning any revenues, from operations, in the foreseeable future. Star Gold Corp. is an exploration stage company and presently is engaged in the exploration and development of base metal properties located in Nevada.

	Three months ended October 31,		Six months ended October 31,
	2014	2013	2014	2013
REVENUES	$ -	$ -	$ -	$ -

Mineral exploration expense	116,838	54,955	205,931	516,296
Legal and professional fees	91,470	70,063	116,067	108,260
Management and administrative	144,731	177,575	301,140	269,053
Depreciation	1,478	1,479	2,958	2,957
Directors fees	-	-	-	750
Other expense (income)	(62)	(159)	(55)	(262)
Total	$ 354,455	$ 303,913	$ 626,041	$ 897,054

Total expenses for the three months ended October 31, 2014 of $354,455 increased $50,543 from total expenses of $303,913 for the comparable period ended October 31, 2013.  Total expenses for the six months ended October 31, 2014 of $626,041 decreased $271,013 from total expenses of $897,054 for the comparable period ended October 31, 2013.

SUMMARY OF MINERAL	Three months ended October 31,		Six months ended October 31,
EXPLORATION EXPENSE	2014	2013	2014	2013
Drilling and field work	81,215	2,550	$ 83,207	$ 238,154
Geochemical analysis and metallurgy	223	25,267	223	71,544
Field consultants and payroll	28,418	21,271	47,739	97,208
Technical consultants	6,982	5,867	45,126	82,275
Claims	-	-	29,636	27,115
Total mineral exploration expense	$ 116,838	$ 54,955	$ 205,931	$ 516,296

Mineral exploration expense for the three months ended October 31, 2014 was $116,838, an increase of $61,883 over the three months ended October 31, 2013’s expense of $54,955.  The increase in exploration expense is a result of performing and completing the Company’s primary drilling and exploration program later in the year than in the prior comparable three month period.

For the six months ended October 31, 2014, mineral exploration expense of $205,931 represented a decrease of $310,365 compared to the six months ended October 31, 2013.  The Company commenced drilling in late October 2014 and continues its annual drilling program into the subsequent quarter, whereas in 2013, the Company had concluded substantially all drilling expenditures for the year by October 31, 2013.    The emphasis on exploration expense in the current year has been on metallurgy and scoping studies to determine the economic viability of the Company’s goal of proceeding to the construction and ultimate production of an open pit heap leach pad operation.  As a result, the drilling expenditures for the current year are not as high as in prior periods.

SUMMARY OF LEGAL AND	Three months ended October 31,		Six months ended October 31,
PROFESSIONAL FEES	2014	2013	2014	2013
Audit and accounting	$ 5,009	$ 7,789	$ 19,243	$ 35,317
Legal fees	12,481	6,198	18,666	14,366
Public company expense	46,008	4,958	46,248	5,963
Investor relations	27,972	51,118	31,910	52,614
Total legal and professional fees	$ 91,470	$ 70,063	$ 116,067	$ 108,260

Total legal and professional fees increased $21,407 (+30.6%) for the three months ended October 31, 2014 from the three months ended October 31, 2013.

Legal fees increased $6,283 for the three months ended October 31, 2014 from the three months ended October 31, 2013.  The Company expects an increase in legal fees for the subsequent three months as a result of ongoing legal matters related to corporate governance and public offering listings.

Audit and accounting fees for the three months ended October 31, 2014, decreased $2,780 (-35.7%) compared to the three months ended October 31, 2014.  The Company expects its audit and accounting fees for the subsequent fiscal quarter to remain relatively constant.  Investor relations expense decreased $23,146 for the three months ended October 31, 2014 over comparable period ending October 31, 2013.

Pubic company expense increased $41,050 for the three months ended October 31, 2014 from the three months ended October 31, 2013.  The Company engaged in a program to increase market awareness and started the process of entering an additional market exchange which it expects to complete in the quarter ending January 31, 2014 or thereabouts.

SUMMARY OF MANAGEMENT	Three months ended October 31,		Six months ended October 31,
AND ADMINISTRATIVE EXPENSE	2014	2013	2014	2013
Auto and travel	$ 6,529	$ 16,226	$ 44,337	$ 21,917
General administrative and insurance	7,697	9,563	18,717	17,553
Management fees and payroll	66,263	55,129	139,122	73,472
Office and computer expense	1,784	9,490	3,280	10,587
Rent and lease expense	7,500	7,500	15,000	15,000
Stock option expense	54,347	79,461	79,364	129,540
Telephone and utilities	611	206	1,320	984
Total	$ 144,731	$ 177,575	$ 301,140	$ 269,053

Management and administrative expenses for the three months ended October 31, 2014 decreased $32,844 to $144,731 compared to 2013 expenses of $177,575 resulting primarily from reduced stock option expense in the current quarter.  For the six months ended October 31, 2014, management and administrative expense of $301,140 increased $32,087 compared to $269,053 for the six months ended October 31, 2013 in large part due to an increase in management fees and payroll expense.

Management fees and payroll of $66,263 for the three months ended October 31, 2014, increased $11,134 compared to the three months ended October 31, 2013.  The increase is primarily related to compensation for the Company President who had foregone compensation during the previous year.  The Company anticipates the revised level of compensation to remain constant during the remainder of the fiscal year.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	October 31, 2014	April 30, 2013
Working capital	$ 310,870	$ 735,456
Total assets	829,066	1,162,378
Accumulated deficit	(8,350,232)	(6,182,513)
Stockholder equity	771,323	1,141,781

WORKING CAPITAL	October 31, 2014	April 30, 2013
Current assets	$ 368,613	$ 756,053
Current liabilities	(57,743)	(20,597)
Working capital	$ 310,870	$ 735,456

	Three months ended October 31,
CASH FLOWS	2014	2013
Cash flow used by operating activities	$ (541,374)	$ (706,083)
Cash flow used by investing activities	(9,000)	(14,000)
Cash flow from financing activities	336,412	1,374,800
Net decrease in cash during period	$ (213,962)	$ 654,717

The Company decreased total assets to $829,066 at October 31, 2014 compared to $1,028,717 at April 30, 2014, primarily as a result of cash expenditures related to exploration activities on the Longstreet Property.

Mining Interests (Note 5) increased from $417,000 at April 30, 2013 to $426,000. Prepaid expenses increased from $31,549 at April 30, 2013 to $39,817 at October 31, 2014 due to deposits required on drilling activities at the Longstreet Property.

At October 31, 2014, the Company had working capital of $310,870 primarily as a result of a cash balance of $328,796.

The Company is in compliance with all obligations of the Property Option Agreements including required cumulative exploration expenditures.

As of October 31, 2014, the Company had cash of $328,796.  Since inception, the sources of the Company’s financing have been through offerings of its equity and debt securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is likely dependent upon the Company’s ability to obtain additional financing in the future.

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

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended October 31, 2014.

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

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

On August 27, 2014, the Company closed a private placement in which it issued a total of 1,614,400 shares of common stock and warrants to purchase an additional 1,614,400 shares to 9 investors, raising a total of $371,312. Warrants issued in the Offering entitled the holder thereof to purchase shares of common stock for the price of $0.23 per share and expire sixty (60) months after their issuance date. Shares were issued in reliance on Section 4(2) of the Securities Act of 1933 (the "Act") and Rule 506 of Regulation D promulgated under the Act.

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

STAR GOLD CORP.

Date:	December 15, 2014	By:	/s/ David Segelov
President & Chief Executive Officer
(Principal Executive Officer )

Date:	December 15, 2014		/s/Kelly J. Stopher
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)