Form 10-Q
period 2015-01-31
Star Gold Corp.
filed 2015-03-17
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2015

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

As of March 14, 2015 there were 36,595,726 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT JANUARY 31, 2015 AND APRIL 30, 2014

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2015 AND 2014

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2015 AND 2014

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

BALANCE SHEETS

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended		For the nine months ended	
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
OPERATING EXPENSE				
Mineral exploration expense	$ 134,648	$ 98,193	$ 340,579	$ 614,489
Legal and professional fees	16,795	20,994	132,862	129,254
Management and administrative	116,514	176,462	417,654	445,514
Depreciation	1,478	1,479	4,436	4,437
Directors fees	-	-	-	750
TOTAL OPERATING EXPENSES	269,435	297,128	895,531	1,194,444
LOSS FROM OPERATIONS	(269,435)	(297,128)	(895,531)	(1,194,444)
			-	
OTHER INCOME				
Interest income	40	347	95	609
TOTAL OTHER INCOME	40	347	95	609
NET LOSS BEFORE INCOME TAXES	(269,395)	(296,781)	(895,436)	(1,193,835)
Provision for income taxes	-	-	-	-
NET LOSS	$ (269,395)	$ (296,781)	$ (895,436)	$ (1,193,835)
Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.04)
Basic and diluted weighted average number shares outstanding	36,595,726	35,036,326	36,069,291	32,517,857

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2015

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine month period ended January 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2015.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of January 31, 2015, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of   $8,619,627, and as of that date the Company's working capital was down to $11,634.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern. In the event the Company is unable to fulfill the annual exploration expenditures as provided for in each respective Property Option Agreement (Note 4), the Company will default on the agreement(s) and surrender its right to future claims on the respective property.

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

New Accounting Pronouncement

In August 2014, the FASB issued ASU No. 2014-15—Presentation of Financial Statements—Going Concern. The guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2015

within one year after the date that the financial statements are available to be issued when applicable). If conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern, the guidance requires disclosure in the financial statements. The guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating the new standard and its impact on the Company’s consolidated financial statements.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2015

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

The dilutive effect of outstanding securities for the three months and nine months ended January 31, 2015 and 2014, would be as follows:

At January 31, 2015 and 2014, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

NOTE 3– PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at January 31, 2015 and April 30, 2014:

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2015

NOTE 4 – EQUIPMENT AND MINING INTERESTS

The following is a summary of the Company's equipment and mining interests at January 31, 2015 and April 30, 2014, respectively:

The Longstreet Property

On December 10, 2014, the Longstreet Property Option Agreement was amended revising the required expenditures and annual stock option obligation.  The schedule of remaining annual payments, minimum expenditures and number of stock options to be issued pursuant to the amended Longstreet Property Option Agreement is as follows:

Under terms of the agreement, during the year ended April 30, 2014, the Company paid $39,000, issued 25,000 shares of common stock with fair value of $5,000 based on the price of common stock on the date of issuance, and issued options to purchase 25,000 shares of common stock with fair value of $5,000 (Note 6).  For the nine months ended January 31, 2015, the Company paid $56,000 and issued options to purchase 25,000 shares of common stock with fair value of $3,000 (Note 6).  The Company also paid $9,000 of capitalized mineral claims on the Longstreet property during the nine months ended January 31, 2015.

Through January 15, 2015 (the “Measurement Date), the Company has incurred eligible exploration expenditures per the terms of the agreement of $1,936,216 compared to a cumulative required exploration expenditure through the same date of $1,800,000, creating a surplus of $136,216 as of the Measurement Date.

Excalibur Property

On August 21, 2014, the Excalibur Property Option Agreement was amended revising the payment date of the final required expenditure from October 31, 2014 to October 31, 2015.

The schedule of remaining minimum expenditures pursuant to the amended Excalibur Property agreement is as follows:

Required expenditure
October 31, 2015	$ 175,000

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2015

Total	$ 175,000

The Jet Property

On August 21, 2014, the Jet Property Option Agreement was amended, revising the payment date of the required 2011 to 2013 expenditures to October 31, 2015.  As consideration for the amendments, Star Gold Corp. paid the claims filing fees for 2014.

The schedule of remaining annual payments and minimum expenditures pursuant to the Jet Property Option Agreement is as follows:

	Required expenditure	Payment to optioner
July 7, 2015	$ 10,000	$ 5,000
July 7, 2016	10,000	5,000
July 7, 2017	40,000	10,000
Total	$ 60,000	$ 20,000

The following is a summary of capitalized mineral interests as of January 31, 2015 and April 30, 2014, respectively:

NOTE 5 - RELATED PARTY TRANSACTIONS

On September 1, 2011, the Company moved its offices to Coeur d’Alene, Idaho and leased office space for $2,500 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s then President and current Chairman of the Board. For the three and nine months ended January 31, 2015 and 2014, $8,558 and $8,820 and $25,630 and $25,814  respectively, was paid to this related entity inclusive of the Company’s pro-rata share of common area expenses.

NOTE 6- WARRANTS AND OPTIONS TO PURCHASE COMMON STOCK

The following is a summary of the Company’s warrants outstanding:

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2015

The composition of the Company’s warrants outstanding at January 31, 2015, is as follows:

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

The Company has estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties for the three and nine months ended January 31, 2015 and January 31, 2014, respectively:

(a) Weighted average exercise price per share.

Future remaining stock option obligations under the terms of property agreements detailed in Note 5 are as follows:

Options issued for consulting services

As per an agreement with Terre Partners, a limited liability company,  fully executed on October 3, 2012, in consideration for consulting and advisory services rendered, the Company is obligated to issue a total of 1,000 stock options based on 5 day variable weighted-average price (VWAP) at the end of each month of the associated consulting contract.  The consultant options vest on the first day of the following month of service and are exercisable for a period of three months following the termination of the

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2015

agreement.  The Company has estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

The following is a summary of the Company’s options issued and outstanding associated with certain consulting agreements:

(a)

Weighted average exercise price per share

Total charged against operations under the option grants for consulting services was $585 and $1,109 for the three months ended January 31, 2015 and 2014, respectively.  Total charged against operations under the option grants for consulting services was $1,237 and $2,250 for the nine months ended January 31, 2015 and 2014, respectively. These costs are classified as management and administrative expense.

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

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2015

The fair value of each option award was estimated on the date of the grant using the information and assumptions noted in the following table:

No options were issued or exercised during the three months and nine months ended January 31, 2015.

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

(a) Weighted average exercise price per shares

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of January 31, 2015:

(a) Weighted average exercise price per shares

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2015

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of January 31, 2015, there is no unrecognized compensation cost related to stock-based options and awards.

The average remaining contractual term of the options both outstanding and exercisable at January 31, 2015 was 7.65 years.

Total compensation charged against operations under the plan for employees and advisors was $24,365 and $48,937 for the three months ended January 31, 2015 and 2014, respectively. Total compensation charged against operations under the plan for employees and advisor was $104,044 and $179,105 for the nine months ended January 31, 2015 and 2014, respectively.  These costs are classified under management and administrative expense.

The following is a summary of the Company’s stock options outstanding and vested:

The aggregate intrinsic value of all options vested and exercisable at January 31, 2015, was $770 based on the Company's closing price of $0.12 per common share at January 31, 2015.  The Company's current policy is to issue new shares to satisfy option exercises.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2014.  The following statements may be forward-looking in nature and actual results may differ materially.

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

The Company has completed an initial exploration program on the Excalibur Property, which included Geological Mapping, Rock Sampling and Assaying.  Based on this analysis the Company has decided to move forward with the permitting of this property and associated drilling program.  The permitting was completed in June 2010 and the initial drilling program commenced immediately thereafter.

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

The Company's plan of operations for the next twelve months, subject to funding, and the availability of contractors, is as follows:

•

Contract with an engineering firm to produce a basic plan for a mine site.

•

Begin studies required to form the basis of an Environmental Impact Statement (EIS).

Project Highlights – Longstreet

A 2014 drilling program was initiated starting the beginning of October 2014. This program was designed to test the areas currently outside the proposed pit outlined in the Technical Report released as a Scoping Study in May 2014. This drill program was modest in scope; consisting of 12 to 15 holes of 300 to 400 feet each. The results have not yet been released.

In mid-October 2014, Star Gold held informal meetings with the Forestry Service and the BLM to discuss developing a coherent plan to navigate through the permitting process with the various relevant agencies. This meeting was productive and introduced the Longstreet Project to the various agencies. A site meeting involving Star Gold and the agencies is due to be held in during spring of 2015.

The Forestry Service and BLM and other governing agencies have agreed, in principle, to a unified pathway for the studies required to be conducted as a part of an EIS which would lead to an administrative ruling on a mining permit for Longstreet. The initial study will be a baseline Fauna and Flora study which is scheduled to start during the spring of 2015 and will take approximately one (1) year to complete. A firm has been selected for this purpose. Other studies that will need to be undertaken are hydrological studies, metallurgical studies and basic engineering. Maps have been converted for the use of the agencies for the purpose of evaluating Longstreet as a possible mine.

At January 31, 2015, the Company had $32,011 cash on hand, and working capital of $11,634 with no operating revenue.  As such, the Company will likely require additional financing at some point in the future in order to meet current obligations and to continue its plans for exploration and development of its properties.

Management believes it can source additional capital in the investment markets in the coming months and years, but currently, Star Gold Corp. does not have any financing arrangements in place and there are no assurances that it will be able to obtain sufficient financing on terms acceptable to the Company, if at all.  The Company may also consider other sources of capital or expertise, including potential mergers, joint ventures or other arrangements to further explore and/or develop its properties.

Future liquidity and capital requirements depend on many factors including timing, cost and progress of the Company's exploration efforts.  The Company will consider additional public offerings, private placement, debt instruments, joint ventures and/or mergers.

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

RESULTS OF OPERATIONS

The Company has earned no revenues from operations in 2015 or 2014 and does not anticipate earning any revenues, from operations, in the foreseeable future. Star Gold Corp. is an exploration stage company and presently is seeking additional business opportunities.

Total expenses for the three months ended January 31, 2015 of $269,395 decreased $27,386 from total expenses of $296,781 for the comparable period ended January 31, 2014.  Total expenses for the nine months ended January 31, 2015 of $895,436 decreased $298,399 from total expenses of $1,193,835 for the comparable period ended January 31, 2014.  The Company reduced exploration activities during the nine months ended January 31, 2015 compared to the prior year, and also reduced management and administrative expenses by eliminating a field geologist position in Tonopah, Nevada.

Mineral exploration expense for the three months ended January 31, 2015 was $134,648, an increase of $36,455 over the three months ended January 31, 2014’s expense of $98,193.  The increase in exploration expense is a result of performing and completing the Company’s primary drilling and exploration program later in the year than in the prior comparable three month period.  The Company commenced drilling in late October 2014 and continued its annual drilling program into the subsequent quarter, whereas in 2014, the Company had concluded substantially all drilling expenditures for the year by October 31, 2013.

For the nine months ended January 31, 2015, mineral exploration expense of $340,579 represented a decrease of $273,910 compared to the nine months ended January 31, 2014.

The emphasis on exploration expense in the current year has been on metallurgy and scoping studies to determine the economic viability of the Company’s goal of proceeding to the construction and ultimate production of an open pit heap leach pad operation.  As a result, the drilling expenditures for the current year are not as high as in prior periods.  Coupled with constraints on available capital, the Company reduced its planned exploration program until such time as capital markets improve.  Concurrently, the Company entered into an amended property option agreement with the claim holder, Minquest, which substantially decreases required exploration expenditures for the upcoming twelve months.

Total legal and professional fees decreased $4,199 (20.0%) for the three months ended January 31, 2015 from the three months ended January 31, 2014.

Legal fees decreased $5,232 for the three months ended January 31, 2015 from the three months ended January 31, 2014.  The Company expects an increase in legal fees for the subsequent three months as a result of ongoing legal matters related to corporate governance and public offering listings.

Audit and accounting fees for the three months ended January 31, 2015, decreased $35 (-.9%) compared to the three months ended January 31, 2015.  For the nine months ended January 31, 2014, audit and accounting fees decreased $16,109.   The Company expects its audit and accounting fees for the subsequent fiscal quarter to remain relatively unchanged.

Investor relations expense decreased $6,332 for the three months ended January 31, 2015 over comparable period ending January 31, 2014.

Pubic company expense increased $7,400 for the three months ended January 31, 2015 from the three months ended January 31, 2014 and $47,685 for the comparable nine month period then ended.  The Company had engaged in a program to increase market awareness and started the process of entering an additional market exchange but has since curtailed a foreign stock market listing until such time as market conditions in the resource sector become more favorable.

Management and administrative expenses for the three months ended January 31, 2015 decreased $59,948 to $116,514 compared to 2014 expenses of $176,462 resulting primarily from reduced stock option expense in the current quarter.  For the nine months ended January 31, 2015, management and administrative expense of $417,654 decreased $27,860 compared to $445,514 for the nine months ended January 31, 2014 primarily as a result of a decrease in stock option expense.

Management fees and payroll of $72,346 for the three months ended January 31, 2015, decreased $30,308 compared to the three months ended January 31, 2014.  The Company has reduced administrative payroll and expects management fees and payroll expense to continue to decrease in subsequent fiscal quarters.  Chief Executive Officer David Segelov entered into a separation agreement terminating the employment relationship with the Company but will remain on the Board of Directors and continue serving as the Company’s President.

LIQUIDITY AND FINANCIAL CONDITION

The Company decreased total assets to $555,780 at January 31, 2015 compared to $1,028,717 at April 30, 2014, primarily as a result of cash expenditures related to exploration activities on the Longstreet Property.

Mining Interests (Note 5) increased from $417,000 at April 30, 2014 to $484,999. Prepaid expenses decreased from $31,549 at April 30, 2014 to $5,795 at January 31, 2015 as prepaid deposits on drilling activities at the Longstreet Property were utilized during the three months then ended.

At January 31, 2015, the Company had working capital of $11,634.

The Company is in compliance with all obligations of the Property Option Agreements including required cumulative exploration expenditures.

As of January 31, 2015, the Company had cash of $32,011.  Since inception, the sources of the Company’s financing have been through offerings of its equity and debt securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is likely dependent upon the Company’s ability to obtain additional financing in the future.

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

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended January 31, 2015.

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

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

On August 27, 2014, the Company closed a private placement in which it issued a total of 1,614,400 shares of common stock and warrants to purchase an additional 1,614,400 shares to 9 investors, raising a total of $371,312. Warrants issued in the Offering entitled the holder thereof to purchase shares of common stock for the price of $0.23 per share and expire sixty (60) months after their issuance date. Shares were issued in reliance on Section 4(2) of the Securities Act of 1933 (the "Act") and Rule 506 of Regulation D promulgated under the Act.  Proceeds from the issuance are to be used for exploration activities and general corporate purposes.

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

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Amended and Restated Articles of Incorporation(2)

3.3	Bylaws, as amended.(1)

34	Amended and Restated Bylaws.(3)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics. (4)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC as an exhibit to Schedule 14C on December 28, 2011
(3)	Filed with the SEC, on November 7, 2011, as an exhibit to form 8-K.
(4)	Filed with the SEC, on February 02, 2012, as an exhibit to Form 8-K
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

STAR GOLD CORP.

Date:	March 11, 2015	By:	/s/ David Segelov
President
(Principal Executive Officer )

Date:	March 11, 2015		/s/Kelly J. Stopher
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)