Form 10-K
period 2015-04-30
Star Gold Corp.
filed 2015-08-13
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended April 30, 2015

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

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2014 was $ 4,025,530

As of July 31, 2015 there were 36,595,726 shares of issuer’s common stock outstanding

STAR GOLD CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2015

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending April 30, 2015.  The following statements may be forward-looking in nature and actual results may differ materially.

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

Portions of the Company’s mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property Name	Third Party	Number of Claims	Acres	Agreements/Royalties
Longstreet	Minquest	125	2,500	3% Net Smelter Royalty (“NSR”) Annual lease payments totaling $247,000, annual exploration expenditures totaling $1.75m, and 185,000 shares due through 2020.

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

During the fiscal year ended April 30, 2015, the Company had losses of $1,172,874 in connection with the maintenance and exploration of its mineral properties and the operation of the exploration business.  The Company therefore expects to continue to incur significant losses into the foreseeable future.  The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations.  At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business.  The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition.  There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

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

Should the Company issue additional shares in order to finance its business activities, investors’ interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  As of the date of the filing of this report there are outstanding 1,614,400 common share purchase warrants exercisable into 1,614,400 shares of common stock, and 3,058,667 options granted that are exercisable into 3,058,667 shares of common stock.  If all of these are exercised or converted, these would represent approximately 11.3% of the Company’s issued and outstanding shares.  If all of the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders.  The dilution may result in a decline in the market price of the Company’s shares.

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

Dependence on Key Management Personnel

The Company’s ability to continue exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on its ability to attract and maintain qualified key management personnel.  Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain such personnel.  The Company’s development now and in the future will depend on the effort of key management figures such as Lindsay Gorrill, Kelly Stopher, and David Segelov.  The loss of any of these key people could have a material adverse effect on the Company’s business.  In addition, the Company has expanded the provisions of its stock option plan so the Company can provide incentive for the key personnel.

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

Company Directors and Officers own 36.1% of the Company’s outstanding common stock which may cause corporate decisions influenced by the Directors and Officers to appear to be inconsistent with the interests of other stockholders.

Company directors and/or officers as a group control a combined 36.1%% of the issued and outstanding shares of the Company’s common stock.  Accordingly, while none of the current directors and/or officers (individually or collectively)  can control, as shareholders, who is elected to the board of directors, since these individuals are not simply passive investors but are also active members of Company management, their interests as directors and/or officers and shareholders may, at times, be adverse to those of merely passive investors. Where those conflicts exist, stockholders will be dependent upon management exercising their fiduciary duties as members of the Board of Directors and/or as an officer. Also, due to their stock ownership position, members of the Company’s management team will have: (i) the ability to substantially influence the outcome of many (if not most) corporate actions requiring stockholder approval, including amendments to the Company’s Articles of Incorporation; and (ii) the ability to substantially influence corporate combinations or similar transactions that might benefit minority stockholders which may not be supported by management to the detriment of smaller and/or passive investors.

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

Should the Company fail to maintain an effective system of internal controls, it may not be able to detect fraud or report financial results accurately, which could harm the business and could subject the Company to regulatory scrutiny.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES.

The Company headquarters are located at leased space at 611 E. Sherman Avenue, Coeur d'Alene, Idaho, 83814.  The Company believes this office space and facilities are sufficient to meet the Company's present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

The Company currently does not own any real property.   The Company owns a vehicle for business use in Nevada and other personal property used in the conduct of the Company’s business at its headquarters and at its various holdings in Nevada.

The Company is an 'exploration stage company with no proven or measured mineral reserves. There is no assurance that a commercially viable mineral deposit exists at the Longstreet property.  Further exploration and will be required before any final determination as to the economic or legal feasibility may be made as to the Company’s property.

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

A list of claims, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date
Original Longstreet Property Claims
Longstreet 1A	MinQuest Inc.	799562	20	22-Jan-1999	September 1, 2015
Longstreet 2A	MinQuest Inc.	799563	20	22-Jan-1999	September 1, 2015
Longstreet 3A	MinQuest Inc.	799564	20	22-Jan-1999	September 1, 2015
Longstreet 6A	MinQuest Inc.	799565	20	22-Jan-1999	September 1, 2015
Longstreet 7A	MinQuest Inc.	799566	20	22-Jan-1999	September 1, 2015
Longstreet 8A	MinQuest Inc.	799567	20	22-Jan-1999	September 1, 2015
Longstreet 9A	MinQuest Inc.	799568	20	22-Jan-1999	September 1, 2015
Longstreet 16A	MinQuest Inc.	799569	20	22-Jan-1999	September 1, 2015
Longstreet 13	MinQuest Inc.	799570	20	22-Jan-1999	September 1, 2015
Longstreet 32	MinQuest Inc.	799571	20	22-Jan-1999	September 1, 2015
Longstreet 34	MinQuest Inc.	799572	20	22-Jan-1999	September 1, 2015
Longstreet 4A	MinQuest Inc.	836168	20	2-Feb-2002	September 1, 2015
Longstreet 5A	MinQuest Inc.	836169	20	2-Feb-2002	September 1, 2015
Longstreet 8	MinQuest Inc.	836170	20	2-Feb-2002	September 1, 2015
Longstreet 10	MinQuest Inc.	836171	20	2-Feb-2002	September 1, 2015
Longstreet 10A	MinQuest Inc.	836172	20	2-Feb-2002	September 1, 2015
Longstreet 28	MinQuest Inc.	836173	20	2-Feb-2002	September 1, 2015
Longstreet 30	MinQuest Inc.	836174	20	2-Feb-2002	September 1, 2015
Longstreet 36	MinQuest Inc.	836175	20	2-Feb-2002	September 1, 2015
Longstreet 37	MinQuest Inc.	836176	20	2-Feb-2002	September 1, 2015
Longstreet 39	MinQuest Inc.	836177	20	2-Feb-2002	September 1, 2015
Longstreet 41	MinQuest Inc.	836178	20	2-Feb-2002	September 1, 2015
Longstreet 43	MinQuest Inc.	836179	20	2-Feb-2002	September 1, 2015
Longstreet 45	MinQuest Inc.	836180	20	2-Feb-2002	September 1, 2015
Longstreet 47	MinQuest Inc.	836181	20	2-Feb-2002	September 1, 2015
Longstreet 49	MinQuest Inc.	836182	20	2-Feb-2002	September 1, 2015
Longstreet 101	MinQuest Inc.	836183	20	2-Feb-2002	September 1, 2015
Longstreet 102	MinQuest Inc.	836184	20	2-Feb-2002	September 1, 2015
Longstreet 103	MinQuest Inc.	836185	20	2-Feb-2002	September 1, 2015
Longstreet 104	MinQuest Inc.	836186	20	2-Feb-2002	September 1, 2015
Longstreet 105	MinQuest Inc.	836187	20	2-Feb-2002	September 1, 2015
Longstreet 106	MinQuest Inc.	836188	20	2-Feb-2002	September 1, 2015
Longstreet 107	MinQuest Inc.	836189	20	2-Feb-2002	September 1, 2015
Longstreet 108	MinQuest Inc.	836190	20	2-Feb-2002	September 1, 2015
Longstreet 12	MinQuest Inc.	843867	20	25-Feb-2003	September 1, 2015
Longstreet 14	MinQuest Inc.	843868	20	25-Feb-2003	September 1, 2015
Longstreet 16	MinQuest Inc.	843869	20	25-Feb-2003	September 1, 2015
Longstreet 18	MinQuest Inc.	843870	20	25-Feb-2003	September 1, 2015
Longstreet 20	MinQuest Inc.	843871	20	25-Feb-2003	September 1, 2015
Longstreet 26	MinQuest Inc.	843872	20	25-Feb-2003	September 1, 2015
Longstreet 42	MinQuest Inc.	843873	20	25-Feb-2003	September 1, 2015
Longstreet 44	MinQuest Inc.	843874	20	25-Feb-2003	September 1, 2015
Longstreet 46	MinQuest Inc.	843875	20	25-Feb-2003	September 1, 2015
Longstreet 48	MinQuest Inc.	843876	20	25-Feb-2003	September 1, 2015
Longstreet 50	MinQuest Inc.	843877	20	25-Feb-2003	September 1, 2015
Longstreet 40	MinQuest Inc.	851568	20	25-Feb-2003	September 1, 2015
Longstreet 118	MinQuest Inc.	851569	20	29-Sep-2003	September 1, 2015
Longstreet 119	MinQuest Inc.	851570	20	29-Sep-2003	September 1, 2015
Longstreet 120	MinQuest Inc.	851571	20	29-Sep-2003	September 1, 2015
Longstreet 121	MinQuest Inc.	851572	20	29-Sep-2003	September 1, 2015

Longstreet 122	MinQuest Inc.	851573	20	29-Sep-2003	September 1, 2015
Longstreet 123	MinQuest Inc.	851574	20	29-Sep-2003	September 1, 2015
Longstreet 124	MinQuest Inc.	851575	20	29-Sep-2003	September 1, 2015
Longstreet 109	MinQuest Inc.	855021	20	25-Feb-2003	September 1, 2015
Longstreet 110	MinQuest Inc.	855022	20	25-Feb-2003	September 1, 2015
Longstreet 111	MinQuest Inc.	855023	20	25-Feb-2003	September 1, 2015
Longstreet 112	MinQuest Inc.	855024	20	25-Feb-2003	September 1, 2015
Longstreet 113	MinQuest Inc.	855025	20	25-Feb-2003	September 1, 2015
Longstreet 114	MinQuest Inc.	855026	20	25-Feb-2003	September 1, 2015
Longstreet 115	MinQuest Inc.	855027	20	25-Feb-2003	September 1, 2015
Longstreet 56	MinQuest Inc.	1025831	20	9-Jul-2010	September 1, 2015
Longstreet 57	MinQuest Inc.	1025832	20	9-Jul-2010	September 1, 2015
Longstreet 58	MinQuest Inc.	1025833	20	9-Jul-2010	September 1, 2015
Longstreet 59	MinQuest Inc.	1025834	20	9-Jul-2010	September 1, 2015
Longstreet 60	MinQuest Inc.	1025835	20	9-Jul-2010	September 1, 2015
Longstreet 61	MinQuest Inc.	1025836	20	9-Jul-2010	September 1, 2015
Longstreet 62	MinQuest Inc.	1025837	20	9-Jul-2010	September 1, 2015
Longstreet 63	MinQuest Inc.	1025838	20	9-Jul-2010	September 1, 2015
Longstreet 64	MinQuest Inc.	1025839	20	9-Jul-2010	September 1, 2015
Longstreet 65	MinQuest Inc.	1025840	20	9-Jul-2010	September 1, 2015
Longstreet 11	Roy Clifford et al	164002	20	14-Jun-1980	September 1, 2015
Longstreet 12	Roy Clifford et al	164003	20	14-Jun-1980	September 1, 2015
Longstreet 14	Roy Clifford et al	164005	20	14-Jun-1980	September 1, 2015
Longstreet 15	Roy Clifford et al	164006	20	14-Jun-1980	September 1, 2015
Morning Star	Roy Clifford et al	96719	20	1-Jul-1957	September 1, 2015
Subtotal Original	75		1,500
Leach Pad Claims
Longstreet 200	MinQuest Inc.	1073640	20	22-Jun-2012	September 1, 2015
Longstreet 201	MinQuest Inc.	1073641	20	22-Jun-2012	September 1, 2015
Longstreet 202	MinQuest Inc.	1073642	20	22-Jun-2012	September 1, 2015
Longstreet 203	MinQuest Inc.	1073643	20	22-Jun-2012	September 1, 2015
Longstreet 204	MinQuest Inc.	1073644	20	22-Jun-2012	September 1, 2015
Longstreet 205	MinQuest Inc.	1073645	20	22-Jun-2012	September 1, 2015
Longstreet 206	MinQuest Inc.	1073646	20	22-Jun-2012	September 1, 2015
Longstreet 207	MinQuest Inc.	1073647	20	22-Jun-2012	September 1, 2015
Longstreet 208	MinQuest Inc.	1073648	20	22-Jun-2012	September 1, 2015
Longstreet 209	MinQuest Inc.	1073649	20	22-Jun-2012	September 1, 2015
Longstreet 210	MinQuest Inc.	1073650	20	22-Jun-2012	September 1, 2015
Longstreet 211	MinQuest Inc.	1073651	20	22-Jun-2012	September 1, 2015
Longstreet 212	MinQuest Inc.	1073652	20	22-Jun-2012	September 1, 2015
Longstreet 213	MinQuest Inc.	1073653	20	22-Jun-2012	September 1, 2015
Longstreet 214	MinQuest Inc.	1073654	20	22-Jun-2012	September 1, 2015
Longstreet 215	MinQuest Inc.	1073655	20	22-Jun-2012	September 1, 2015
Longstreet 216	MinQuest Inc.	1073656	20	22-Jun-2012	September 1, 2015
Longstreet 217	MinQuest Inc.	1073657	20	22-Jun-2012	September 1, 2015
Longstreet 218	MinQuest Inc.	1073658	20	22-Jun-2012	September 1, 2015
Longstreet 219	MinQuest Inc.	1073659	20	22-Jun-2012	September 1, 2015
Longstreet 220	MinQuest Inc.	1073660	20	22-Jun-2012	September 1, 2015
Longstreet 210	MinQuest Inc.	1073661	20	22-Jun-2012	September 1, 2015

Longstreet 220	MinQuest Inc.	1073662	20	22-Jun-2012	September 1, 2015
Longstreet 223	MinQuest Inc.	1073663	20	22-Jun-2012	September 1, 2015
Longstreet 224	MinQuest Inc.	1073664	20	22-Jun-2012	September 1, 2015
Longstreet 225	MinQuest Inc.	1073665	20	22-Jun-2012	September 1, 2015

Longstreet 226	MinQuest Inc.	1073666	20	22-Jun-2012	September 1, 2015
Longstreet 227	MinQuest Inc.	1073667	20	22-Jun-2012	September 1, 2015
Longstreet 228	MinQuest Inc.	1073668	20	22-Jun-2012	September 1, 2015
Longstreet 229	MinQuest Inc.	1073669	20	22-Jun-2012	September 1, 2015
Longstreet 230	MinQuest Inc.	1073670	20	22-Jun-2012	September 1, 2015
Longstreet 231	MinQuest Inc.	1073671	20	22-Jun-2012	September 1, 2015
Longstreet 232	MinQuest Inc.	1073672	20	22-Jun-2012	September 1, 2015
Longstreet 233	MinQuest Inc.	1073673	20	22-Jun-2012	September 1, 2015
Longstreet 234	MinQuest Inc.	1073674	20	22-Jun-2012	September 1, 2015
Longstreet 235	MinQuest Inc.	1073675	20	22-Jun-2012	September 1, 2015
Longstreet 236	MinQuest Inc.	1073676	20	22-Jun-2012	September 1, 2015
Longstreet 237	MinQuest Inc.	1073677	20	22-Jun-2012	September 1, 2015
Subtotal Leach Pad	38		760

Corridor Claims
Longstreet 66	MinQuest Inc.	1080730	20	5-Sept-2012	September 1, 2015
Longstreet 238	MinQuest Inc.	1080731	20	5-Sept-2012	September 1, 2015
Longstreet 239	MinQuest Inc.	1080732	20	5-Sept-2012	September 1, 2015
Longstreet 240	MinQuest Inc.	1080733	20	5-Sept-2012	September 1, 2015
Longstreet 241	MinQuest Inc.	1080734	20	5-Sept-2012	September 1, 2015
Longstreet 242	MinQuest Inc.	1080735	20	5-Sept-2012	September 1, 2015
Longstreet 243	MinQuest Inc.	1080736	20	5-Sept-2012	September 1, 2015
Longstreet 244	MinQuest Inc.	1080737	20	5-Sept-2012	September 1, 2015
Longstreet 245	MinQuest Inc.	1080738	20	5-Sept-2012	September 1, 2015
Longstreet 246	MinQuest Inc.	1080739	20	5-Sept-2012	September 1, 2015
Longstreet 247	MinQuest Inc.	1080740	20	5-Sept-2012	September 1, 2015
Longstreet 248	MinQuest Inc.	1080741	20	5-Sept-2012	September 1, 2015
Subtotal Corridor	12		240
Total	125		2,500

Star Gold must make annual claim filing fees of $165 ($140 in 2014) per claim with the Bureau of Land Management (BLM), and Nevada/Nye County claim filing fees of $10.50 per claim plus $4.00 for filing with the Nye County office at Tonopah.  The 2014 annual claim payments totaled $20,692.

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

Historic Drilling Summary
Date	Company	Number of Holes	Total Footage
1980	Keradamex	7	NA
1982-1983	Minerva	-	UG Sampling, no drilling
1984-1997	Naneco	Approx. 500	NA, RC and air track
1987	Cyprus	7	3,000
2002-2005	R.E.M.	30	11,000

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

Regional Geology and Mineralization: The Longstreet Property is located in the Nevada portion of the Basin and Range Province. This geological province is characterized by repeated episodes of compressional deformation in Paleozoic and Mesozoic time followed by extensional deformation and extensive magmatism and volcanism in Cenozoic time. Gold deposits are most often described as being associated with ‘mineralization trends’ that are a reflection of deep crustal structures and magmatism, such as the ‘Walker Lane’ and the ‘Carlin Trend’. The Longstreet Project is located in the Monitor Range, adjacent to the northwest trending Walker Lane volcanic-hosted gold trend that includes such world-class deposits as the Comstock and Goldfields mining camps

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

Cyprus Ridge Zone: Quartz veins up to 5 m thick occur in this 1.1 km long northwest trending sheeted vein system.  Cyprus Minerals Company completed a 920 m drill program in 1987.  All of the Cyprus holes were vertical or high angle and none tested the large primary vein set. No high-grade gold was intersected in their drilling. MinQuest mapped the intricate vein system in 2002, and collected 41 surface samples that contained anomalous to highly anomalous (several times background to hundreds of times background) veins.  Due to the abundance of low temperature silica, MinQuest concluded that the gold values are leakage anomalies from a deeper boiling zone.  The boiling zone is a high priority drill target.

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

Environmental, plan of operation and reclamation: To the Company’s knowledge, there is no known surface disturbance or groundwater contamination from previous mining activities.  Remediation activities are performed immediately after completion of exploratory drilling.  With respect to historical mining activities, there is no indication of reclamation at this time, therefore, the Company has no plans to remediate.  The Longstreet property is within Forest Service lands and Star Gold has applied for and received a Plan of Operation from the Forest Service allowing exploration drilling. A surface disturbance bond of $21,600 has been paid and is held by the Forest Service until reclamation is completed.  There are no other significant environmental requirements.

ITEM 3.  LEGAL PROCEEDINGS.

Star Gold Corp. is not a party to any material legal proceedings and, to management’s knowledge, no such proceedings are threatened or contemplated.

ITEM 4.  MINE SAFETY DISCLOSURES

Star Gold Corp. considers health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  During the year ended April 30, 2015, the Company’s exploration properties were not subject to regulation by the MSHA under the Mine Act.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Star Gold Corp. authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of July 31, 2015, there were 36,595,726 shares of Star Gold Corp. common stock issued and outstanding. The Company has not issued any shares of preferred stock.

Market Information

The Company’s shares are quoted via the OTC Markets under the symbol “SRGZ.”  The high and low bid information for the Company's common stock for the year ended April 30, 2015 and 2014 is:

Year	Quarter	HIGH ($)	LOW ($)
2015	First quarter ending July 31, 2014	$0.29	$0.10
	Second quarter ending October 31, 2014	0.29	0.04
	Third quarter ending January 31, 2015	0.20	0.09
	Fourth Quarter ending April 30, 2015	0.19	0.10

2014	First quarter ending July 31, 2013	$0.50	$0.20
	Second quarter ending October 31, 2013	0.50	0.17
	Third quarter ending January 31, 2014	0.40	0.20
	Fourth quarter ending April 30, 2014	0.28	0.10

Quotations provided by the OTCQB Venture Marketplace reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

At August 7, 2015, the price per share quoted on the OTCQB was $0.05.

Transfer Agent:

The independent stock transfer agent for Star Gold Corp. is Pacific Stock Transfer located at 4045 South Spencer Street, Suite 403, Las Vegas, NV  89119.

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

Recent Sales of Unregistered Securities

On October 4, 2013, the Company completed a private placement of its securities wherein it raised a total of $1,080,800.  The offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.25.  Pursuant to the offering, the Company issued 4,323,200 shares of its common stock and warrants to purchase an additional 2,161,600 shares of its common stock.  Warrants issued pursuant to the Offering entitle the holders thereof to purchase shares of common stock for the price of $0.50 per share.  The term of each warrant is for one (1) year commencing with its issuance date.

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

On July 29, 2014, the Company issued 1,614,400 shares of its common stock and warrants to purchase an additional 1,614,400 shares of its common stock to nine investors pursuant to a private placement of its securities.  The offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.23.   Warrants issued pursuant to the offering entitle the holders thereof to purchase shares of common stock for the price of $0.23 per share.  The term of each warrant is for five (5) years commencing with its issuance date.  The Company closed the offering and raised a total of $336,412, net of offering costs. As of July 31, 2015, the Company had a total of 36,595,726 shares outstanding.

All unregistered sales of equity securities during the period covered by this Annual Report were previously disclosed in the Company’s current reports on Form 8-K and its Quarterly Reports on Form 10-Q.

During the fiscal year ended April 30, 2015, neither the Company nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company's equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

ITEM 6.  SELECTED FINANCIAL DATA

Statement of Operations Information:

	For the years ended
	April 30, 2015	April 30, 2014
Revenues	$-	$-
Gross profit	-	-
Total operating expenses	1,172,335	1,542,499
Loss from operations	(1,172,335)	(1,542,499)
Other income (expense)	(539)	821
NET LOSS	$(1,172,874)	$(1,541,678)

Weighted average shares of common stock (basic and diluted)	36,197,655	33,138,045

Income (loss) per share (basic and diluted)	$(0.03)	$(0.05)

Balance Sheet Information:

	April 30, 2015	April 30, 2014
Working Capital	$(67,131)	$527,176
Total assets	395,746	1,028,717
Accumulated deficit	8,897,065	7,724,191
Stockholders’ equity	252,420	981,587

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

The Company maintains a corporate office in Coeur d'Alene, Idaho.  This is the primary administrative office for the Company and is utilized by Board Chairman Lindsay Gorrill and Chief Financial Officer Kelly Stopher.

The financial condition of the Company was positive during 2014 and the metals commodity markets were unfavorable for most of the year but with little impact as Star Gold is an exploration stage company.

In the past year the Company completed the following:

•

A detailed scoping study outlining the potential cash costs and capital required to build a mine at Longstreet property.

•

A small drill program of approximately 12 holes (3,500 feet) to better define the potential of the eastern side of the Main deposit.

•

A formal Star Gold Corp Board decision to proceed with the studies necessary to allow a mine permit to be issued at Longstreet.

•

Meeting with USFS and BLM and other stakeholders as to an agreed pathway to proceed through to an EIS.

The Company's plan of operations for the next twelve months, subject to funding, and the availability of contractors, is as follows:

•

Begin a collection of data for preparation of a Baseline Study as required by the USFS and BLM. This entails studies of Fauna and Flora, Metallurgic studies, Cultural Resource Studies and preliminary engineering.

•

Drilling for water and study of water sufficiency for mining at the Main Zone on Longstreet.

With the exception of hydrology related drilling, the Company does not intend to drill further at Longstreet deposit until permitting has been completed.

The preliminary budget for 2015:

STAR GOLD CORP. – LONGSTREET Au-Ag PROJECT, NEVADA
Fauna and flora studies	$60,000
Cultural studies	120,000
Preliminary engineering and mapping	80,000
Hydrology	140,000
Total	$400,000

The hydrology work is contingent on securing additional financing.

Management believes it can source additional capital in the investment markets in the coming months and years.  The Company may also consider other sources of funding, including potential mergers, joint ventures and/or farm-out a portion of its exploration properties.

Future liquidity and capital requirements depend on many factors including timing, cost and progress of the Company's exploration efforts.  The Company will consider additional public offerings, private placement, mergers or debt instruments.

Additional financing will be required in the future to complete all necessary steps to apply for a final permit. Although the Company believes it will be able to source additional financing there are no guarantees any needed financing will be available at the time needed or on acceptable terms, if at all.  If the Company is unable to raise additional financing when necessary, it may have to delay exploration efforts or property acquisitions, or be forced to cease operations.  Collaborative arrangements may require the Company to relinquish rights to certain of its mining claims.

RESULTS OF OPERATIONS

	For the years ended April 30,
	2015	2014	$$ Change	% Change
Mineral exploration expense	$364,091	$701,976	$(337,885)	(48.1%)
Legal and professional fees	145,448	150,060	(4,612)	3.1%
Impairment of mineral interests	196,500	-	196,500	N/A
Management and administrative	459,937	683,798	(223,861)	(32.7%)
Depreciation	6,359	5,915	444	7.5%
Directors fees	-	750	(750)	N/A
Other expense (income)	539	(821)	1,360	(165.7%)
NET LOSS	$1,172,874	$1,541,678	$(368,804)	(23.9%)

The Company has earned no operating revenue in 2015 or 2014 and does not anticipate earning any revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

During the year ended April 30, 2015, management performed an analysis of its Jet and Excalibur properties.  Internal cash flow estimates prepared by management of the Company did not prove significant fair value exists in the properties.  Therefore, the Jet and Excalibur properties recognized have had impairment losses recorded.  The Company subsequently provided formal Notice of Cancellation of the Jet and Excalibur Property Option Agreements to the claims holder.  Under the terms of the Property Option Agreements, the Company is obligated to pay claims fees to one year following termination.  The Company expects those claims fees to be less than $10,000 in the upcoming fiscal year ending April 30, 2016.

The Company will continue to focus its capital and resources toward exploration of the Longstreet Property.

Total net loss for 2015 of $1,172,874 decreased by $368,804 from 2014 total net loss of $1,541,678.

Mineral exploration and consultants’ expense

	For the years ended April 30,
	2015	2014	$$ Change	% Change
Drilling and field work	$133,905	$250,214	$(116,309)	(46.5%)
Geochemical analysis and metallurgy	39,392	91,405	(52,013)	(56.9%)
Field consultants and payroll	69,446	139,860	(70,414)	(50.3%)
Technical consultants	91,711	193,382	(101,671)	(52.6%)
Claims	29,637	27,115	2,522	9.3%
Total mineral exploration expense	$364,091	$701,976	$(337,885)	(48.1%)

Exploration and consultants’ expense for the year end April 30, 2015 was $364,091, a decrease of $337,885 from 2014 exploration and consultants expense of $701,976 resulting from drilling programs completed at the Longstreet property.

General and administrative expense

	For the years ended April 30,
	2015	2014	$$ Change	% Change
Auto and travel	$50,549	$31,041	$19,508	62.8%
General administrative and insurance	35,898	31,843	4,055	12.7%
Management fees and payroll	229,379	285,859	(56,480)	(19.8%)
Office and computer expense	6,537	20,059	(13,522)	(67.4%)
Rent and lease expense	30,000	30,000	-	0.0%
Stock option expense	104,294	282,434	(178,140)	(63.1%)
Telephone and utilities	3,280	2,562	718	28.0%
Total general and administrative	$459,937	$683,798	$(223,861)	32.7%

General and administrative expense decreased $223,861 to $459,937 compared to 2014 expense of $683,798.  The difference was primarily attributable to a decrease of non-cash stock option expense of $178,140.

As projected by management, travel expense increased for the fiscal year ending April 30, 2015. Travel is generally related to meetings associated with capital raises and visits to the exploration site by Company management and financiers.

On or about February 1, 2015, the Company and its President entered into a separation agreement terminating all compensation provisions of the agreement.   On or about March 1, 2015 the Company and its Chief Financial Officer also modified their compensation arrangement resulting in a lower ongoing monthly rate. The Company also terminated employment agreements with an administrative staff person.  Consequently, management fees and payroll decreased $56,480 for the year ended April 30, 2015 compared to the same period ended April 30, 2014.  Management expects management fees and payroll to decrease in the forthcoming fiscal year.

On or about June 30, 2015, the Company entered into a Lease Termination Agreement with a related party (Note 10 of the Financial Statements).  Management projects approximately $2,500 in rent and lease expense for the fiscal year ending April 30, 2016.

The Company granted no stock options to employees or directors during the year ended April 30, 2015.  There remains no unrecognized stock option expense as of April 30, 2015.

Legal and professional fees

	For the years ended April 30,
	2015	2014	$$ Change	% Change
Audit and accounting	$26,745	$46,941	$(20,196)	(43.0%)
Legal fees	27,261	24,173	3,088	(12.8%)
Public company expense	58,565	6,951	51,614	742.5%
Investor relations	32,877	71,995	(39,118)	(54.3%)
Total legal and professional fees	$145,448	$150,060	$(4,612)	(3.1%)

Total legal and professional fees decreased $4,612 to $145,448 in 2015 from $150,060 in 2014.  Legal fees increased slightly to $27,261 in 2015 from $24,173 in 2014. The increase was primarily related to private placement documentation and other corporate governance matters.  There are no pending legal issues or contingencies as of April 30, 2015.

Audit and accounting fees decreased $20,196 from $46,941 for the year end April 30, 2014 compared to $26,745 for the year ended April 30, 2015.

Investor relation expense of $32,877 for the year ended April 30, 2015 was a decrease of $39,118 compared to $71,995 for the year ended April 30, 2014.  Management expects investor relation expense to continue to decrease in fiscal year 2015.

Public company expense increased $51,614 for the year ended April 30, 2015 to $58,565 from $6,951.  The increase is virtually entirely related to certain professional fees associated with a contemplated listing of the Company’s common stock on a recognized

Canadian stock exchange.  Due to unfavorable market conditions, the contemplated listing application was withdrawn during the year ended April 30, 2015.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL
	April 30, 2015	April 30, 2014
Current assets	$76,195	$574,306
Current liabilities	(143,326)	(47,130)
Working capital (deficit)	$(67,131)	$527,176

CASH FLOWS
	For the years ended
	April 30, 2015	April 30, 2014
Cash flow used by operating activities	$(910,727)	$(1,181,614)
Cash flow used by investing activities	(65,000)	(44,000)
Cash flow from financing activities	438328	1,414,800
Net increase (decrease) in cash during period	$(537,399)	$189,186

Working capital will be utilized for the Company’s ongoing exploration and environmental studies at its Longstreet project scheduled for the summer of 2015 and general corporate purposes.

The Company utilized $65,000 in cash from Investing Activities to exercise its option on claims agreements and utilized for certain capitalized mineral assets at its Longstreet project.  The Company intends to continue exploration activities at Longstreet upon completion of environmental studies and permitting.

As of April 30, 2015, the Company had cash on hand of $5,358. Since inception, the sole source of financing has been sales of the Company's debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

ITEM 8.  FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of April 30, 2015, including:

1.	Report of Independent Registered Public Accounting Firm;
2.	Balance Sheets as of April 30, 2015 and 2014;
3.	Statements of Operations for the years ended April 30, 2015 and 2014;
4.	Statements of Cash Flows for the years ended April 30, 2015 and 2014;
5.	Statement of Stockholders’ Equity for the years ended April 30, 2015 and 2014;
6.	Notes to Financial Statements.

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria • maichel • teague
7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Star Gold Corp.:

We have audited the accompanying balance sheets of Star Gold Corp. ("the Company") as of April 30, 2015 and 2014, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Gold Corp. as of April 30, 2015 and 2014, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
July 27, 2015

STAR GOLD CORP.

BALANCE SHEETS

	April 30, 2015	April 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,358	$542,757
Prepaid expenses (NOTE 3)	70,837	31,549
TOTAL CURRENT ASSETS	76,195	574,306
EQUIPMENT AND MINING INTERESTS, net (NOTE 4)	297,951	432,811
RESTRICTED CASH	21,600	21,600
TOTAL ASSETS	$395,746	$1,028,717
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,839	$39,734
Other accrued liabilities	16,571	7,396
Short term notes payable, shareholder	101,916	-
TOTAL CURRENT LIABILITIES	143,326	47,130

TOTAL LIABILITIES	143,326	47,130
COMMITMENTS AND CONTINGENCIES (NOTE 4)	-	-
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 36,595,726 and 34,981,326 shares issued and outstanding, respectively	36,596	34,981
Additional paid-in capital	9,112,889	8,670,797
Accumulated deficit	(8,897,065)	(7,724,191)
TOTAL STOCKHOLDERS' EQUITY	252,420	981,587
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$395,746	$1,028,717

STAR GOLD CORP.

STATEMENTS OF OPERATIONS

	For the years ended
	April 30, 2015	April 30, 2014
OPERATING EXPENSE
Mineral exploration expense	$364,091	$701,976
Legal and professional fees	145,448	150,060
Impairment of mining interests	196,500	-
Management and administrative	459,937	683,798
Depreciation	6,359	5,915
Directors fees	-	750
TOTAL OPERATING EXPENSES	1,172,335	1,542,499
LOSS FROM OPERATIONS	(1,172,335)	(1,542,499)

OTHER INCOME (EXPENSE)
Interest expense	(745)	-
Interest income	206	821
TOTAL OTHER INCOME (EXPENSE)	(539)	821

NET LOSS BEFORE INCOME TAXES	(1,172,874)	(1,541,678)

Provision for income tax	-	-
NET LOSS	$(1,172,874)	$(1,541,678)

Basic and diluted loss per share	$(0.03)	$(0.05)

Basic and diluted weighted average number shares outstanding	36,197,655	33,138,045

STAR GOLD CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, April 30, 2013	30,612,501	$30,612	$7,293,682	$(6,182,513)	$1,141,781
Common stock and warrants issued at $0.25 per unit	4,323,200	4,323	1,076,477	-	1,080,800
Stock-based compensation	-	-	282,434	-	282,434
Options issued for mining interests	-	-	5,000	-	5,000
Common stock issued for mining interests	25,000	25	4,975	-	5,000
Common stock issued in consideration of services	20,625	21	8,229		8,250
Net loss	-	-	-	(1,541,678)	(1,541,678)
BALANCE, April 30, 2014	34,981,326	$34,981	$8,670,797	$(7,724,191)	$981,587
Common stock and warrants issued at $0.23 per unit	1,614,400	1,614	334,798	-	336,412
Stock-based compensation	-	-	104,294	-	104,294
Options issued for mining interests	-	-	3,000	-	3,000
Net loss	-	-	-	(1,172,874)	(1,172,874)
BALANCE, April 30, 2015	36,595,726	$36,596	$9,112,889	$(8,897,065)	$252,420

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS

	For the years ended
	April 30, 2015	April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,172,874)	$(1,541,678)
Adjustments to reconcile net loss to cash used by operating activities
Common stock issued in consideration of services	-	8,250
Impairment of mining interests	196,500	-
Stock based compensation	104,294	282,434
Depreciation	6,359	5,915
Changes in operating assets and liabilities:
Prepaid expenses	(39,288)	36,933
Accounts payable	(14,893)	30,836
Other accrued liabilities	9,175	(4,304)
Net cash used by operating activities	(910,727)	(1,181,614)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(65,000)	(44,000)
Net cash used by investing activities	(65,000)	(44,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of receivable from sale of stock		334,000
Proceeds from short-term promissory note, shareholder	101,916	-
Net proceeds from issuance of stock and warrants	336,412	1,080,800
Net cash provided by financing activities	438,328	1,414,800

Net increase (decrease) in cash and cash equivalents	(537,399)	189,186

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	542,757	353,571

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,358	$542,757

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Options issued for mining interests	$3,000	$5,000
Common stock payable/issued for mining interests	-	5,000

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2015

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of April 30, 2015, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of   $8,897,065, and at April 30, 2015 the Company's working capital deficit was $67,131.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern. In the event the Company is unable to fulfill the annual exploration expenditures as provided for in each respective Property Option Agreement (Note 4), the Company will default on the agreement(s) and surrender its right to future claims on the respective property.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2015

Fair Value Measures

ASC Topic 820 "Fair Value Measurements" ("ASC 820") requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2015

Stock-based Compensation

The Company estimates the fair value of options to purchase common stock using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. Options granted have a ten year maximum term and varying vesting periods as determined by the Board of Directors.  The value of shares of common stock awards is determined based on the closing price of the Company’s stock on the date of the award.

Loss Per Share

Basic Earnings Per Share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities for years ended April 30, 2015 and 2014, would be as follows:

	April 30, 2015	April 30, 2014
Stock options	3,058,667	3,572,000
Warrants	1,614,400	3,889,548
TOTAL POSSIBLE DILUTION	4,673,067	7,461,548

At April 30, 2015 and 2014, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

New Accounting Pronouncement

In June 2014 the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-10 (“the ASU”). This update changes the requirements for disclosures as it relates to exploration stage entities.  The ASU specifies that the ‘inception–to-date’ information is no longer required to be presented in the financial statements of an exploration stage entity.  The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early application permitted for any financial statements that have not yet been issued.  The Company has elected to apply the amendments as of July 31, 2014.

In August 2014, the FASB issued ASU No. 2014-15—Presentation of Financial Statements—Going Concern. The guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). If conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern, the guidance requires disclosure in the financial statements. The guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating the new standard and its impact on the Company’s consolidated financial statements.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2015

Reclassifications

Certain reclassifications have been made to the prior period financial statements in order to conform to the 2015 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit.

NOTE 3 – PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at April 30, 2015 and April 30, 2014:

	April 30, 2015	April 30, 2014
Exploration expense	$62,274	$-
Directors and officers liability insurance	8,563	31,549
TOTAL PREPAID EXPENSES	$70,837	$31,549

NOTE 4 – EQUIPMENT AND MINING INTERESTS

The following is a summary of the Company's equipment and mining interests at April 30, 2015 and April 30, 2014, respectively:

	April 30, 2015	April 30, 2014
Equipment	$28,992	$28,992
Less accumulated depreciation	(19,540)	(13,181)
Equipment, net of accumulated depreciation	9,452	15,811

Mining interests	484,999	417,000
Less impairment of mining interests	(196,500)	-
Mining interests, net of impairment	288,499	417,000
TOTAL EQUIPMENT AND MINING INTERESTS	$297,951	$432,811

The following is a summary of capitalized mineral interests as of April 30, 2015 and April 30, 2014, respectively:

	April 30, 2015	April 30, 2014
Longstreet property	$288,499	$220,500
Excalibur property	-	176,500
Jet property	-	20,000
TOTAL MINING INTERESTS	$288,499	$417,000

The Longstreet Property

On December 10, 2014, the Longstreet Property Option Agreement was amended revising the required expenditures and annual stock option obligation.

Through January 15, 2015 (the “Measurement Date), the Company incurred eligible exploration expenditures per the terms of the agreement of $1,936,216 compared to a cumulative required exploration expenditure through the same date of $1,800,000, creating a surplus of $136,216 as of the Measurement Date.

Under terms of the agreement, for the year ended April 30, 2015, the Company paid $56,000 and issued options to purchase 25,000 shares of common stock with fair value of $3,000 (Note 8).  The Company also purchased $9,000 of additional mining interests related to the Clifford claims on the Longstreet property during the year ended April 30, 2015.  The Company is obligated to pay $12,000 annually on owners advance royalty payments related to the Clifford clams

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2015

For the year ended April 30, 2014, the Company paid $39,000, issued 25,000 shares of common stock with fair value of $5,000 based on the price of common stock on the date of issuance, and issued options to purchase 25,000 shares of common stock with fair value of $5,000 (Note 8).

The schedule of remaining annual payments, minimum expenditures and number of stock options to be issued pursuant to the amended Longstreet Property Option Agreement is as follows:

	Required Expenditure	Payment to optioner(1)	Annual stock option obligation
January 15, 2016	$100,000	$56,000	25,000
January 15, 2017	150,000	56,000	25,000
January 15, 2018	300,000	40,000	40,000
January 15, 2019	500,000	45,000	45,000
January 15, 2020	700,000	50,000	50,000
	$1,750,000	$247,000	185,000

(1)

Does not include $12,000 annual payment related to Clifford claims.

Excalibur and Jet Properties

As described in Note 9, The Company elected to discontinue exploration activities at both the Excalibur and Jet properties during the year ended April 30, 2015.  Management determined it was not economically feasible to develop the properties in the current market.  The Company wrote off $196,500 of capitalized mining interests which was charged to operations as “Impairment of mining interests”.

NOTE 5 - INCOME TAXES

There was no income tax expense for the years ended April 30, 2015 and 2014 due to the Company’s net losses.

The components of the Company's net deferred tax asset is as follows:

	April 30, 2015	April 30, 2014
Deferred tax asset
Exploration costs	$630,477	$585,964
Mineral properties and equipment	(30,730)	40,127
Stock-based compensation	106,709	155,798
Other	3,754	3,693
Federal and state operating net losses	1,347,889	856,402
Total deferred tax assets	2,058,099	1,641,984
Deferred tax liability	-	-

Net deferred tax asset	2,058,099	1,641,984
Valuation allowance	(2,058,099)	(1,641,984)
DEFERRED TAX ASSET	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at April 30, 2015 and 2014.  The effective tax rate was 0% for the years ended April 30, 2015 and 2014.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2015

A reconciliation between the statutory federal income tax rate and the Company's tax provision is as follows:

	April 30,
	2015			2014
Expected income tax benefit based on statutory rate	$(410,505)		(35%)	$(539,588)	(35%)
Permanent differences
Stock based compensation	5,404		1%	75,662	5%
Charitable contributions	28		-%	-	-%
Meals and entertainment	2,265		-%	1,427	-%
Effect of state taxes	(13,309)		(1%)	(15,374)	(1%)
Non-recognition due to increase in valuation account	416,117		35%	477,873	31%
Total income tax benefit	$-	$	-%	$-	-%

At April 30, 2015 and 2014, respectively, the Company had federal and state net operating loss carry forwards of approximately $3,518,924 and $2,378,894 which will expire in fiscal years ending April 30, 2029 through April 30, 2035.

The Company has concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on its results of operations or financial position as of April 30, 2015 or 2014. Therefore, the Company does not have an accrual for uncertain tax positions as April 30, 2015 or 2014.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, the Company would charge interest to interest expense, and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. Fiscal years starting April 30, 2012 through April 30, 2015 are open to examination by federal and state taxing agencies.

NOTE 6– RELATED PARTY TRANSACTIONS

On September 1, 2011, the Company moved its offices to Coeur d’Alene, Idaho and leased office space for $2,500 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s then President and current Chairman of the Board. For the years ended April 30, 2015 and 2014, $34,293 and $34,566, respectively, was paid to this related entity inclusive of the Company’s pro-rata share of common expenses.  As described in Note 10, the lease agreement with Marlin was terminated effective June 1, 2015.

On March 16, April 10 and April 14, 2015, the Company entered into short term promissory notes with the Company’s Chairman of the Board of Directors in the aggregate amount of $101,916.  The notes mature on December 31, 2015 and bear interest at 8% per annum with bi-monthly payments of $450 commencing on August 1, 2015. For the year ended April 30, 2015, interest expense on the short term promissory note was $583 which is also included in “other accrued liabilities” at April 30, 2015.

NOTE 7 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2013	1,727,948	$0.67
Issued – October 4, 2013	2,161,600	0.50
Balance outstanding at April 30, 2014	3,889,548	0.62
Expired – June 18, 2014	(833,334)	(0.75)
Issued – July 29, 2014	1,614,400	0.23
Expired – October 4, 2014	(2,161,600)	(0.50)
Expired January 18, 2015	(894,614)	(0.80)
Balance outstanding at April 30, 2015	1,614,400	$0.23

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2015

The composition of the Company’s warrants outstanding at April 30, 2015, is as follows:

Issue Date	Warrants	Exercise Price	Expiration Date
July 29, 2014	1,614,400	$0.23	July 29, 2019
	1,614,400	$0.23

NOTE 8 - STOCK OPTIONS

Options issued for mining interests

In consideration for mining interests (see Note 4), the Company is obligated to issue stock options based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.

The Company has estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

	For the year ended
	April 30, 2015	April 30, 2014
Options issued	25,000	25,000
Exercise price	$0.12	$0.20
Volatility	312.3%	356.1%
Expected term (years)	10	10
Risk free rate	1.77%	2.67%

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties for the years ended April 30, 2015 and April 30, 2014, respectively:

	For the year ended April 30, 2015		For the year ended April 30, 2014
	Options	Price (a)	Options	Price (a)
Beginning balance	325,000	$0.36	300,000	$0.37
Issued	25,000	0.12	25,000	0.20
Exercised	-		-	-
Expired	-		-	-
Ending balance	350,000	$0.34	325,000	$0.36

(a) Weighted average exercise price.

The intrinsic value of the option grants for mining interests at April 30, 2015, was $1,250 based on the Company's closing price of $0.13 per common share at April 30, 2015.

Fair value of the option grants for mining interests for the years ended April 30, 2015 and 2014, was $3,000 and $5,000, respectively.  These costs are classified under Mining Interests (Note 4).

Options issued for consulting services

As per an agreement fully executed on October 3, 2012, in consideration for consulting and advisory services rendered, the Company is obligated to issue a total of 1,000 stock options based on 5 day variable weighted-average price (VWAP) at the end of each month of the associated consulting contract.  The stock options have a term of 1 year.   The consultant options vest on the first day of the following month of service and are exercisable for a period of six months following the termination of the agreement.  The Company has estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2015

	For the years ended
	April 30, 2015	April 30, 2014
Options issued	12,000	12,000
Weighted average exercise price	$0.19	$0.38
Weighted average volatility	223.1% to 279.4%	279.9% to 366.6%
Expected term (years)	1	1
Risk free rate	0.10% to 0.27%	0.10% to 0.15%

The following is a summary of the Company’s options issued and outstanding associated with certain consulting agreements:

	For the year ended April 30, 2015		For the year ended April 30, 2014
	Options	Price (a)	Options	Price (a)
Beginning balance	12,000	$0.34	8,000	$0.46
Issued	12,000	0.19	12,000	0.38
Exercised	-		-	-
Expired	(12,000)	(0.34)	(8,000)	(0.46)
Ending balance	12,000	$0.19	12,000	$0.34

(a) Weighted average exercise price.

The intrinsic value of the option grants for consulting services at April 30, 2015, was $70 based on the Company's closing price of $0.13 per common share at April 30, 2015.

Total charged against operations under the option grants for consulting services was $1,803 and $3,508, for the years ended April 30, 2015 and 2014, respectively.  These costs are classified as management and administrative expense.

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

APRIL 30, 2015

On February 13, 2014, the Board of Directors authorized the grant of 350,000 options to purchase shares of common stock of the Company to a director.  These options have an exercise price of $0.28 based on the closing price of the Company’s common stock on the date of grant and vest over one year.

The fair value of each option award was estimated on the date of the grant using the information and assumptions noted in the following table:

For the year ended April 30, 2014
Options issued	1,025,000
Weighted average exercise price	$0.29
Weighted average volatility	305.03% to 325.1%
Expected term (years)	3.07
Risk free rate	0.31%

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	For the year ended April 30, 2015		For the year ended April 30, 2014
	Options	Price (a)	Options	Price (a)
Beginning balance	3,235,000	$0.38	2,215,000	$0.43
Issued	-	-	1,025,000	0.29
Exercised	-	-	-	-
Forfeited	(538,333)	(0.46)	(5,000)	(0.78)
Ending balance	2,696,667	$0.37	3,235,000	$0.38

(a) Weighted average exercise price.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of April 30, 2015:

	Options outstanding			Options exercisable
Date of Grant	Number	Price (a)	Life	Number	Price (a)

May 27, 2011	200,000	$ 0.90	6.08	200,000	$ 0.90
May 22, 2012	146,667	0.78	6.90	146,667	0.78
June 18, 2012	1,350,000	0.30	7.14	1,350,000	0.30
May 22, 2013	650,000	0.29	8.07	650,000	0.29
February 13, 2014	350,000	0.28	8.80	350,000	0.28
Total options	2,696,667	$ 0.37	7.47	2,696,667	$ 0.37

(a) Weighted average exercise price per shares

The intrinsic value of the Plan option awards at April 30, 2015, was $Nil based on the Company's closing price of $0.13 per common share at April 30, 2015.

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of April 30, 2015, there was no unrecognized compensation cost related to stock-based options and awards.

The average remaining contractual term of the options both outstanding and exercisable at April 30, 2015 was 7.47 years.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2015

Total compensation charged against operations under the plan for employees and advisors was $102,490 and $278,927 for the years ended April 30, 2015 and 2014, respectively.  These costs are classified under management and administrative expense.

The following is a summary of the Company’s stock options outstanding and vested:

	Options	Weighted average exercise price	Expiration date

Options issued for mining interests	350,000	$0.34	April 11, 2019 through January 15, 2023
Options issued for consulting services	12,000	0.19	May 1, 2014 through April 1, 2015
Options issued under the 2011 Stock Option/Restricted Plan	2,696,667	0.37	May 30, 2021 through February 13, 2024
Total vested stock options	3,058,667	$0.36

The aggregate intrinsic value of all options vested and exercisable at April 30, 2015, was $1,320 based on the Company's closing price of $0.13 per common share at April 30, 2015.  The Company's current policy is to issue new shares to satisfy option exercises.

NOTE 9 – STOCKHOLDERS’ EQUITY

On October 4, 2013, the Company completed a private placement of its securities wherein it raised a total of $1,080,800 (the “Offering”).  The Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.25.  Pursuant to the Offering, the Company issued 4,323,200 shares of its common stock and warrants to purchase an additional 2,161,600 shares of its common stock.  Warrants issued pursuant to the Offering entitle the holders thereof to purchase shares of common stock for the price of $0.50 per share.  The term of each warrant is for one year commencing with its issuance date.

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

On July 29, 2014, the Company issued 1,614,400 shares of its common stock and warrants to purchase an additional 1,614,400 shares of its common stock to nine investors pursuant to a private placement of its securities (the “2014 Offering”).  The 2014 Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.23.   Warrants issued pursuant to the 2014 Offering entitle the holders thereof to purchase shares of common stock for the price of $0.23 per share.  The term of each warrant is for five years commencing with its issuance date.  The Company closed the 2014 Offering and raised a total of $336,412, net of offering costs.

NOTE 10 – SUBSEQUENT EVENTS

On or about June 30, 2015, the Company elected to terminate the Property Option Agreements on the Excalibur and Jet properties.  The Company impaired the Excalibur and Jet properties at April 30, 2015 and subsequently gave notice of cancellation on the properties.   The Company expects to focus capital resources on advancing the Longstreet property and therefore decided to return the Jet and Excalibur properties to the underlying owner before any further exploration expenditures were due.  Under the terms of the original agreements, the Company is responsible for claims payments on the Excalibur and Jet properties one year in advance of which the Company estimates to be less than $10,000 to be paid in the fiscal year ended April 30, 2016.

On or about June 30, 2015, the Company entered into a Lease Termination Agreement with Marlin Properties Management, LLC and entity owned by the spouse of the Company’s Chairman of the Board of Directors (Note 6).  The Termination Agreement was effective as of June 1, 2015 and relieves the Company of all obligations under the terms of the lease after that date.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2015

The Company is engaged in a private placement offering that has raised a total of $268,000 as of July 27, 2015.  The private placement consists of the sale of Units (each a “Unit” and together, the “Units”) at $0.10 per Unit. Each Unit will consist of one common share of the Company (each a “Common Share” and together, the “Common Shares”) and one common share purchase warrant (each a “Warrant” and together, the “Warrants”). Each Warrant will be exercisable no later than sixty months from the date of issuance thereof to purchase one Common Share of the Company’s stock at an exercise price of $0.20. Once the Company has obtained a Record of Decision from the federal Bureau of Land Management approving an Environmental Impact Statement for the Longstreet Project, the Company, at its sole discretion may call the Warrants issued hereunder as due and exercisable by providing holders of Warrants with 45 day written notice of same.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the years ended April 30, 2015 and 2014 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the years ended April 30, 2015 and 2014, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.*  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”

Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.   Management is currently evaluating avenues for mitigating the Company's internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and  future existence  of the organization, Since the Company has not generated any significant revenues,  the Company is limited in its options for  remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of April 30, 2015.

Changes in internal controls over financial reporting

None

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company's executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	53	Chairman of the Board
David Segelov	48	President and Director
Kelly Stopher	52	Chief Financial Officer and Corporate Secretary/Treasurer
Judy Baker	49	Director
Paul Coombs	44	Director
Thomas Power	51	Director
Ronald D. Nilson	62	Director

Set forth below is a brief description of the background and business experience of the Company's officers and directors:

Lindsay E. Gorrill - Chairman

Mr. Lindsay Gorrill is a Chartered Accountant and has university degrees in Finance and Marketing. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Mr. Gorrill has served as a member of the Company's Board of Directors since July 2007.  Mr. Gorrill currently serves as the Company’s Chairman of the Board and has in the past served as the Company’s President and Treasurer.      Mr. Gorrill currently also serves on the Board of Directors of JayHawk Energy, Inc. which is quoted via the OTC Markets.  Mr. Gorrill has also, in the past served as JayHawk Energy, Inc.’s Chairman, President, Chief Executive Officer and Chief Financial Officer.  Mr. Gorrill has also previously served as a member of the board of directors of Yaterra Ventures Corp, a company quoted via the OTC Markets.  He has served in the past, as President, Chief Operating Officer and as a member of the board of directors of Berkley Resources Inc., a company listed on the TSX Venture Exchange.  Additionally, since April 2009, Mr. Gorrill has served as President and Chief Executive Officer Canada Fluorspar Inc., a company formerly listed on the TSX Venture Exchange. Mr. Gorrill also previously served as Chief Financial Officer of Canada Fluorpsar, Inc.  He has also been, since September 2009, a member of the board of directors of Deer Horn Metals, Inc., a TSX Venture Exchange listed company.

David Segelov – President and Director

Mr David Segelov is a Chartered Financial Analyst (CFA) and has an Masters of Business Administration from Columbia University in New York and also holds a law degree from Sydney University. He is the sole partner of Reverse Swing Capital (“Reverse Swing”) which is a financial consulting firm.  Reverse Swing provides financial analysis of investments and ideas for hedge funds in New York with a primary focus on resource companies (with an expertise in gold investments) in the USA, Australia and Canada. Prior to Reverse Swing Capital, he was analyst at various hedge funds including Para Partners in New York for five years. He holds no executive or management positions with any other public company.

Kelly J. Stopher – Chief Financial Officer and Corporate Secretary/Treasurer

Mr. Kelly Stopher was appointed Chief Financial Officer of the Company on October 20, 2010.  Mr. Stopher has developed strategies to implement financial management systems, internal control policies and procedures, and financial reporting and modeling for small-cap companies.  From March, 20010 through September, 2010, Mr. Stopher worked for Allied Security. Mr. Stopher worked as a Business Relationship Manager for Wells Fargo Bank, Spokane, WA, from April 2006 through August 2009.  From September 2004 through January 2006, he acted as the CFO of Weldon Barber, Spokane, WA.  From October 2003 through September 2004, he was a sales associate for Kiemle & Hagood Company, in Spokane, WA.  And from January 2001 through March 2003 he worked as an account executive for Aston Business solutions in Boise, ID.  Prior that Mr. Stopher worked as CFO for Lee Read Jewelers in Boise, ID and spent 5 years in public accounting with Langlow Tolles & Company in Tacoma, WA.  Mr. Stopher also serves as Chief Financial Officer and  interim President/ Chief Executive Officer for JayHawk Energy, Inc., a company quoted via the OTC Markets.  Mr. Stopher holds a bachelors degree from Washington State University in Business Administration - Accounting.

Judy Baker - Director

Judy Baker was the CEO, a director and the founder of Superior Copper Corporation from June 2011 through January 2014. From September 2007 to June 2009, Ms. Baker was the President, CEO, and a director and the founder of Canada Lithium Corp., formerly Black Pearl Minerals Consolidated. She currently sits on the Boards of two Canadian companies, Nemaska Lithium and Arbitrage Exploration.

Ms. Baker has twenty years of experience in the mining and mineral exploration sector including equity analysis, fund management, and exploration and mining company activity. Ms. Baker holds an Honors B.Sc. Geological Engineering in Mineral Resources Exploration from Queen’s University in Kingston, Ontario (1990) and an M.B.A. from the University of Western Ontario Business School (1995).

Paul Coombs - Director

Mr. Coombs has over fifteen years of experience in the exploration and development of gold mining properties in North America, Europe and Africa. Mr. Coombs structured and supervised the financial operations for Falconbridge Ltd, Noranda Inc. and Xstrata PLC’s North American gold production. At the height of his responsibility, Mr. Coombs managed responsibilities of hedging, selling and refining of more than 1 million ounces of gold annually. More recently, he was CFO of the Canadian company Canada Fluorspar Inc., which was previously listed on the TSX Venture Exchange.

Additionally, Mr. Coombs has worked extensively in West Africa developing producing gold mines for Endeavour Mining in Burkina Faso and exploration projects in Mali, Ghana and Cote d’Ivoire. Mr. Coombs completed his undergraduate work at Memorial University in St. John’s, Newfoundland, Canada earning a Bachelor of Commerce, followed by both C.M.A. and C.G.A designations. After working for Falconbridge for several years Mr. Coombs completed his MBA at Laurentian University in Sudbury, Ontario, Canada.

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

Thomas Power - Director

Mr. Power is President and CEO of Sunshine Minting, Inc. He also is Chairman of the Board of Sunshine Minting International (Shanghai) Co. Ltd which is a joint venture between Sunshine Minting, Inc. and Shanghai JinYuan Culture Development Co. Ltd., for the production of precious metal blanks and products in Shanghai, China.

Mr. Power has over 26 years of experience in the precious metals and minting fields. He began his career in this field with Johnson Matthey Ltd., the Canadian division of Johnson Matthey PLC based in the United Kingdom. During his tenure with Johnson Matthey, Mr. Power held several key management positions in both Operations and Sales.

TERM OF OFFICE

The Company's directors are appointed for a one-year term to hold office until the next annual general meeting of its stockholders or until a replacement is duly elected or until removed from office in accordance with the Company's Bylaws. The Company's officers are appointed by the board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

The Company has no employees.

AUDIT COMMITTEE

Star Gold Corp. is not a listed issuer and as such the Company's Board of Directors is not required to maintain a separately-designated standing audit committee. However, the Company has voluntarily chosen to establish an audit-committee that consists of directors Lindsay E. Gorrill and Paul Coombs.  Although neither member of the audit committee is independent both have the requisite educational and professional background to be considered as financial experts.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company's equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the

SEC. Reporting Persons are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based on the Company's review it believes that not all required reports of Reporting Persons were filed for the year ended April 30, 2015.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company's named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2015:

Salary ($)	Bonus (a) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Lindsay Gorrill, Chairman								
2015	$ -	$ -	$ -	$ 10,375	$ -	$ -	$ -	$ 10,375
2014	-	-	-	107,757	-	-	-	107,757
2013	-	25,019	-	265,912	-	-	-	290,931
2012	20,000	-	40,000	69,484	-	-	-	129,484
2011	30,000	-	-	-	-	-	-	30,000
2010	12,500	-	-	-	-	-	-	12,500
David Segelov, President and Director								
2015	101,250	-	-	-	-	-	-	101,250
2014	100,800	54,181	-	87,000	-	-	-	241,981
2013	-	20,015	-	148,837	-	-	-	168,852
2012	-	-	32,000	-	-	-	-	32,000
Kelly Stopher Chief Financial Officer								
2015	55,000	-	-	5,188	-	-	-	60,188
2014	60,000	-	-	24,879	-	-	-	84,879
2013	35,000	12,510	-	106,909	-	-	-	154,419
2012	6,000	-	20,000	34,742	-	-	-	60,742
2011	24,818	-	-	-	-	-	-	24,818
Ronald Nilson, Director								
2015	-	-	-	73,094	-	-	-	73,094
2014	-	-	-	24,365	-	-	-	24,365

(a)

Fiscal year ended April 30, 2013 - certain officers received a one-time cash bonus to compensate for the income tax effects of stock awards granted.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2015, the Company did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The Company has adopted its 2011 Stock Option/Restricted Stock Plan.  See Note/(s) for a discussion on the 2011 Plan and issuances of options pursuant to the 2011 Plan.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Lindsay Gorrill, 611 E. Sherman Avenue, Coeur d'Alene, ID	10,563,476(1)	28.9%
Common stock	David Segelov, 611 E. Sherman Avenue, Coeur d' Alene, ID	203,648	0.6%
Common stock	Kelly Stopher, 611 E. Sherman Avenue, Coeur d' Alene, ID	428,810	1.2%
Common stock	Ronald D. Nilson, Post Falls, ID	600,000	1.7%
Common stock	Paul Coombs, St. John’s, Newfoundland, Canada	501,216	1.4%
Common stock	Judy Baker, Toronto, Ontario, Canada	-	-
Common stock	Thomas Power, Post Falls, ID	925,000	2.5%
Common stock	All Directors and Officers as a Group	12,868,246	36.8%

5% STOCKHOLDERS
Common stock	Lindsay Gorrill	10,563,476(1)	28.9%

(1) Includes 7,141,697 shares held directly in shareholders name, and 3,421,779 shares held in name of shareholders spouse.

Notes:
(1)

Based on 36,595,726 shares of the Company's common stock issued and outstanding as of July 31, 2015, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2015.

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

ITEM 14.  PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2015 and 2014, for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of the financial statements included the Company's Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the years ended April 30,
	2015	2014
Audit fees	$25,486	$39,153
Tax fees	1,875	7,788
All other fees	2,023	-
Total audit fees	$29,383	$46,941

PART IV

ITEM 15.  EXHIBITS.

Exhibit
Number	Description of Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR GOLD CORP.

Date:	August 10, 2015		/s/ David Segelov

		By:	David Segelov
President and Director
(Principal Executive Officer)

Date:	August 10, 2015		/s/ Kelly J. Stopher

		By:	Kelly J. Stopher
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 10, 2015	By:	/s/David Segelov

President and Director
(Principal Executive Officer )

Date:	August 10, 2015		/s/ Kelly J. Stopher

		By:	Kelly J. Stopher
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)