Form 10-Q
period 2015-07-31
Star Gold Corp.
filed 2015-09-14
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2015

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

As of September 11, 2015 there were 36,595,726 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT JULY 31, 2015 AND APRIL 30, 2015

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2014

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2014

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

BALANCE SHEETS

	July 31, 2015	April 30, 2015
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$118,036	$5,358
Prepaid expenses (NOTE 3)	24,760	70,837
TOTAL CURRENT ASSETS	142,796	76,195
EQUIPMENT AND MINING INTERESTS, net (NOTE 4)	308,601	297,951
RESTRICTED CASH	21,600	21,600
TOTAL ASSETS	$472,997	$395,746

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,008	$24,839
Other accrued liabilities	6,634	16,571
Short term notes payable, related party	27,663	101,916
TOTAL CURRENT LIABILITIES	117,305	143,326
LONG-TERM LIABILITIES:
Deposits on stock subscription (NOTE 8)	268,000	-
TOTAL LIABILITIES	385,305	143,326
COMMITMENTS AND CONTINGENCIES (NOTE 4 AND 6)	-	-
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized,	-	-
none issued and outstanding
Common Stock, $.001 par value; 300,000,000 shares authorized;
36,595,726 shares issued and outstanding, respectively	36,596	36,596
Additional paid-in capital	9,113,180	9,112,889
Accumulated deficit	(9,062,084)	(8,897,065)
TOTAL STOCKHOLDERS' EQUITY	87,692	252,420
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$472,997	$395,746

STAR GOLD CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For three months ended
	July 31, 2015		July 31, 2014
OPERATING EXPENSE
Mineral exploration expense		$113,455	$89,093
Legal and professional fees		21,734	24,597
Management and administrative		26,159	156,409
Depreciation		1,350	1,480
TOTAL OPERATING EXPENSES		(162,698)	271,579
LOSS FROM OPERATIONS		(162,698)	(271,579)

OTHER INCOME (EXPENSE)
Interest expense		(2,321)	(7)
TOTAL OTHER INCOME (EXPENSE)		(2,321)	(7)

NET LOSS BEFORE INCOME TAXES		(165,019)	(271,586)

Provision for income tax		-	-
NET LOSS		$(165,019)	$(271,586)

Basic and diluted loss per share	$	Nil	$(0.01)

Basic and diluted weighted average number shares outstanding		36,595,726	35,016,422

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	July 31, 2015	July 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(165,019)	$(271,586)
Adjustments to reconcile net loss to cash used by operating activities
Stock based compensation	291	25,017
Depreciation	1,350	1,480
Changes in operating assets and liabilities:
Prepaid expenses	33,740	(40,980)
Accounts payable	58,169	33,026
Other accrued liabilities	(9,937)	(767)
Net cash used by operating activities	(81,406)	(253,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(9,000)
Net cash used by investing activities	(12,000)	(9,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term promissory note, related party	40,000	-
Repayment of short-term promissory note, related party	(101,916)	-
Proceeds from stock subscriptions	268,000	-
Net proceeds from issuance of stock and warrants	-	336,412
Net cash provided by financing activities	206,084	336,412

Net increase in cash and cash equivalents	112,678	73,602
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,358	542,757
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118,036	$616,359

NON-CASH FINANCING ACTIVITIES:
Reduction of short-term promissory note, related party by vendor refund	$(12,337)	$-

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2015

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended July 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2016.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of July 31, 2015, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of   $9,062,084 and as of that date the Company's working capital was $25,491.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern. In the event the Company is unable to fulfill the annual exploration expenditures as provided for in each respective Property Option Agreement (Note 4), the Company will default on the agreement(s) and surrender its right to future claims on the respective property.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2015

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

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2015

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

The dilutive effect of convertible and outstanding securities as of July 31, 2015 and 2014, would be as follows:

	July 31, 2015	July 31, 2014
Stock options	3,058,667	3,572,000
Warrants	1,614,400	4,670,214
TOTAL POSSIBLE DILUTION	4,673,067	8,242,214

At July 31, 2015 and July 31, 2014, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

NOTE 3– PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at July 31, 2015 and April 30, 2015:

	July 31, 2015	April 30, 2015
Exploration expense	$16,308	$62,274
Directors and officers liability insurance	8,452	8,563
TOTAL PREPAID EXPENSES	$24,760	$70,837

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2015

NOTE 4 – EQUIPMENT AND MINING INTEREST

The following is a summary of the Company's equipment and mining interests at July 31, 2015 and April 30, 2015, respectively:

	July 31, 2015	April 30, 2015
Equipment	$27,007	$28,992
Less accumulated depreciation	(18,905)	(19,540)
Equipment, net of accumulated depreciation	8,102	9,452

Mining interest – Longstreet property	300,499	288,499
TOTAL EQUIPMENT AND MINING INTEREST	$308,601	$297,951

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

Under terms of the agreement, for the year ended April 30, 2015, the Company paid $56,000 and issued options to purchase 25,000 shares of common stock with fair value of $3,000 (Note 6).  The Company also purchased $9,000 of additional mining interests related to the Clifford claims on the Longstreet property during the year ended April 30, 2015.  The Company is obligated to pay $12,000 annually on owners advance royalty payments related to the Clifford claims.

For the three months ended July 31, 2015, the Company purchased $12,000 of additional mining interests on the Longstreet property related to the Clifford claims.

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

Excalibur and Jet Properties

On or about June 30, 2015, the Company elected to terminate the Property Option Agreements on the Excalibur and Jet properties.  The Company impaired the Excalibur and Jet properties at April 30, 2015 and subsequently gave notice of cancellation on the properties.   The Company expects to focus capital resources on advancing the Longstreet property and therefore decided to return the Jet and Excalibur properties to the underlying owner before any further exploration expenditures were due.  Under the terms of the original agreements, the Company is responsible for claims payments on the Excalibur and Jet properties one year in advance of which the Company has charged operations $8,945 for the three months ended July 31, 2015.  There are no liabilities or future obligations to the Company on either the Jet or Excalibur properties.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2015

NOTE 5 - RELATED PARTY TRANSACTIONS

On or about June 30, 2015, the Company entered into a Lease Termination Agreement with Marlin Properties Management, LLC an entity owned by the spouse of the Company’s Chairman of the Board of Directors.  The Termination Agreement was effective as of June 1, 2015 and relieves the Company of all obligations under the terms of the lease after that date.  For the three months ended July 31, 2015 and 2014, $8,617 and $8,584, respectively, was paid to the related entity inclusive of the Company’s pro-rata share of common area expenses.

During the year ended April 30, 2015 and the three months ended July 31, 2015, the Company entered into short term promissory notes with the Company’s Chairman of the Board of Directors in the amounts of $101,916 and $40,000, respectively.  The notes mature on December 31, 2015 and bear interest at 8% per annum with bi-monthly payments of $150 commencing on August 1, 2015.  The Company satisfied principal payments on the promissory notes totaling $114,253 during the three months ended July 31, 2015.  The balance of the notes at July 31, 2015 of $27,663 plus accrued interest of $2,903 was subsequently paid on or about August 31, 2015.

Interest expense recognized on the notes was $2,113 and $0 for the three months ended July 31, 2015 and 2014.     Included in other accrued liabilities at July 31, 2015 and April 30, 2015, is accrued interest due on the notes of $2,696 and $583, respectively.

NOTE 6- OPTIONS TO PURCHASE COMMON STOCK

Options issued for mining interests

In consideration for mining interests (see Note 4), the Company is obligated to issue stock options based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties for the years ended July 31, 2015 and July 31, 2014, respectively:

	For the three months ended July 31, 2015		For the three months ended July 31, 2014
	Options	Price (a)	Options	Price (a)
Beginning balance	350,000	$0.34	325,000	$0.36
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Ending balance	350,000	$0.34	325,000	$0.36

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2015

	For the three months ended
	July 31, 2015	July 31, 2014
Options issued	3,000	3,000
Weighted average exercise price	$0.10	$0.24
Weighted average volatility	244.4% to 307.6%	261.2% to 279.4%
Weighted average life remaining	0.46	0.46
Risk free rate	0.25% to 0.28%.	0.10% to 0.11%

The following is a summary of the Company’s options issued and outstanding associated with certain consulting agreements:

	For the three months ended July 31, 2015		For the three months ended July 31, 2015
	Options	Price (a)	Options	Price (a)
Beginning balance	12,000	$0.34	12,000	$0.34
Issued	3,000	0.10	3,000	0.24
Exercised	-		-	-
Expired	(3,000)	(0.24)	(3,000)	(0.45)
Ending balance	12,000	$0.16	12,000	$0.29

(a) Weighted average exercise price.

Total charged against operations under the option grants for consulting services was $291 and $652, for the three months ended July 31, 2015 and 2014, respectively.  These costs are classified as management and administrative expense.

Options issued under the 2011 Stock Option/Restricted Plan

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	For the three months ended July 31, 2015		For the three months ended July 31, 2014
	Options	Price (a)	Options	Price (a)
Beginning balance	2,696,667	$0.37	3,235,000	$0.38
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Ending balance	2,696,667	$0.37	3,235,000	$0.38

(a) Weighted average exercise price.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of July 31, 2015:

	Options outstanding			Options exercisable
Date of Grant	Number	Price (a)	Life	Number	Price (a)

May 27, 2011	200,000	$ 0.90	5.83	200,000	$ 0.90
May 22, 2012	146,667	0.78	6.65	146,667	0.78
June 18, 2012	1,350,000	0.30	6.89	1,350,000	0.30
May 22, 2013	650,000	0.29	7.82	650,000	0.29
February 13, 2014	350,000	0.28	8.55	350,000	0.28
Total options	2,696,667	$ 0.37	7.23	2,696,667	$ 0.37

(a) Weighted average exercise price per shares

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2015

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of July 31, 2015, there was no unrecognized compensation cost related to stock-based options and awards.

Total compensation charged against operations under the plan for employees and advisors was $Nil and $24,365 for the three months ended July 31, 2015 and 2014, respectively.  These costs are classified under management and administrative expense.

The following is a summary of the Company’s stock options outstanding and vested:

	Options	Weighted average exercise price	Expiration date

Options issued for mining interests	350,000	$0.34	April 11, 2019 through January 15, 2023
Options issued for consulting services	12,000	0.16	August 1, 20015 through July 1, 2015
Options issued under the 2011 Stock Option/Restricted Plan	2,696,667	0.37	May 27, 2021 through February 13, 2024
Total vested stock options	3,058,667	$0.36

The aggregate intrinsic value of all options vested and exercisable at July 31, 2015, was $250 based on the Company's closing price of $0.10 per common share at July 31, 2015.  The Company's current policy is to issue new shares to satisfy option exercises.

NOTE 7 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2013	1,727,948	$0.67
Issued – October 4, 2013	2,161,600	0.50
Balance outstanding at April 30, 2014	3,889,548	0.62
Expired – June 18, 2014	(833,334)	(0.75)
Issued – July 29, 2014	1,614,400	0.23
Expired – October 4, 2014	(2,161,600)	(0.50)
Expired January 18, 2015	(894,614)	(0.80)
Balance outstanding at April 30, 2015 and July 31, 2015	1,614,400	$0.23

The composition of the Company’s warrants outstanding at April 30, 2015, is as follows:

Issue Date	Warrants	Exercise Price	Expiration Date
July 29, 2014	1,614,400	$0.23	July 29, 2019
	1,614,400	$0.23

NOTE 8 – DEPOSITS ON STOCK SUBSCRIPTIONS

The Company is engaged in a private placement offering.  The private placement consists of the sale of Units (each a “Unit” and together, the “Units”) at $0.10 per Unit. Each Unit will consist of one common share of the Company (each a “Common Share” and together, the “Common Shares”) and one common share purchase warrant (each a “Warrant” and together, the “Warrants”). Each Warrant will be exercisable no later than sixty months from the date of issuance thereof to purchase one Common Share of the Company’s stock at an exercise price of $0.20. Once the Company has obtained a Record of Decision from the federal Bureau of Land Management approving an Environmental Impact Statement for the Longstreet Project, the Company, at its sole discretion may call the Warrants issued hereunder as due and exercisable by providing holders of Warrants with 45 day written notice of same.

As of July 31, 2015, the Company raised a total of $268,000 which is equivalent to 2,680,000 units or 2,680,000 common shares and 2,680,000 warrants..  As of July 31, 2015, the units had not been issued.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2015.  The following statements may be forward-looking in nature and actual results may differ materially.

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

PLAN OF OPERATION

The financial condition of the Company was positive during 2014 and the metals commodity markets were unfavorable for most of the year but with little impact as Star Gold is in the exploration stage.

In the past year the Company completed the following:

•

A detailed scoping study outlining the potential cash costs and capital required to build a mine at Longstreet property.

•

A small drill program of approximately 12 holes (3,500 feet) to better define the potential of the eastern side of the Main deposit at the Longstreet Property.

•

A formal Star Gold Corp board decision to proceed with the studies necessary to allow a mine permit to be issued at Longstreet.

•

Meeting with United States Forest Service (“USFS”) and Bureau of Land Management (“BLM”) and other stakeholders as to an agreed pathway to proceed through to an environmental impact study.

The Company's plan of operations for the next twelve months, subject to funding, and the availability of contractors, is as follows:

•

Begin a collection of data for preparation of a Baseline Study as required by the USFS and BLM. This entails studies of fauna and flora, metallurgic studies, cultural resource studies and preliminary engineering.

•

Drilling for water and study of water sufficiency for mining at the Main Deposit zone on Longstreet.

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

	For the three months ended July 31,
	2015	2014	$$ Change	% Change
Mineral exploration expense	$113,455	$89,093	$24,362	27.3%
Legal and professional fees	21,734	24,597	(2,863)	(11.6%)
Management and administrative	26,159	156,409	(130,250)	(83.3%)
Depreciation	1,350	1,480	(130)	(8.8%)
Other expense (income)	2,321	7	2,314	33058.9%
NET LOSS	$165,019	$271,586	$(106,567)	(39.2%)

Total expenses for the three months ended July 31, 2015 of $165,019 decreased $106,567 from total expenses of $271,586 for the comparable period ended July 31, 2014.  The Company reduced exploration activities during the three months ended July 31, 2015 compared to the prior period, and also reduced management and administrative expenses by eliminating a field geologist position in Tonopah, Nevada,  terminating the employment contracts of the Company’s chief executive officer and chief financial officer and terminating the lease on its administrative office in Coeur d’Alene, Idaho.

Mineral exploration and consultants expense

	For the three months ended July 31,
	2015	2014	$$ Change	% Change
Drilling and field work	$4,891	$1,992	$2,899	145.5%
Environmental and permitting	63,629	-	63,629	N/A
Field consultants and payroll	-	19,321	(19,321)	(100.0%)
Technical consultants	15,298	38,144	(22,846)	(59.9%)
Claims	29,637	29,636	1	0.0%
Total mineral exploration expense	$113,455	$89,093	$24,362	27.3%

Mineral exploration expense for the three months ended July 31, 2015 was $113,455, an increase of $24,362 over the three months ended July 31, 2014 expense of $89,093.   During the three months ended July 31, 2015, the Company engaged technical consultants, engineers and biologists to initiate the environmental and permitting phase on the Longstreet project.

The emphasis on exploration expense in the current year is on conducting environmental and engineering work geared toward permitting of an open pit heap leach pad operation at Longstreet.

Legal and professional fees

	For the three months ended July 31,
	2015	2014	$$ Change	% Change
Audit and accounting	$17,500	$14,234	$3,266	22.9%
Legal fees	4,540	6,185	(1,645)	(26.6%)
Public company expense	(680)	240	(920)	(383.3%)
Investor relations	374	3,938	(3,564)	(90.5%)
Total legal and professional fees	$21,734	$24,597	$(2,863)	(11.6%)

Total legal and professional fees decreased $2,863 (11.6%) for the three months ended July 31, 2015 from the three months ended July 31, 2014.

Legal fees decreased $1,645 for the three months ended July 31, 2015 from the three months ended July 31, 2014.  The Company expects a slight increase in legal fees during the subsequent three months as a result of ongoing legal matters related to corporate governance and private placements.

Audit and accounting fees for the three months ended July 31, 2015 increased $3,266 (22.9%) compared to the three months ended July 31, 2014. The annual audit of the Company’s financial statements came in on budget.  The Company expects its audit and accounting fees for the subsequent fiscal quarter to remain relatively constant per a fixed fee engagement with the audit firm.

Investor relations expense decreased $3,564 for the three months ended July 31, 2015 over comparable period ending July 31, 2014.

Management and administrative expense

	For the three months ended July 31,
	2015	2014	$$ Change	% Change
Auto and travel	$1,305	$37,808	$(36,503)	(96.5%)
General administrative and insurance	8,490	11,020	(2,530)	(23.0%)
Management fees and payroll	11,434	72,859	(61,425)	(84.3%)
Office and computer expense	1,604	1,496	108	7.2%
Rent and lease expense	2,500	7,500	(5,000)	(66.7%)
Stock based compensation	291	25,017	(24,726)	(98.8%)
Telephone and utilities	535	709	(174)	(24.5%)
Total management and administrative	$26,159	$156,409	$(130,250)	(83.3%)

Management and administrative expenses for the three months ended July 31, 2015 decreased $130,250 to $26,159 compared to 2014 expenses of $156,409 resulting primarily from reduced payroll, stock based compensation and travel expense in the current quarter.

Management fees and payroll of $11,434 for the three months ended July 31, 2015, decreased $61,425 compared to the three months ended July 31, 2014.  On or about February 4, 2015, Chief Executive Officer David Segelov entered into a separation agreement terminating the employment relationship with the Company but will remain on the Board of Directors and continue serving as the Company’s President.  The executive employment contract of Chief Financial Officer Kelly Stopher was also terminated but he continues to serve in his capacity of CFO and provides services as an independent contractor as needed.

During the three months ended July 31, 2015, the Company also terminated its lease of office premises with a related party resulting in a monthly savings of $2,500 plus common area expenses.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	July 31, 2015	April 30, 2015
Working capital	$25,491	$(67,131)
Total assets	472,997	395,746
Accumulated deficit	9,062,084	8,897,065
Stockholder equity	87,692	252,420

WORKING CAPITAL	July 31, 2015	April 30, 2015
Current assets	$142,796	$76,195
Current liabilities	(117,305)	(143,326)
Working capital (deficit)	$25,491	$(67,131)

	For the three months ended July 31,
CASH FLOWS	2015	2014
Cash flow used by operating activities	$(81,406)	$(253,810)
Cash flow used by investing activities	(12,000)	(9,000)
Cash flow provided by financing activities	206,084	336,412
Net increase in cash during period	$112,678	$73,602

The Company total assets increased to $472,997 at July 31, 2015 compared to $395,746 at April 30, 2014, primarily as a result of an increase in cash balance related to an ongoing private placement of the Company’s common stock.

Equipment and mining interest, net of depreciation increased from $297,951 at April 30, 2015 to $308,601 at July 31, 2015 as a result of the purchase of additional mining interests in thee Clifford claims at the Longstreet Property.  Prepaid expenses decreased from $70,837 at April 30, 2015 to $24,760 at July 31, 2015 as prepaid deposits on environmental and permitting activities at the Longstreet Property were utilized during the three months then ended.

At July 31, 2015, the Company had a working capital of $25,491, primarily related to deposits on stock subscriptions which are subsequently expected to be converted to equity.

The Company is in compliance with all obligations of the Longstreet Property Option Agreement including required cumulative exploration expenditures.  During the three months ended, the Company gave notice of termination on the Jet and Excalibur Property Option Agreements.

As of July 31, 2015, the Company had cash of $118,036.  Since inception, the sources of the Company’s financing have been through offerings of its equity and debt securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is likely dependent upon the Company’s ability to obtain additional financing in the future.

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

The Company is engaged in a private placement offering that raised a total of $416,600 as of September 11, 2015.  The private placement consists of the sale of Units (each a “Unit” and together, the “Units”) at $0.10 per Unit. Each Unit will consist of one common share of the Company (each a “Common Share” and together, the “Common Shares”) and one common share purchase warrant (each a “Warrant” and together, the “Warrants”). Each Warrant will be exercisable no later than sixty months from the date of issuance thereof to purchase one Common Share of the Company’s stock at an exercise price of $0.20. Once the Company has obtained a Record of Decision from the federal Bureau of Land Management approving an Environmental Impact Statement for the Longstreet Project, the Company, at its sole discretion may call the Warrants issued hereunder as due and exercisable by providing holders of Warrants with 45 day written notice of same

Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  The prices for gold, silver and other base metals have also recently been subject to fluctuations which have had a material adverse impact on mining related companies’ ability to raise capital.  These disruptions could, among other things, make it more difficult for the Company to obtain, or increase the cost of obtaining, capital and financing for operations.  Access to additional capital may not be available to terms acceptable to the Company or at all.

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

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended July 31, 2015.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Star Gold Corp. is not a party to any material legal proceedings and, to Management’s knowledge, no such proceedings are threatened or contemplated. No director, officer or affiliate of Star Gold Corp. and no owner of record or beneficial owner of more than 5% of the Company’s securities or any associate of any such director, officer or security holder is a party adverse to Star Gold Corp. or has a material interest adverse to Star Gold Corp. in reference to pending litigation.

ITEM 1A.

RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2015 which was filed with the SEC on August 13, 2015.

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

STAR GOLD CORP.

Date:	September 11, 2015	By:	/s/ David Segelov
President
(Principal Executive Officer )

Date:	September 11, 2015		/s/Kelly J. Stopher
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)