Form 10-Q
period 2015-10-31
Star Gold Corp.
filed 2015-12-15
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2015

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

As of December 11, 2015 there were 40,836,726 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT OCTOBER 31, 2015 AND APRIL 30, 2015

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2015 AND 2014

STATEMENTS OF CASH FLOWS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2015 AND 2014

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

BALANCE SHEETS

	October 31, 2015	April 30, 2015
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$113,279	$5,358
Prepaid expenses (NOTE 3)	10,774	70,837
TOTAL CURRENT ASSETS	124,053	76,195
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	307,251	297,951
RESTRICTED CASH	21,600	21,600
TOTAL ASSETS	$452,904	$395,746
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$61,604	$24,839
Other accrued liabilities	-	16,571
Short term notes payable, related party	-	101,916
TOTAL CURRENT LIABILITIES	61,604	143,326
TOTAL LIABILITIES	61,604	143,326
COMMITMENTS AND CONTINGENCIES (NOTE 4 AND 6)	-	-
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized,	-	-
none issued and outstanding
Common Stock, $.001 par value; 300,000,000 shares authorized;
40,836,726 and 36,595,726 shares issued and outstanding, respectively	40,836	36,596
Additional paid-in capital	9,533,237	9,112,889
Accumulated deficit	(9,182,773)	(8,897,065)

TOTAL STOCKHOLDERS' EQUITY	391,300	252,420
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$452,904	$395,746

The accompanying notes are an integral part of these financial statements

STAR GOLD CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended October 31,		Six months ended October 31,
	2015	2014	2015	2014
OPERATING EXPENSE
Mineral exploration expense	$86,231	$116,838	$199,686	$205,931
Legal and professional fees	11,480	91,470	33,214	116,067
Management and administrative	21,269	144,731	47,428	301,140
Depreciation	1,350	1,478	2,700	2,958
TOTAL OPERATING EXPENSES	120,330	354,517	283,028	626,096
LOSS FROM OPERATIONS	(120,330)	(354,517)	(283,028)	(626,096)
OTHER INCOME (EXPENSE)
Interest income (expense)	(359)	62	(2,680)	55
TOTAL OTHER INCOME (EXPENSE)	(359)	62	(2,680)	55
NET LOSS BEFORE INCOME TAXES	(120,689)	(354,455)	(285,708)	(626,041)
Provision for income tax	-	-	-	-
NET LOSS	$(120,689)	$(354,455)	$(285,708)	$(626,041)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Basic and diluted weighted average number shares outstanding	37,333,291	36,595,726	36,964,509	35,806,074

The accompanying notes are an integral part of these financial statements

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	October 31, 2015	October 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(285,708)	$(626,041)
Adjustments to reconcile net loss to cash used by operating activities
Stock based compensation	488	79,364
Depreciation	2,700	2,958
Changes in operating assets and liabilities:
Prepaid expenses	60,063	(8,267)
Accounts payable	24,428	17,759
Other accrued liabilities	(16,571)	(7,146)
Net cash used by operating activities	(214,600)	(541,373)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(9,000)
Net cash used by investing activities	(12,000)	(9,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term promissory note, related party	40,000	-
Repayment of short-term promissory note, related party	(129,579)	-
Net proceeds from issuance of stock and warrants	424,100	336,412
Net cash provided by financing activities	334,521	336,412
Net increase (decrease) in cash and cash equivalents	107,921	(213,961)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,358	542,757
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$113,279	$328,796

NON-CASH FINANCING ACTIVITIES:
Reduction of short-term promissory note, related party by vendor refund	$12,337	$-

The accompanying notes are an integral part of these financial statements

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2015

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the period ended October 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2016.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of October 31, 2015, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of   $9,182,773 and as of that date the Company's working capital was $62,449.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets should the Company be unable to continue as a going concern. In the event the Company is unable to fulfill the annual exploration expenditures as provided for in each respective Property Option Agreement (Note 4), the Company will default on the agreement(s) and surrender its right to future claims on the respective property.

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

OCTOBER 31, 2015

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

Restricted Cash

Restricted cash represents bonds held for exploration permits.

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

OCTOBER 31, 2015

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

The dilutive effect of convertible and outstanding securities as of October 31, 2015 and 2014, would be as follows:

	October 31, 2015	October 31, 2014
Stock options	3,058,667	3,572,000
Warrants	5,855,400	2,509,014
TOTAL POSSIBLE DILUTION	8,914,067	6,081,014

At October 31, 2015 and 2014, respectively, the effect of the Company's outstanding options and warrants would have been anti-dilutive.

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

NOTE 3– PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at October 31, 2015 and April 30, 2015:

	October 31, 2015	April 30, 2015
Exploration expense	$8,615	$62,274
Directors and officers liability insurance	2,159	8,563
TOTAL PREPAID EXPENSES	$10,774	$70,837

NOTE 4 – EQUIPMENT AND MINING INTEREST

The following is a summary of the Company's equipment and mining interest at October 31, 2015 and April 30, 2015, respectively:

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2015

	October 31, 2015	April 30, 2015
Equipment	$27,007	$28,992
Less accumulated depreciation	(20,255)	(19,540)
Equipment, net of accumulated depreciation	6,752	9,452

Mining interest – Longstreet property	300,499	288,499
TOTAL EQUIPMENT AND MINING INTEREST	$307,251	$297,951

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

For the three months ended October 31, 2015, the Company purchased no additional mining interests.  For the six months ended October 31, 2015, the Company purchased $12,000 of additional mining interests on the Longstreet property related to the Clifford claims.

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

Excalibur and Jet Properties

On or about June 30, 2015, the Company elected to terminate the Property Option Agreements on the Excalibur and Jet properties.  The Company impaired the Excalibur and Jet properties at April 30, 2015 and subsequently gave notice of cancellation on the properties.   The Company expects to focus capital resources on advancing the Longstreet property and therefore decided to return the Jet and Excalibur properties to the underlying owner before any further exploration expenditures were due.  Under the terms of the original agreements, the Company is responsible for claims payments on the Excalibur and Jet properties one year in advance of which the Company has charged operations $Nil and  $8,945 for the three and six months ended October 31, 2015, respectively.  There are no liabilities or future obligations to the Company on either the Jet or Excalibur properties.

NOTE 5 - RELATED PARTY TRANSACTIONS

On or about June 30, 2015, the Company entered into a Lease Termination Agreement with Marlin Properties Management, LLC an entity owned by the spouse of the Company’s Chairman of the Board of Directors.  The Termination Agreement was effective as of

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2015

June 1, 2015 and relieves the Company of all obligations under the terms of the lease after that date.  For the three months ended October 31, 2015 and 2014, $Nil and $8,459, respectively, was paid to the related entity inclusive of the Company’s pro-rata share of common area expenses.  For the six months ended October 31, 2015 and 2014, $8,617 and $17,073, respectively, was paid to the related entity inclusive of the Company’s pro-rata share of common area expenses.

During the year ended April 30, 2015 and the three months ended July 31, 2015, the Company entered into short term promissory notes with the Company’s Chairman of the Board of Directors in the amounts of $101,916 and $40,000, respectively.  The notes mature on December 31, 2015 and bear interest at 8% per annum with bi-monthly payments of $150 commencing on August 1, 2015.  During the six months ended October 31, 2015, the Company satisfied principal payments on the promissory notes totaling $129,579 in cash and $12,337 through the refund of prepaid exploration expenses applied directly toward the Chairman’s personal credit card.

Interest expense recognized on the notes was $206 and $0 for the three months ended October 31, 2015 and 2014, and $2,320 and $0 for the six months ended October 31, 2015 and 2014.

NOTE 6- OPTIONS TO PURCHASE COMMON STOCK

Options issued for mining interests

In consideration for mining interests (see Note 4), the Company is obligated to issue stock options based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties for the years ended October 31, 2015 and 2014, respectively:

	For the three and six months ended October 31,
	2015		2014
	Options	Price (a)	Options	Price (a)
Beginning balance	350,000	$0.34	325,000	$0.36
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Ending balance	350,000	$0.34	325,000	$0.36

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

	For the six months ended
	October 31, 2015	October 31, 2014
Options issued	6,000	6,000
Weighted average exercise price	$0.10	$0.24
Weighted average volatility	244.4% to 307.6%	239.9% to 279.4%
Weighted average life remaining	0.46	0.46
Risk free rate	0.25% to 0.28%.	0.10% to 0.11%

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2015

The following is a summary of the Company’s options issued and outstanding associated with certain consulting agreements:

	For the three months ended October 31, 2015		For the three months ended October 31, 2014
	Options	Price (a)	Options	Price (a)
Beginning balance	12,000	$0.16	12,000	$0.34
Issued	3,000	0.07	3,000	0.25
Exercised	-		-	-
Expired	(3,000)	(0.25)	(3,000)	(0.39)
Ending balance	12,000	$0.11	12,000	$0.25

(a) Weighted average exercise price.

	For the six months ended October 31, 2015		For the six months ended October 31, 2014
	Options	Price (a)	Options	Price (a)
Beginning balance	12,000	$0.34	12,000	$0.34
Issued	6,000	0.09	6,000	0.24
Exercised	-		-	-
Expired	(6,000)	(0.24)	(6,000)	(0.42)
Ending balance	12,000	$0.11	12,000	$0.25

Total charged against operations under the option grants for consulting services was $195 and $585 for the three months ended October 31, 2015 and 2014, respectively.  Total charged against operations under the option grants for consulting services was $488 and $1,237 for the six months ended October 31, 2015 and 2014, respectively.  These costs are classified as management and administrative expense.

Options issued under the 2011 Stock Option/Restricted Plan

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	For the three and six months ended October 31,
	2015		2014
	Options	Price (a)	Options	Price (a)
Beginning balance	2,696,667	$0.37	3,235,000	$0.38
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Ending balance	2,696,667	$0.37	3,235,000	$0.38

(a) Weighted average exercise price.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2015

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of October 31, 2015:

	Options outstanding			Options exercisable
Date of Grant	Number	Price (a)	Life	Number	Price (a)

May 27, 2011	200,000	$ 0.90	5.58	200,000	$ 0.90
May 22, 2012	146,667	0.78	6.40	146,667	0.78
June 18, 2012	1,350,000	0.30	6.64	1,350,000	0.30
May 22, 2013	650,000	0.29	7.57	650,000	0.29
February 13, 2014	350,000	0.28	8.30	350,000	0.28
Total options	2,696,667	$ 0.37	6.98	2,696,667	$ 0.37

(a) Weighted average exercise price per shares

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of October 31, 2015, there was no unrecognized compensation cost related to stock-based options and awards.

Total compensation charged against operations under the plan for employees and advisors was $Nil and $53,762 for the three months ended October 31, 2015 and 2014, respectively. Total compensation charged against operations under the plan for employees and advisors was $Nil and $76,126 for the six months ended October 31, 2015 and 2014, respectively.  These costs are classified under management and administrative expense.

The following is a summary of the Company’s stock options outstanding and vested:

	Options	Weighted average exercise price	Expiration date

Options issued for mining interests	350,000	$0.34	April 11, 2019 through January 15, 2023
Options issued for consulting services	12,000	0.11	November 1, 2015 through October 1, 2016
Options issued under the 2011 Stock Option/Restricted Plan	2,696,667	0.37	May 27, 2021 through February 13, 2024
Total vested stock options	3,058,667	$0.36

The aggregate intrinsic value of all options vested and exercisable at October 31, 2015, was $2,270 based on the Company's closing price of $0.14 per common share at October 31, 2015.  The Company's current policy is to issue new shares to satisfy option exercises.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2015

NOTE 7 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2013	1,727,948	$0.67
Issued – October 4, 2013	2,161,600	0.50
Balance outstanding at April 30, 2014	3,889,548	0.62
Expired – June 18, 2014	(833,334)	(0.75)
Issued – October 29, 2014	1,614,400	0.23
Expired – October 4, 2014	(2,161,600)	(0.50)
Expired January 18, 2015	(894,614)	(0.80)
Balance outstanding at April 30, 2015	1,614,400	$0.23
Issued – October 12, 2015	4,241,000	0.20
Balance outstanding at October 31, 2015	5,855,400	$0.21

The composition of the Company’s warrants outstanding at April 30, 2015, is as follows:

Issue Date	Warrants	Exercise Price	Expiration Date
July 29, 2014	1,614,400	$0.23	July 29, 2019
October 12, 2015	4,241,000	0.20	October 12, 2020
	5,855,400	$0.21

NOTE 8 – COMMON STOCK

On October 12, 2015, the Company completed a private placement of its securities wherein it raised a total of $424,100 (the “Offering”).  The Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.10.  Pursuant to the Offering, the Company issued 4,241,000 shares of its common stock and warrants to purchase an additional 4,241,000 shares of its common stock.  Warrants issued pursuant to the Offering entitle the holders thereof to purchase shares of common stock for the price of $0.20 per share.  The term of each warrant is for five years commencing with its issuance date.

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

	For the three months ended October 31,
	2015	2014	$$ Change	% Change
Mineral exploration expense	$86,231	$116,838	$(30,607)	(26.2%)
Legal and professional fees	11,480	91,470	(79,990)	(87.4%)
Management and administrative	21,268	144,731	(123,463)	(85.3%)
Depreciation	1,351	1,478	(127)	(8.6%)
Other expense (income)	359	(62)	421	(679.0%)
NET LOSS	$120,689	$354,455	$(233,766)	(66.0%)

	For the six months ended October 31,
	2015	2014	$$ Change	% Change
Mineral exploration expense	$199,686	$205,931	$(6,245)	(3.0%)
Legal and professional fees	33,214	116,067	(82,853)	(71.4%)
Management and administrative	47,427	301,140	(253,713)	(84.3%)
Depreciation	2,701	2,958	(257)	(8.7%)
Other expense (income)	2,680	(55)	2,735	(4972.7%)
NET LOSS	$285,708	$626,041	$(340,333)	(54.4%)

Total expenses for the three months ended October 31, 2015 of $118,979 decreased $235,476 from total expenses of $354,455 for the comparable period ended October 31, 2014.  The Company reduced exploration activities during the three months ended October 31, 2015 compared to the prior period, and also reduced management and administrative expenses by eliminating a field geologist position in Tonopah, Nevada,  terminating the employment contracts of the Company’s chief executive officer and chief financial officer and terminating the lease on its administrative office in Coeur d’Alene, Idaho.

Mineral exploration and consultants expense

	For the three months ended October 31,
	2015	2014	$$ Change	% Change
Drilling and field work	$-	$81,215	$(81,215)	(100.0%)
Environmental and permitting	82,853	-	82,853	N/A
Geochemical analysis and metallurgy	-	223	(223)	(100.0%)
Field consultants and payroll	3,378	28,418	(25,040)	(88.1%)
Technical consultants	-	6,982	(6,982)	(100.0%)
Claims	-	-	-	N/A
Total mineral exploration expense	$86,231	$116,838	$(30,607)	(26.2%)

	For the six months ended October 31,
	2015	2014	$$ Change	% Change
Drilling and field work	$2,856	$83,207	$(80,351)	(96.6%)
Environmental and permitting	163,815	-	163,815	N/A
Geochemical analysis and metallurgy	-	223	(223)	(100.0%)
Field consultants and payroll	3,379	47,739	(44,360)	(92.9%)
Technical consultants	-	45,126	(45,126)	(100.0%)
Claims	29,636	29,636	-	N/A
Total mineral exploration expense	$199,686	$205,931	$(6,245)	(3.0%)

Mineral exploration expense for the three months ended October 31, 2015 was $86,231 a decrease of $30,607 over the three months ended October 31, 2014 expense of $116,838.   During the three months ended October 31, 2015, the Company engaged technical consultants, engineers and biologists to initiate the environmental and permitting phase on the Longstreet project.

The emphasis on exploration expense in the current year is on conducting environmental and engineering work geared toward permitting of an open pit heap leach pad operation at Longstreet.

Legal and professional fees

	For the three months ended October 31,
	2015	2014	$$ Change	% Change
Audit and accounting	$5,704	$5,009	$695	13.9%
Legal fees	4,975	12,481	(7,506)	(60.1%)
Public company expense	501	46,008	(45,507)	(98.9%)
Investor relations	300	27,972	(27,672)	(98.9%)
Total legal and professional fees	$11,480	$91,470	$(79,990)	(87.4%)

	For the six months ended October 31,
	2015	2014	$$ Change	% Change
Audit and accounting	$23,204	$19,243	$3,961	20.6%
Legal fees	9,515	18,666	(9,151)	(49.0%)
Public company expense	(179)	46,248	(46,427)	(100.4%)
Investor relations	674	31,910	(31,236)	(97.9%)
Total legal and professional fees	$33,214	$116,067	$(82,853)	(71.4%)

Total legal and professional fees decreased $79,990 (87.4%) for the three months ended October 31, 2015 from the three months ended October 31, 2014.  Total legal and professional fees decreased $82,853 (71.4%) for the six months ended October 31, 2015 from the six months ended October 31, 2015.

Legal fees decreased $7,506 (60.1%) for the three months ended October 31, 2015 from the three months ended October 31, 2014. The Company expects a slight decrease in legal fees during the subsequent three months.  Legal fees for the six months ended October 31, 2015 decreased $9,151 (49%) compared to the six months ended October 31, 2014.

Audit and accounting fees for the three months ended October 31, 2015 increased $695 (13.2%) compared to the three months ended October 31, 2014. For the six months ended October 31, 2015, audit and accounting fees increased $3,961 (20.6%) over the comparable period ended October 31, 2015.  The annual audit of the Company’s financial statements came in on budget.  The Company expects its audit and accounting fees for the subsequent fiscal quarters to remain relatively constant per a fixed fee engagement with the audit firm.

Public company expense decreased $45,507 for the three months ended October 31, 2015 over comparable period ending October 31, 2014 as the company postponed plans to list its securities on a foreign exchange indefinitely.  Consequently, for the six month period ending October 31, 2015, public company expense also decreased $46,427 (100.4%) compared to the six months ended October 31, 2014.

Investor relations expense decreased $27,672 (98.9%) for the three months ended October 31, 2015 over comparable period ending October 31, 2014 and decreased $31,236 (97.9%) for the six months ended October 31, 2015 versus October 31, 2014.  During the six months ended October 31, 2014, the Company incurred expenses related to capital raising efforts, including trips to the Longstreet site in Nevada.  During the six months ended October 31, 2015, the Company did not conduct trips to the site.

Management and administrative expense

	For the three months ended October 31,
	2015	2014	$$ Change	% Change
Auto and travel	$-	$6,529	$(6,529)	(100.0%)
General administrative and insurance	8,545	7,697	848	11.0%
Management fees and payroll	11,450	66,263	(54,813)	(82.7%)
Office and computer expense	801	1,784	(983)	(55.1%)
Rent and lease expense	-	7,500	(7,500)	(100.0%)
Stock based compensation	195	54,347	(54,152)	(99.6%)
Telephone and utilities	277	611	(334)	(54.7%)
Total management and administrative	$21,268	$144,731	$(123,463)	(85.3%)

	For the six months ended October 31,
	2015	2014	$$ Change	% Change
Auto and travel	$1,305	$44,337	$(43,032)	(97.1%)
General administrative and insurance	17,035	18,717	(1,682)	(9.0%)
Management fees and payroll	22,884	139,122	(116,238)	(83.6%)
Office and computer expense	2,405	3,280	(875)	(26.7%)
Rent and lease expense	2,500	15,000	(12,500)	(83.3%)
Stock based compensation	486	79,364	(78,878)	(99.4%)
Telephone and utilities	812	1,320	(508)	(38.5%)
Total management and administrative	$47,427	$301,140	$(253,713)	(84.3%)

Management and administrative expenses for the three months ended October 31, 2015 decreased $123,463 to $21,268 compared to 2014 expenses of $144,731 resulting primarily from reduced payroll, stock based compensation and travel expense in the current quarter.

For the six months ended October 31, 2015, management fees and payroll decreased $116,238 compared to the six months ended October 31, 2014.   On or about February 4, 2015, Chief Executive Officer David Segelov entered into a separation agreement terminating the employment relationship with the Company but will remain on the Board of Directors and continue serving as the Company’s President.  The executive employment contract of Chief Financial Officer Kelly Stopher was also terminated but he continues to serve in his capacity of CFO and provides services as an independent contractor as needed.  Management fees and payroll of $11,450 for the three months ended October 31, 2015, decreased $54,813 compared to the three months ended October 31, 2014.

During the six months ended October 31, 2015, the Company also terminated its lease of office premises with a related party resulting in a monthly savings of $2,500 plus common area expenses.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	October 31, 2015	April 30, 2015
Working capital (deficit)	$62,449	$(67,131)
Total assets	452,904	395,746
Accumulated deficit	9,182,773	8,897,065
Stockholder equity	391,300	252,420

WORKING CAPITAL	October 31, 2015	April 30, 2015
Current assets	$124,053	$76,195
Current liabilities	(61,604)	(143,326)
Working capital (deficit)	$62,449	$(67,131)

	For the six months ended October 31,
CASH FLOWS	2015	2014
Cash flow used by operating activities	$(214,600)	$(541,373)
Cash flow used by investing activities	(12,000)	(9,000)
Cash flow provided by financing activities	334,521	336,412
Net increase (decrease) in cash during period	$107,921	$(213,961)

The Company total assets increased to $452,904 at October 31, 2015 compared to $395,746 at April 30, 2014, primarily as a result of an increase in cash balance related to a private placement of the Company’s common stock.

Equipment and mining interest, net of depreciation increased from $297,951 at April 30, 2015 to $307,251 at October 31, 2015 as a result of the purchase of additional mining interests in thee Clifford claims at the Longstreet Property.  Prepaid expenses decreased from $70,837 at April 30, 2015 to $10,774 at October 31, 2015 as prepaid deposits on environmental and permitting activities at the Longstreet Property were utilized during the three  and six months then ended.

At October 31, 2015, the Company had working capital of $62,449, primarily related to cash from a private placement of the Company’s common stock.

The Company is in compliance with all obligations of the Longstreet Property Option Agreement including required cumulative exploration expenditures.  The Company gave notice of termination on the Jet and Excalibur Property Option Agreements during the six months ended October 31, 2015.

As of October 31, 2015, the Company had cash of $113,279.  Since inception, the sources of the Company’s financing have been through offerings of its equity and debt securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is likely dependent upon the Company’s ability to obtain additional financing in the future.

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

The Company engaged in a private placement offering that raised a total of $424,100.  The private placement consisted of the sale of Units (each a “Unit” and together, the “Units”) at $0.10 per Unit. Each Unit consists of one common share of the Company (each a “Common Share” and together, the “Common Shares”) and one common share purchase warrant (each a “Warrant” and together, the “Warrants”). Each Warrant will be exercisable no later than sixty months from the date of issuance thereof to purchase one Common Share of the Company’s stock at an exercise price of $0.20. Once the Company has obtained a Record of Decision from the federal Bureau of Land Management approving an Environmental Impact Statement for the Longstreet Project, the Company, at its sole discretion may call the Warrants issued hereunder as due and exercisable by providing holders of Warrants with 45 day written notice of same

Disruptions in the credit and financial markets over the past several years have had a material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  The prices for gold, silver and other base metals have also recently been subject to fluctuations which have had a material adverse impact on mining related companies’ ability to raise capital.  These disruptions could, among other things, make it more difficult for the Company to obtain, or increase the cost of obtaining, capital and financing for operations.  Access to additional capital may not be available to terms acceptable to the Company or at all.

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

ITEM 4.

CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures – In connection with the preparation of this quarterly  report on Form 10-Q, an evaluation was carried out by Star Gold Corp’s  management, with the participation of the President and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2015.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the President and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Star Gold Corp’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management of Star Gold Corp. is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process, under the supervision of the President and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below:

Due to insufficient staffing, it was not possible to ensure appropriate segregation of duties between incompatible functions, and formalized monitoring procedures have not been established or implemented.

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of October 31, 2015, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by COSO.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. The Company was not required to have, nor has it, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report

 (b) Changes in internal controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

RECENT SALES OF UNREGISTERED SECURITIES

On October 12, 2015, the Company closed a private placement in which it issued a total of 4,241,000 shares of common stock and warrants to purchase an additional 4,241,000 shares to 13 investors, raising a total of $421,400.  Warrants issued in the Offering entitled the holder thereof to purchase shares of common stock for the price of $0.20 per share and expire sixty (60) months after their issuance date.  The Warrants also contain a provision allowing the Company, at its sole discretion, to call the Warrants as due and exercisable by providing holders of the Warrants with forty-five (45) day written notice of the same, upon the Company has obtained a Record of Decision from the federal Bureau of Land Management approving an Environmental Impact Statement for the Longstreet Project.

Shares were registered in reliance on Section 4(2) of the Securities Act of 1933 (the “Act”) and Rule 506 of Regulation D promulgated under the Act.

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

STAR GOLD CORP.

Date:	December 11, 2015	By:	/s/ David Segelov
President
(Principal Executive Officer )

Date:	December 11, 2015		/s/Kelly J. Stopher
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)