Form 10-Q
period 2016-01-31
Star Gold Corp.
filed 2016-03-16
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2016

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

As of March 11, 2016 there were 40,836,726 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT JANUARY 31, 2016 AND APRIL 30, 2015

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2016 AND 2015

STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2016 AND 2015

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

BALANCE SHEETS

	January 31, 2016	April 30, 2015
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,146	$5,358
Prepaid expenses (NOTE 3)	5,658	70,837
TOTAL CURRENT ASSETS	12,804	76,195
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	327,400	297,951
RESTRICTED CASH	21,600	21,600
TOTAL ASSETS	$361,804	$395,746
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,891	$24,839
Other accrued liabilities	9,000	16,571
Short term notes payable, related party	-	101,916
TOTAL CURRENT LIABILITIES	48,891	143,326
TOTAL LIABILITIES	48,891	143,326
COMMITMENTS AND CONTINGENCIES (NOTE 4 AND 6)	-	-
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized,	-	-
none issued and outstanding
Common Stock, $.001 par value; 300,000,000 shares authorized;
40,836,726 and 36,595,726 shares issued and outstanding, respectively	40,836	36,596
Additional paid-in capital	9,535,034	9,112,889
Accumulated deficit	(9,262,957)	(8,897,065)
TOTAL STOCKHOLDERS' EQUITY	312,913	252,420
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$361,804	$395,746

STAR GOLD CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended January 31,		Nine months ended January 31,
	2016	2015	2016	2015
OPERATING EXPENSES
Mineral exploration expense	$35,716	$134,648	$235,402	$340,579
Legal and professional fees	7,021	16,795	40,235	132,862
Management and administrative	35,923	116,514	83,352	417,654
Depreciation	1,351	1,478	4,051	4,436
TOTAL OPERATING EXPENSES	80,011	269,435	363,040	895,531
LOSS FROM OPERATIONS	(80,011)	(269,435)	(363,040)	(895,531)
OTHER INCOME (EXPENSE)
Interest income (expense)	(172)	40	(2,852)	95
TOTAL OTHER INCOME (EXPENSE)	(172)	40	(2,852)	95
NET LOSS BEFORE INCOME TAXES	(80,183)	(269,395)	(365,892)	(895,436)
Provision for income tax	-	-	-	-
NET LOSS	$(80,183)	$(269,395)	$(365,892)	$(895,436)
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Basic and diluted weighted average number shares outstanding	40,836,726	36,595,726	38,255,248	36,069,291

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	January 31, 2016	January 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(365,892)	$(895,436)
Adjustments to reconcile net loss to cash used by operating activities
Stock based compensation	785	104,044
Depreciation	4,051	4,436
Changes in operating assets and liabilities:
Prepaid expenses	65,179	25,754
Accounts payable	2,715	(19,051)
Other accrued liabilities	(7,571)	(1,907)
Net cash used by operating activities	(300,733)	(782,160)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(32,000)	(64,998)
Net cash used by investing activities	(32,000)	(64,998)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term promissory note, related party	40,000	-
Repayment of short-term promissory note, related party	(129,579)	-
Net proceeds from issuance of stock and warrants	424,100	336,412
Net cash provided by financing activities	334,521	336,412
Net increase (decrease) in cash and cash equivalents	1,788	(510,746)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,358	542,757
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,146	$32,011

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reduction of short-term promissory note, related party by vendor refund	$12,337	$-
Options issued for mining interests	1,500	3,000

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2016

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended January 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2016.  All amounts presented are in U.S. dollars.  For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of January 31, 2016, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of   $9,262,957 and as of that date the Company's working capital deficit was $36,087.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern. In the event the Company is unable to fulfill the annual exploration expenditures as provided for in each respective Property Option Agreement (Note 4), the Company will default on the agreement(s) and surrender its right to future claims on the respective property.

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

JANUARY 31, 2016

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

JANUARY 31, 2016

reporting period to reflect changes in the estimated future cash flows underlying the obligation.  To date, the Company has not incurred any contractual obligation requiring recording either a liability or associated asset.

Impaired Asset Policy

The Company periodically reviews its long-lived assets to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted net future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

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

The dilutive effect of convertible and outstanding securities as of January 31, 2016 and 2015, would be as follows:

	January 31, 2016	January 31, 2015
Stock options	3,083,667	3,597,000
Warrants	5,855,400	1,614,400
TOTAL POSSIBLE DILUTION	8,939,067	5,211,400

At January 31, 2016 and January 31, 2015, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

NOTE 3– PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at January 31, 2016 and April 30, 2015:

	January 31, 2016	April 30, 2015
Exploration expense	$-	$62,274
Directors and officers liability insurance	5,658	8,563
TOTAL PREPAID EXPENSES	$5,658	$70,837

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2016

NOTE 4 – EQUIPMENT AND MINING INTEREST

The following is a summary of the Company's equipment and mining interest at January 31, 2016 and April 30, 2015, respectively:

	January 31, 2016	April 30, 2015
Equipment	$27,007	$28,992
Less accumulated depreciation	(21,606)	(19,540)
Equipment, net of accumulated depreciation	5,401	9,452
Mining interest – Longstreet property	321,999	288,499
TOTAL EQUIPMENT AND MINING INTEREST	$327,400	$297,951

The Longstreet Property

On December 10, 2014, the Longstreet Property Option Agreement was amended revising the required expenditures and annual stock option obligation.

Under terms of the agreement, for the year ended April 30, 2015, the Company paid $56,000 and issued options to purchase 25,000 shares of common stock with fair value of $3,000 (Note 6).  The Company also purchased $9,000 of additional mining interest related to the Clifford claims on the Longstreet property during the year ended April 30, 2015.  The Company is obligated to pay $12,000 annually on owners advance royalty payments related to the Clifford claims. For the nine months ended January 31, 2016, the Company purchased $12,000 of additional mining interest on the Longstreet property related to the Clifford claims.

On January 5, 2016, the Longstreet Property Option Agreement was further amended revising the required expenditures and annual stock option obligation.  All allowable expenditures in excess of the required annual expenditures shall be carried-over to the subsequent year.  The Company is in compliance with all provisions of the Longstreet Property Option Agreement as amended.

For the three months ended January 31, 2016, the Company made an annual required payment to the optioner of $20,000 which is included in “Equipment and Mining Interest”.

The schedule of annual payments, minimum expenditures and number of stock options to be issued pursuant to the amended Longstreet Property Option Agreement of January 5, 2016, is as follows:

Required annual expenditure between:	Required Expenditure	Payment to optioner(1)	Annual stock option obligation
January 17, 2015 through January 16, 2016 (2)	$100,000	$20,000	25,000
January 17, 2016 through January 16, 2017	150,000	25,000	25,000
January 17, 2017 through January 16, 2018	300,000	35,000	40,000
January 17, 2018 through January 16, 2019	500,000	40,000	45,000
January 17, 2019 through January 16, 2020	700,000	45,000	50,000
Payment due upon transfer but no later than January 16, 2021	-	85,000	-
TOTAL	$1,750,000	$250,000	185,000

(1)

Does not include $12,000 annual payment related to Clifford claims.

(2)

$20,000 payment to optioner made in January 2016 and required expenditures all paid through January 16, 2016.

Excalibur and Jet Properties

On June 30, 2015, the Company elected to terminate the Property Option Agreements on the Excalibur and Jet properties.  The Company impaired the Excalibur and Jet properties at April 30, 2015 and subsequently gave notice of cancellation on the properties.   The Company expects to focus capital resources on advancing the Longstreet property and therefore decided to return the Jet and

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2016

Excalibur properties to the underlying owner before any further exploration expenditures were due.  Under the terms of the original agreements, the Company is responsible for claims payments on the Excalibur and Jet properties one year in advance of which the Company has charged operations $8,945 for the nine months ended January 31, 2016.  There are no liabilities or future obligations to the Company on either the Jet or Excalibur properties.

NOTE 5 - RELATED PARTY TRANSACTIONS

On or about June 30, 2015, the Company entered into a Lease Termination Agreement with Marlin Properties Management, LLC an entity owned by the spouse of the Company’s Chairman of the Board of Directors.  The Termination Agreement was effective as of June 1, 2015 and relieves the Company of all obligations under the terms of the lease after that date.  For the three months ended January 31, 2016 and 2015, $Nil and $8,558, respectively, was paid to the related entity inclusive of the Company’s pro-rata share of common area expenses.  For the nine months ended January 31, 2016 and 2015, $Nil and $25,630, respectively was paid to the related entity inclusive of the Company’s pro-rata share of common area expenses.

During the year ended April 30, 2015 and the nine months ended January 31, 2016, the Company entered into short term promissory notes with the Company’s Chairman of the Board of Directors in the amounts of $101,916 and $40,000, respectively.  The notes mature on December 31, 2015 and bear interest at 8% per annum with bi-monthly payments of $150 commencing on August 1, 2015.  The Company satisfied principal payments on the promissory notes totaling $129,579 during the nine months ended January 31, 2016.

Interest expense recognized on the notes was $2,113 and $0 for the three months ended January 31, 2016 and 2015, respectively.  Interest expense recognized on the notes was $2,113 and $Nil for the nine months ended January 31, 2016 and 2015, respectively.

NOTE 6- STOCK OPTIONS

Options issued for mining interest

In consideration for mining interests (see Note 4), the Company is obligated to issue stock options with exercise prices based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.

The Company has estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

	For the three and nine months ended
	January 31, 2016	January 31, 2015
Options issued	25,000	25,000
Exercise price	$0.06	$0.12
Volatility	359.7%	313.2%
Weighted average life remaining	0.46	0.46
Risk free rate	1.94%	2.67%

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on several properties for the nine months ended January 31, 2016 and January 31, 2015, respectively:

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2016

	For the three and nine months ended January 31,
	2016		2015
	Options	Price (a)	Options	Price (a)
Beginning balance	350,000	$0.34	325,000	$0.36
Issued	25,000	0.06	25,000	0.12
Exercised	-	-	-	-
Expired	-	-	-	-
Ending balance	375,000	$0.32	350,000	$0.34

(a) Weighted average exercise price.

Fair value of the option grants for mining interests for the three and nine months ended January 31, 2016 and 2015, was $1,500 and $3,000, respectively.  These costs are capitalized as Mining Interests (Note 4).

Options issued for consulting services

As per an agreement fully executed on October 3, 2012, in consideration for consulting and advisory services rendered, the Company is obligated to issue a total of 1,000 stock options based on 5 day variable weighted-average price (VWAP) at the end of each month of the associated consulting contract.  The stock options have a term of 1 year.   The consultant options vest on the first day of the following month of service and are exercisable for a period of nine months following the termination of the agreement.  The Company has estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

	For the three months ended January 31,
	2016	2015
Options issued	3,000	3,000
Weighted average exercise price	$0.10	$0.14
Weighted average volatility	451.6% to 458.4%	223.6% to 279.4%
Weighted average life remaining	0.54	0.54
Expected term (years)	1	1
Risk free rate	0.37% to 0.61%.	0.10% to 0.25%

	For the nine months ended January 31,
	2016	2015
Options issued	9,000	9,000
Weighted average exercise price	$0.09	$0.38
Weighted average volatility	244.4% to 307.6%	223.6% to 279.4%
Weighted average life remaining	0.54	0.54
Expected term (years)	1	1
Risk free rate	0.25% to 0.28%.	0.10% to 0.25%

The following is a summary of the Company’s options issued and outstanding associated with certain consulting agreements:

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2016

	For the three months ended January 31,
	2016		2015
	Options	Price (a)	Options	Price (a)
Beginning balance	12,000	$0.34	12,000	$0.34
Issued	3,000	0.10	3,000	0.14
Exercised	-		-	-
Expired	(3,000)	(0.24)	(3,000)	(0.29)
Ending balance	12,000	$0.10	12,000	$0.21

(a) Weighted average exercise price.

	For the nine months ended January 31,
	2016		2015
	Options	Price (a)	Options	Price (a)
Beginning balance	12,000	$0.34	12,000	$0.34
Issued	9,000	0.09	9,000	0.21
Exercised	-		-	-
Expired	(9,000)	(0.17)	(9,000)	(0.38)
Ending balance	12,000	$0.10	12,000	$0.21

(a) Weighted average exercise price

Total charged against operations under the option grants for consulting services was $300 and $585, for the three months ended January 31, 2016 and 2015, respectively.  Total charged against operations under the option grants for consulting services was $785 and $1,237, for the nine months ended January 31, 2016 and 2015, respectively.  These costs are classified as management and administrative expense.

Options issued under the 2011 Stock Option/Restricted Plan

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	For the three and nine months ended January 31, 2016		For the three and nine months ended January 31, 2015
	Options	Price (a)	Options	Price (a)
Beginning balance	2,696,667	$0.37	3,235,000	$0.38
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Ending balance	2,696,667	$0.37	3,235,000	$0.38

(a) Weighted average exercise price.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of January 31, 2016:

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2016

	Options outstanding			Options exercisable
Date of Grant	Number	Price (a)	Life	Number	Price (a)

May 27, 2011	200,000	$ 0.90	5.58	200,000	$ 0.90
May 22, 2012	146,667	0.78	6.40	146,667	0.78
June 18, 2012	1,350,000	0.30	6.64	1,350,000	0.30
May 22, 2013	650,000	0.29	7.57	650,000	0.29
February 13, 2014	350,000	0.28	8.30	350,000	0.28
Total options	2,696,667	$ 0.37	6.73	2,696,667	$ 0.37

(a) Weighted average exercise price per shares

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of January 31, 2016, there was no unrecognized compensation cost related to stock-based options and awards.

Total compensation charged against operations under the plan for employees and advisors was $Nil and $24,365 for the three months ended January 31, 2016 and 2015, respectively. Total compensation charged against operations under the plan for employees and advisors was $Nil and $104,044 for the nine months ended January 31, 2016 and 2015, respectively.  These costs are classified under management and administrative expense.

The following is a summary of the Company’s stock options outstanding and vested:

	Options	Weighted average exercise price	Expiration date

Options issued for mining interests	375,000	$0.32	April 11, 2019 through January 15, 2026
Options issued for consulting services	12,000	0.10	February 1, 2016 through December 31, 2016
Options issued under the 2011 Stock Option/Restricted Plan	2,696,667	0.37	May 27, 2021 through February 13, 2024
Total vested stock options	3,083,667	$0.36

The aggregate intrinsic value of all options vested and exercisable at January 31, 2016, was $Nil based on the Company's closing price of $0.06 per common share at January 31, 2016.  The Company's current policy is to issue new shares to satisfy option exercises.

NOTE 7 - WARRANTS

The following is a summary of the Company’s warrants outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2013	1,727,948	$0.67
Issued – January 4, 2013	2,161,600	0.50
Balance outstanding at April 30, 2014	3,889,548	0.62
Expired – June 18, 2014	(833,334)	(0.75)
Issued – January 29, 2014	1,614,400	0.23
Expired – January 4, 2014	(2,161,600)	(0.50)
Expired January 18, 2015	(894,614)	(0.80)
Balance outstanding at April 30, 2015	1,614,400	$0.23
Issued – October 12, 2015	4,241,000	0.20
Balance outstanding at January 31, 2016	5,855,400	$0.21

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2016

The composition of the Company’s warrants outstanding at January 31, 2015, is as follows:

Issue Date	Warrants	Exercise Price	Expiration Date
July 29, 2014	1,614,400	$0.23	July 29, 2019
October 12, 2015	4,241,000		October 12, 2020
	1,614,400	$0.23

NOTE 8 – COMMON STOCK

On October 12, 2015, the Company completed a private placement of its securities wherein it raised $424,100 (the “Offering”).  The Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.10.  Pursuant to the Offering, the Company issued 4,241,000 shares of its common stock and warrants to purchase an additional 4,241,000 shares of its common stock.  Warrants issued pursuant to the Offering entitle the holders thereof to purchase shares of common stock for the price of $0.20 per share.  The term of each warrant is for five years commencing with its issuance date.

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

Overview of Mineral Exploration and Current Operations

Star Gold Corp. is an exploration stage mineral company with no producing mines.  Mineral exploration is essentially a research activity that does not produce a product.  As such the Company acquires properties which it believes have potential to host economic concentrations of minerals, particularly gold and silver.  These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others.  An unpatented mining claim is an interest that can be acquired to the mineral rights on open lands of the federal owned public domain.  Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management.   The Company intends to remain in the business of exploring for mining properties that have the potential to produce gold, silver, base metals and other commodities.

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

Employees

The Company has no employees other than its executive officers as of the date of this Annual Report on Form 10-Q. Star Gold Corp. conducts business largely through independent contractor agreements with consultants.

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

PLAN OF OPERATION

The financial condition of the Company was positive during Fiscal 2015 and the metals commodity markets were unfavorable for most of the year but with little impact as Star Gold is in the exploration stage.

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

The preliminary budget for Fiscal year ending April 30, 2017:

STAR GOLD CORP. – LONGSTREET Au-Ag PROJECT, NEVADA
Environmental impact/Plan of Operations	$180,000
Hydrogeologic work	150,000
Preliminary engineering and mapping	72,000
Permit fees	45,000
Geo-chemistry	40,000
Cultural resource review	35,000
Flaura and fauna follow-up	3,000
Project management	51,500
Contingency/follow-up	47,000
Total	$623,500

The preliminary budget is contingent on securing additional financing.

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

RESULTS OF OPERATIONS

The Company has earned no revenues from operations in 2016 or 2015 and does not anticipate earning any revenues, from operations, in the foreseeable future. Star Gold Corp. is an exploration stage company and presently is seeking additional business opportunities.

	For the three months ended January 31,
	2016	2015	$ Change	% Change
Mineral exploration expense	$35,716	$134,648	$(98,932)	-73.5%
Legal and professional fees	7,021	16,795	(9,774)	-58.2%
Management and administrative	35,923	116,514	(80,591)	-69.2%
Depreciation	1,351	1,478	(127)	-8.7%
Other expense (income)	172	(40)	212	-530.0%
NET LOSS	$80,183	$269,395	$(189,212)	-70.2%

	For the nine months ended January 31,
	2016	2015	$ Change	% Change
Mineral exploration expense	$235,402	$340,579	$(105,177)	-30.9%
Legal and professional fees	40,235	132,862	(92,627)	-69.7%
Management and administrative	83,352	417,654	(334,302)	-80.0%

Depreciation	4,051	4,436	(385)	-8.7%
Other expense (income)	2,852	(95)	2,947	-3102.1%
NET LOSS	$365,892	$895,436	$(529,544)	-59.1%

Total expenses for the three months ended January 31, 2016 of $80,183 decreased $189,212 from total expenses of $269,395 for the comparable period ended January 31, 2015.   For the nine months ended January 31, 2016, total expense decreased $529,544 from $895,436 in the comparable period ended January 31, 2105 to $365,892.

Mineral exploration and consultants expense

	For the three months ended January 31,
	2016	2015	$$ Change	% Change
Drilling and field work	$1,479	$49,377	$(47,898)	-97.0%
Environmental and permitting	20,594	-	20,594	N/A
Geochemical analysis and metallurgy	-	39,168	(39,168)	-100.0%
Field consultants and payroll	9,397	23,207	(13,810)	-59.5%
Technical consultants	-	22,896	(22,896)	-100.0%
Claims	4,246	-	4,246	N/A
Total mineral exploration expense	$35,717	$134,648	$(98,932)	-73.5%

	For the nine months ended January 31,
	2016	2015	$$ Change	% Change
Drilling and field work	$4,335	$132,584	$(128,249)	-96.7%
Environmental and permitting	184,409	-	184,409	-
Geochemical analysis and metallurgy	-	39,391	(39,391)	-100.0%
Field consultants and payroll	12,776	70,946	(58,170)	-82.0%
Technical consultants	-	68,022	(68,022)	-100.0%
Claims	33,882	29,636	4,246	14.3%
Total mineral exploration expense	$235,402	$340,579	$(105,177)	-30.9%

Mineral exploration expense for the three months ended January 31, 2016 was $35,717, a decrease of $98,931 over the three months ended January 31, 2015 expense of $134,648.  Mineral exploration expensed for the nine months ended January 31, 2016 was $235,402, a decrease of $105,177 from the nine months ended January 31, 2015 expense of $340,579.  During the three and nine months ended January 31, 2016, the Company engaged technical consultants, engineers and biologists to complete the environmental and permitting phase on the Longstreet project.  Professional engineering services for the three and nine months ended January 31, 2016 included a site visit to the Longstreet project and preparation of a memorandum of understanding between the Company and various technical consultants as to the scope of the engagement.  For the three and nine months ended January 31, 2015, the Company conducted significantly more drilling and fieldwork and associated geochemical analysis which accounted for the year over year variance.

The emphasis on exploration expense in the current year is on conducting environmental and engineering work geared toward permitting of an open pit heap leach pad operation at Longstreet.  Consequently, the Company anticipates limited drilling and field work during the remainder of the fiscal year and greater capital resource allocation toward environmental and permitting activities.

Legal and professional fees

	For the three months ended January 31,
	2016	2015	$ Change	% Change
Audit and accounting	$4,601	$3,752	$849	22.6%
Legal fees	1,940	313	1,627	519.8%
Public company expense	480	12,137	(11,657)	-96.0%
Investor relations	-	593	(593)	-100.0%
Total legal and professional fees	$7,021	$16,795	$(9,774)	-58.2%

	For the nine months ended January 31,
	2016	2015	$ Change	% Change
Audit and accounting	$27,805	$22,995	$4,810	20.9%
Legal fees	11,455	18,979	(7,524)	-39.6%
Public company expense	301	58,385	(58,084)	-99.5%
Investor relations	674	32,503	(31,829)	-97.9%
Total legal and professional fees	$40,235	$132,862	$(92,627)	-69.7%

Total legal and professional fees decreased $9,774 (58.2%) for the three months ended January 31, 2016 from the three months ended January 31, 2015.  For the nine months ended January 31, 2016, total legal and professional fees decreased $92,627 to $40,235 compared to the nine months ended January 31, 2015 of $132,862.  For the nine months ended January 31, 2015, the Company incurred legal expenses related to a proposed listing on a foreign stock exchange.  That legal expense was not recurring during the nine months ended January 31, 2016.

Public company expense decreased $11,657 for the three months ended January 31, 2016 and also decreased $58,084 for the nine months ended January 31, 2016 compared to the prior year comparable periods.  The Company did not pursue an additional listing on a foreign stock exchange due to relative administrative costs and adverse market conditions in 2015.

Audit and accounting fees for the three months ended January 31, 2016 increased $849 (22.6%) compared to the three months ended January 31, 2015. For the nine months ended January 31, 2016, audit and accounting fees increased $4,810 compared to the nine months ended January 31, 2015.  The annual audit of the Company’s financial statements came in on budget.  The Company expects its audit and accounting fees for the subsequent fiscal quarter to remain relatively constant per a fixed fee engagement with the audit firm.

Investor relations expense decreased $31,829 for the nine months ended January 31, 2016 compared to the same timeframe ended January 31, 2015, the bulk of which were expenses related to listing on a foreign stock exchange subsequently postponed.

Management and administrative expense

	For the three months ended January 31,
	2016	2015	$ Change	% Change
Auto and travel	$14,310	$907	$13,403	1477.7%
General administrative and insurance	9,340	8,500	840	9.9%
Management fees and payroll	11,387	72,346	(60,959)	-84.3%
Office and computer expense	549	1,816	(1,267)	-69.8%
Rent and lease expense	-	7,500	(7,500)	-100.0%
Stock based compensation	297	24,680	(24,383)	-98.8%
Telephone and utilities	40	765	(725)	-94.8%
Total management and administrative	$35,923	$116,514	$(80,591)	-69.2%

	For the nine months ended January 31,
	2016	2015	$ Change	% Change
Auto and travel	$15,615	$45,244	$(29,629)	-65.5%
General administrative and insurance	26,375	27,217	(842)	-3.1%
Management fees and payroll	34,271	211,468	(177,197)	-83.8%
Office and computer expense	2,953	5,096	(2,143)	-42.1%
Rent and lease expense	2,500	22,500	(20,000)	-88.9%
Stock based compensation	786	104,044	(103,258)	-99.2%
Telephone and utilities	852	2,085	(1,233)	-59.1%
Total management and administrative	$83,352	$417,654	$(334,302)	-80.0%

Management and administrative expenses for the three months ended January 31, 2016 decreased $80,591 to $35,923 compared to 2015 expenses of $116,514 resulting primarily from reduced payroll, stock based compensation and travel expense in the current quarter.  Management and administrative expense for the nine months ended January 31, 2016 decreased $334,302 compared to 2015 expenses of $417,654, resulting primary from reduced payroll, stock based compensation, travel expense and termination of the lease with a related party.

 LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	January 31, 2016	April 30, 2015
Working capital	$(36,087)	$(67,131)
Total assets	361,804	395,746
Accumulated deficit	9,262,957	8,897,065
Stockholder’s equity	312,913	252,420

WORKING CAPITAL	January 31, 2016	April 30, 2015
Current assets	$12,804	$76,195
Current liabilities	(48,891)	(143,326)
Working capital (deficit)	$(36,087)	$(67,131)

	For the nine months ended January 31,
CASH FLOWS	2016	2015
Cash flow used by operating activities	$(300,733)	$(782,160)
Cash flow used by investing activities	(32,000)	(64,998)
Cash flow provided by financing activities	334,521	336,412
Net increase (decrease) in cash during period	$1,788	$(510,746)

The Company total assets decreased to $361,804 at January 31, 2016 compared to $395,746 at April 30, 2015, primarily as a result of a decrease in cash balance and prepaid exploration expenses.

Equipment and mining interest, net of depreciation increased from $288,499 at April 30, 2015 to $321,999 at January 31, 2016 as a result of the purchase of additional mining interests in thee Clifford claims at the Longstreet Property.  Prepaid expenses decreased from $70,837 at April 30, 2015 to $5,658 at January 31, 2016 as prepaid deposits on environmental and permitting activities at the Longstreet Property were utilized during the three months then ended.

At January 31, 2016, the Company had a working capital deficit of $36,087 primarily related outstanding payables and accrued liabilities. The Company is currently seeking additional capital in the form of private placement investment.

The Company is in compliance with all obligations of the Longstreet Property Option Agreement including required cumulative exploration expenditures.  During the three months ended, the Company and the optioner entered into an amendment to the Longstreet Property Option Agreement which adjusted the payment schedule and timing of minimum expenditures required on the project.

As of January 31, 2016, the Company had cash of $7,146.  Since inception, the sources of the Company’s financing have been through offerings of its equity and debt securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is likely dependent upon the Company’s ability to obtain additional financing in the future.

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

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended January 31, 2016.

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

STAR GOLD CORP.

Date:	March 11, 2016	By:	/s/ David Segelov
President
(Principal Executive Officer)

Date:	March 11, 2016		/s/Kelly J. Stopher
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)