Form 10-K
period 2016-04-30
Star Gold Corp.
filed 2016-08-15
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended April 30, 2016

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

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act: Yes [ ] No [ x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes [ ] No [ x]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No []

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post filed).    Yes  [x]  No  [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of III of this Form 10-K or any amendment to the Form 10-K.  [x]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  [ ]

 Accelerated Filer [ ]

 Non-Accelerated Filer [ ]

Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [x]

The Company had $Nil in revenue during the year.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2015 was $ 5,717,142

As of July 31, 2016 there were 40,836,726 shares of issuer’s common stock outstanding

STAR GOLD CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2016

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending April 30, 2016.  The following statements may be forward-looking in nature and actual results may differ materially.

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

Star Gold Corp. currently leases with an option to acquire unpatented mining claims located in the State of Nevada which in part make up what we refer to as the Longstreet Property. The Longstreet Property in its entirety comprises 125 mineral claims (75 original optioned claims, of which 70 are unpatented staked claims and five claims leased from local ranchers, as well as 50 recently staked claims by Star Gold, covering a total area of approximately 2,500 acres (1,012 ha). The Longstreet property is at an intermediate stage of exploration.

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

The Company will perform basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation).  The Company may enter into joint venture agreements with other companies to fund further exploration and/or development work.  It is the Company’s plan to focus on assembling a high quality group of mid-stage mineral (primarily gold and silver) exploration prospects, using the experience and contacts of the management group.  By such prospects, the Company means properties that have been previously identified by third parties, (including prior owners and/or exploration companies), as mineral prospects with potential for economic mineralization.  Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results.  Accordingly, such acquired projects will have either prior exploration history or will have strong similarity to a recognized geologic ore deposit model.  Geographic emphasis will be place on the western United States.

The geologic potential and ore deposit models have been defined and specific drill targets identified the Company’s sole remaining property.  The Company’s property evaluation process involves using basic geologic fieldwork to perform an initial evaluation of a property.  If the evaluation is positive, the Company seeks to acquire, either by staking unpatented mining claims on open public domain, or by leasing the property from the owner of private property or the owner of unpatented claims.  Once acquired, the Company then typically makes a more detailed evaluation of the property.  This detailed evaluation involves expenditures for exploration work which may include rock and soil sampling, geologic mapping, geophysics, trenching, drilling or other means to determine if economic mineralization is present on a property.

Portions of the Company’s mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property Name	Third Party	Number of Claims	Acres	Agreements/Royalties
Longstreet	Minquest	125	2,500	3% Net Smelter Royalty (“NSR”) Annual lease payments totaling $247,000, annual exploration expenditures totaling $1.75m, and 185,000 shares due through 2020. Annual advance royalty payment of $12,000.

Compliance with Government Regulations

Continuing to acquire and explore mineral properties in the State of Nevada will be require the Company to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Nevada and the United States Federal agencies.

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

Risks Related to the Company

The Company has a limited operating history on which to base an evaluation of the business and prospects

The Company has not derived any revenue from exploration of its properties.  The Company’s operating history has been limited to the acquisition and exploration of mineral properties. Such history does not provide a meaningful basis for an evaluation of its prospects for success if future determinations are made that mineral reserves exist and to commence construction and operation of a mine.  Other than through conventional and typical exploration methods and procedures, the Company has no additional means to evaluate the likelihood of whether its mineral property contains any mineral reserve or, if they do, that it will be operated successfully.  The Company anticipates that it will continue to incur operating costs without realizing any operating revenues during the period it explores existing and any future acquired properties.

During the fiscal year ended April 30, 2016, the Company had a net loss of $420,444 in connection with the maintenance and exploration of its mineral properties and the operation of the exploration business.  The Company therefore expects to continue to incur significant losses into the foreseeable future.  The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations.  At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business.  The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition.  There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share if the Company issues additional employee/director/consultant options or if the Company sells additional shares to finance its operation.

The Company has not generated any operational revenues from the exploration of any properties.  In order to further expand the Company’s business and meet its objectives, including but not limited to, obtaining funds to further explore the Company’s existing properties or to finance any acquisition activity, growth and/or additional exploration programs, should those opportunities present themselves, and depending on the outcome of its exploration programs, additional capital funding may need to be obtained through the sale and issuance of additional debt and/or equity securities.    The Company may also, in the future, grant to some or all of its directors, officers, insiders and key employee/consultants options, or other rights to acquire common or preferred shares in the Company as non-cash incentives.  The issuance of any additional equity securities could cause then-existing stockholders to experience dilution of their ownership interests.

Should the Company issue additional shares in order to finance its business activities, investors’ interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  As of the date of the filing of this report there are outstanding 5,855,400 common share purchase warrants exercisable into 5,855,400 shares of common stock, and 3,083,667 options granted that are exercisable into 3,083,667 shares of common stock.  If all of these are exercised or converted, these would represent approximately 18.0% of the Company’s issued and outstanding shares.  If all of the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders.  The dilution may result in a decline in the market price of the Company’s shares.

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

Company Directors and Officers own17,067,511 shares of the Company’s outstanding common stock (41.8%) which may cause corporate decisions influenced by the Directors and Officers to appear to be inconsistent with the interests of other stockholders.

Company directors and/or officers as a group control a combined 41.8%% of the issued and outstanding shares of the Company’s common stock.  Accordingly, while none of the current directors and/or officers (individually or collectively) can control, as shareholders, who is elected to the board of directors, since these individuals are not simply passive investors but are also active members of Company management, their interests as directors and/or officers and shareholders may, at times, be adverse to those interests of merely passive investors. Where those conflicts exist, stockholders will be dependent upon management exercising their fiduciary duties as members of the Board of Directors and/or as an officer. Also, due to their stock ownership position, members of the Company’s management team will have: (i) the ability to substantially influence the outcome of many (if not most) corporate actions requiring stockholder approval, including amendments to the Company’s Articles of Incorporation; and (ii) the ability to substantially influence corporate combinations or similar transactions that might benefit minority stockholders which may not be supported by management to the detriment of smaller and/or passive investors.

There is substantial risk that no commercially viable mineral deposits will be found due to speculative nature of mineral exploration,

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk. Star Gold cannot provide investors with assurance that any of its mining claim contains commercially viable mineral deposits. The exploration program that the Company will conduct on its claim may not result in the discovery of commercial viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, the Company may be unable to complete its business plan and investors could lose their entire investment.

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

The Company has no earnings from operations.  However, the success of any exploration effort is derived from the price of metal prices that are affected by numerous factors including:  1) expectations for inflation; 2) investor speculative activities: 3) relative exchange rate of the U.S. dollar to other currencies; 4) global and regional demand and production; 5) global and regional political and economic conditions; and 6) production costs in major producing regions.  These factors are beyond the Company’s control and are impossible for the Company to accurately predict.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), the Company is required to perform an evaluation of the effectiveness of its internal controls over financial reporting.  The Company is not required to have an independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation.  Continuing compliance with the requirements of Section 404 is expected to be expensive and time-consuming.   Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES.

The Company headquarters are located at 611 E. Sherman Avenue, Coeur d'Alene, Idaho, 83814.  The Company believes this office space and facilities are sufficient to meet the Company's present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

The Company currently does not own any real property.   The Company owns a vehicle for business use in Nevada and other personal property used in the conduct of the Company’s business at its headquarters and at its various holdings in Nevada.

The Company is an exploration stage company with no proven or measured mineral reserves. There is no assurance that a commercially viable mineral deposit exists at the Longstreet Property.  Further exploration and will be required before any final determination as to the economic or legal feasibility may be made as to the Company’s property.

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

A list of claims, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date
Original Longstreet Property Claims
Longstreet 1A	MinQuest Inc.	799562	20	22-Jan-1999	September 1, 2016
Longstreet 2A	MinQuest Inc.	799563	20	22-Jan-1999	September 1, 2016
Longstreet 3A	MinQuest Inc.	799564	20	22-Jan-1999	September 1, 2016
Longstreet 6A	MinQuest Inc.	799565	20	22-Jan-1999	September 1, 2016
Longstreet 7A	MinQuest Inc.	799566	20	22-Jan-1999	September 1, 2016
Longstreet 8A	MinQuest Inc.	799567	20	22-Jan-1999	September 1, 2016
Longstreet 9A	MinQuest Inc.	799568	20	22-Jan-1999	September 1, 2016
Longstreet 16A	MinQuest Inc.	799569	20	22-Jan-1999	September 1, 2016
Longstreet 13	MinQuest Inc.	799570	20	22-Jan-1999	September 1, 2016
Longstreet 32	MinQuest Inc.	799571	20	22-Jan-1999	September 1, 2016
Longstreet 34	MinQuest Inc.	799572	20	22-Jan-1999	September 1, 2016
Longstreet 4A	MinQuest Inc.	836168	20	2-Feb-2002	September 1, 2016
Longstreet 5A	MinQuest Inc.	836169	20	2-Feb-2002	September 1, 2016
Longstreet 8	MinQuest Inc.	836170	20	2-Feb-2002	September 1, 2016
Longstreet 10	MinQuest Inc.	836171	20	2-Feb-2002	September 1, 2016
Longstreet 10A	MinQuest Inc.	836172	20	2-Feb-2002	September 1, 2016
Longstreet 28	MinQuest Inc.	836173	20	2-Feb-2002	September 1, 2016
Longstreet 30	MinQuest Inc.	836174	20	2-Feb-2002	September 1, 2016
Longstreet 36	MinQuest Inc.	836175	20	2-Feb-2002	September 1, 2016
Longstreet 37	MinQuest Inc.	836176	20	2-Feb-2002	September 1, 2016
Longstreet 39	MinQuest Inc.	836177	20	2-Feb-2002	September 1, 2016
Longstreet 41	MinQuest Inc.	836178	20	2-Feb-2002	September 1, 2016
Longstreet 43	MinQuest Inc.	836179	20	2-Feb-2002	September 1, 2016
Longstreet 45	MinQuest Inc.	836180	20	2-Feb-2002	September 1, 2016
Longstreet 47	MinQuest Inc.	836181	20	2-Feb-2002	September 1, 2016
Longstreet 49	MinQuest Inc.	836182	20	2-Feb-2002	September 1, 2016
Longstreet 101	MinQuest Inc.	836183	20	2-Feb-2002	September 1, 2016
Longstreet 102	MinQuest Inc.	836184	20	2-Feb-2002	September 1, 2016
Longstreet 103	MinQuest Inc.	836185	20	2-Feb-2002	September 1, 2016
Longstreet 104	MinQuest Inc.	836186	20	2-Feb-2002	September 1, 2016
Longstreet 105	MinQuest Inc.	836187	20	2-Feb-2002	September 1, 2016
Longstreet 106	MinQuest Inc.	836188	20	2-Feb-2002	September 1, 2016
Longstreet 107	MinQuest Inc.	836189	20	2-Feb-2002	September 1, 2016
Longstreet 108	MinQuest Inc.	836190	20	2-Feb-2002	September 1, 2016
Longstreet 12	MinQuest Inc.	843867	20	25-Feb-2003	September 1, 2016
Longstreet 14	MinQuest Inc.	843868	20	25-Feb-2003	September 1, 2016
Longstreet 16	MinQuest Inc.	843869	20	25-Feb-2003	September 1, 2016
Longstreet 18	MinQuest Inc.	843870	20	25-Feb-2003	September 1, 2016
Longstreet 20	MinQuest Inc.	843871	20	25-Feb-2003	September 1, 2016
Longstreet 26	MinQuest Inc.	843872	20	25-Feb-2003	September 1, 2016
Longstreet 42	MinQuest Inc.	843873	20	25-Feb-2003	September 1, 2016
Longstreet 44	MinQuest Inc.	843874	20	25-Feb-2003	September 1, 2016
Longstreet 46	MinQuest Inc.	843875	20	25-Feb-2003	September 1, 2016
Longstreet 48	MinQuest Inc.	843876	20	25-Feb-2003	September 1, 2016
Longstreet 50	MinQuest Inc.	843877	20	25-Feb-2003	September 1, 2016
Longstreet 40	MinQuest Inc.	851568	20	25-Feb-2003	September 1, 2016
Longstreet 118	MinQuest Inc.	851569	20	29-Sep-2003	September 1, 2016
Longstreet 119	MinQuest Inc.	851570	20	29-Sep-2003	September 1, 2016
Longstreet 120	MinQuest Inc.	851571	20	29-Sep-2003	September 1, 2016
Longstreet 121	MinQuest Inc.	851572	20	29-Sep-2003	September 1, 2016

Longstreet 122	MinQuest Inc.	851573	20	29-Sep-2003	September 1, 2016
Longstreet 123	MinQuest Inc.	851574	20	29-Sep-2003	September 1, 2016
Longstreet 124	MinQuest Inc.	851575	20	29-Sep-2003	September 1, 2016
Longstreet 109	MinQuest Inc.	855021	20	25-Feb-2003	September 1, 2016
Longstreet 110	MinQuest Inc.	855022	20	25-Feb-2003	September 1, 2016
Longstreet 111	MinQuest Inc.	855023	20	25-Feb-2003	September 1, 2016
Longstreet 112	MinQuest Inc.	855024	20	25-Feb-2003	September 1, 2016
Longstreet 113	MinQuest Inc.	855025	20	25-Feb-2003	September 1, 2016
Longstreet 114	MinQuest Inc.	855026	20	25-Feb-2003	September 1, 2016
Longstreet 115	MinQuest Inc.	855027	20	25-Feb-2003	September 1, 2016
Longstreet 56	MinQuest Inc.	1025831	20	9-Jul-2010	September 1, 2016
Longstreet 57	MinQuest Inc.	1025832	20	9-Jul-2010	September 1, 2016
Longstreet 58	MinQuest Inc.	1025833	20	9-Jul-2010	September 1, 2016
Longstreet 59	MinQuest Inc.	1025834	20	9-Jul-2010	September 1, 2016
Longstreet 60	MinQuest Inc.	1025835	20	9-Jul-2010	September 1, 2016
Longstreet 61	MinQuest Inc.	1025836	20	9-Jul-2010	September 1, 2016
Longstreet 62	MinQuest Inc.	1025837	20	9-Jul-2010	September 1, 2016
Longstreet 63	MinQuest Inc.	1025838	20	9-Jul-2010	September 1, 2016
Longstreet 64	MinQuest Inc.	1025839	20	9-Jul-2010	September 1, 2016
Longstreet 65	MinQuest Inc.	1025840	20	9-Jul-2010	September 1, 2016
Longstreet 11	Roy Clifford et al	164002	20	14-Jun-1980	September 1, 2016
Longstreet 12	Roy Clifford et al	164003	20	14-Jun-1980	September 1, 2016
Longstreet 14	Roy Clifford et al	164005	20	14-Jun-1980	September 1, 2016
Longstreet 15	Roy Clifford et al	164006	20	14-Jun-1980	September 1, 2016
Morning Star	Roy Clifford et al	96719	20	1-Jul-1957	September 1, 2016
Subtotal Original	75		1,500
Leach Pad Claims
Longstreet 200	MinQuest Inc.	1073640	20	22-Jun-2012	September 1, 2016
Longstreet 201	MinQuest Inc.	1073641	20	22-Jun-2012	September 1, 2016
Longstreet 202	MinQuest Inc.	1073642	20	22-Jun-2012	September 1, 2016
Longstreet 203	MinQuest Inc.	1073643	20	22-Jun-2012	September 1, 2016
Longstreet 204	MinQuest Inc.	1073644	20	22-Jun-2012	September 1, 2016
Longstreet 205	MinQuest Inc.	1073645	20	22-Jun-2012	September 1, 2016
Longstreet 206	MinQuest Inc.	1073646	20	22-Jun-2012	September 1, 2016
Longstreet 207	MinQuest Inc.	1073647	20	22-Jun-2012	September 1, 2016
Longstreet 208	MinQuest Inc.	1073648	20	22-Jun-2012	September 1, 2016
Longstreet 209	MinQuest Inc.	1073649	20	22-Jun-2012	September 1, 2016
Longstreet 210	MinQuest Inc.	1073650	20	22-Jun-2012	September 1, 2016
Longstreet 211	MinQuest Inc.	1073651	20	22-Jun-2012	September 1, 2016
Longstreet 212	MinQuest Inc.	1073652	20	22-Jun-2012	September 1, 2016
Longstreet 213	MinQuest Inc.	1073653	20	22-Jun-2012	September 1, 2016
Longstreet 214	MinQuest Inc.	1073654	20	22-Jun-2012	September 1, 2016
Longstreet 215	MinQuest Inc.	1073655	20	22-Jun-2012	September 1, 2016
Longstreet 216	MinQuest Inc.	1073656	20	22-Jun-2012	September 1, 2016
Longstreet 217	MinQuest Inc.	1073657	20	22-Jun-2012	September 1, 2016
Longstreet 218	MinQuest Inc.	1073658	20	22-Jun-2012	September 1, 2016
Longstreet 219	MinQuest Inc.	1073659	20	22-Jun-2012	September 1, 2016
Longstreet 220	MinQuest Inc.	1073660	20	22-Jun-2012	September 1, 2016
Longstreet 210	MinQuest Inc.	1073661	20	22-Jun-2012	September 1, 2016

Longstreet 220	MinQuest Inc.	1073662	20	22-Jun-2012	September 1, 2016
Longstreet 223	MinQuest Inc.	1073663	20	22-Jun-2012	September 1, 2016
Longstreet 224	MinQuest Inc.	1073664	20	22-Jun-2012	September 1, 2016
Longstreet 225	MinQuest Inc.	1073665	20	22-Jun-2012	September 1, 2016

Longstreet 226	MinQuest Inc.	1073666	20	22-Jun-2012	September 1, 2016
Longstreet 227	MinQuest Inc.	1073667	20	22-Jun-2012	September 1, 2016
Longstreet 228	MinQuest Inc.	1073668	20	22-Jun-2012	September 1, 2016
Longstreet 229	MinQuest Inc.	1073669	20	22-Jun-2012	September 1, 2016
Longstreet 230	MinQuest Inc.	1073670	20	22-Jun-2012	September 1, 2016
Longstreet 231	MinQuest Inc.	1073671	20	22-Jun-2012	September 1, 2016
Longstreet 232	MinQuest Inc.	1073672	20	22-Jun-2012	September 1, 2016
Longstreet 233	MinQuest Inc.	1073673	20	22-Jun-2012	September 1, 2016
Longstreet 234	MinQuest Inc.	1073674	20	22-Jun-2012	September 1, 2016
Longstreet 235	MinQuest Inc.	1073675	20	22-Jun-2012	September 1, 2016
Longstreet 236	MinQuest Inc.	1073676	20	22-Jun-2012	September 1, 2016
Longstreet 237	MinQuest Inc.	1073677	20	22-Jun-2012	September 1, 2016
Subtotal Leach Pad	38		760

Corridor Claims
Longstreet 66	MinQuest Inc.	1080730	20	5-Sept-2012	September 1, 2016
Longstreet 238	MinQuest Inc.	1080731	20	5-Sept-2012	September 1, 2016
Longstreet 239	MinQuest Inc.	1080732	20	5-Sept-2012	September 1, 2016
Longstreet 240	MinQuest Inc.	1080733	20	5-Sept-2012	September 1, 2016
Longstreet 241	MinQuest Inc.	1080734	20	5-Sept-2012	September 1, 2016
Longstreet 242	MinQuest Inc.	1080735	20	5-Sept-2012	September 1, 2016
Longstreet 243	MinQuest Inc.	1080736	20	5-Sept-2012	September 1, 2016
Longstreet 244	MinQuest Inc.	1080737	20	5-Sept-2012	September 1, 2016
Longstreet 245	MinQuest Inc.	1080738	20	5-Sept-2012	September 1, 2016
Longstreet 246	MinQuest Inc.	1080739	20	5-Sept-2012	September 1, 2016
Longstreet 247	MinQuest Inc.	1080740	20	5-Sept-2012	September 1, 2016
Longstreet 248	MinQuest Inc.	1080741	20	5-Sept-2012	September 1, 2016
Subtotal Corridor	12		240
Total	125		2,500

Star Gold must make annual claim filing fees of $176.08 ($165 in 2015) per claim with the Bureau of Land Management (BLM), and Nevada/Nye County claim filing fees of $10.50 per claim plus $4.00 for filing with the Nye County office at Tonopah.  The 2016 annual claim payments totaled $20,691.

The terms of the amended Longstreet Agreement called for an initial cash payment of $20,000, the issuance of 25,000 stock options based on “fair market price” to MinQuest on or about January 16, 2016.  The amended Longstreet Agreement also requires cash payments totaling $230,000 over five years and 160,000 stock options based on “fair market price” over the same seven-year period.  The Company has agreed to work commitments of $1,650,000 over five years.  Following the fifth anniversary of the amended agreement and if commitments have been met Star Gold shall receive a quitclaim deed for a 100% interest in the Longstreet Property covered by the Longstreet Agreement, as amended, in consideration of an ongoing 3% NSR to MinQuest.

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

History:  The Longstreet Property was discovered in the early 1900’s, but had limited development work until 1929.  A 1929 report and maps show development of the “Golden Lion Mine” on two levels spaced 75 meters apart vertically.  The report indicates development of 300,000 tons of “vein material” averaging 0.20 oz./ton (6.8 g/t) gold and 8 oz./ton (274 g/t) silver.  A mill was constructed, the remnants of which are still on the property.  However, the small stopes underground indicate very little mining was done and the operation was abandoned.

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

Following the split of REM into Harvest Gold and VMS Ventures Inc. Harvest performed no further work at Longstreet after late 2005. The property was finally returned to MinQuest in August, 2009. By agreement with Minquest, On January 15, 2010 Star Gold Corp. received an option to acquire the portions of the property covered by the option.

Star Gold began drilling in the fall of 2011. A 16-hole program at Main showed new intercepts at depth in the central portion of the deposit. Intercept thicknesses of +0.01 oz./ton gold equivalent values are 65 to 120 feet. Of the 16 holes drilled 8 have +100 feet thicknesses of +0.01 oz./ton gold equivalent and 4 have +200 feet thicknesses of +0.01 oz./ton gold equivalent. Drill hole LS-1101 has 305 feet of +0.01 oz./ton gold equivalent. Gold equivalent values were derived from the following formula: AuEq oz./ton = Au oz./ton + (Ag oz./ton)/60. Drilling results are shown in the table below.

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

Sample preparation involves crushing the entire sample to -10 mesh, splitting, then pulverizing 1,000 grams to 75% passing 75-micron mesh. These pulps are then transferred within the ALS Chemex facility for assay. Both gold and silver assays are done by fire assay with an AA finish.  The standard Star-Longstreet submittal to ALS Chemex requests a 30-gram charge for gold fire assay. Assays which exceed 10 g/ton are automatically subjected to a gravimetric finish.  Select sample intervals, usually those near intervals assaying significant gold, are chosen by the project geologist for re-assay also.

The Longstreet project is associated with a paleo-hot springs system in a caldera associated volcanic setting very similar to the Round Mountain mine. Round Mountain is an open pit, heap-leach mine that has produced over 10 million ounces of gold over a 30-year period with the average grade currently being mined of 0.018 oz./ton gold.  Cut-off grades for Round Mountain and several other oxide ore heap leach operations in Nevada range from 0.003 to 0.005 oz./ton gold.  Star Gold hopes to develop an open pit, bulk minable, heap leachable gold/silver mine at Longstreet.

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

2013 Drill Results Longstreet (≥ 5 feet @ ≥ 0.01 oz./ton gold equivalent) 08/26/13
Hole No.	From	To	Interval	True	Gold	Silver	True	Gold	Silver	Au Equiv.
	(feet)	(feet)	(feet)	Width	(oz./ton)	(oz./ton)	Width (m)	(g/t)	(g/t)	(oz./ton)
LS-1301	45	50	5.0	5.0	0.008	0.274	1.5	0.263	9.4	0.012
	150	160	10.0	10.0	0.016	0.058	3.0	0.535	2.0	0.017
	190	215	25.0	25.0	0.009	0.141	7.6	0.300	4.8	0.011
LS-1302	0	40	40.0	36.0	0.015	0.894	11.0	0.516	30.6	0.030
	70	165	95.0	85.5	0.009	0.482	26.1	0.307	16.5	0.017
	205	270	65.0	58.5	0.012	0.444	17.8	0.396	15.2	0.019
LS-1303	85	110	25.0	25.0	0.003	0.935	7.6	0.098	32.0	0.018
	145	150	5.0	5.0	0.009	0.105	1.5	0.292	3.6	0.010
	165	170	5.0	5.0	0.007	0.201	1.5	0.238	6.9	0.010
	185	230	45.0	45.0	0.006	0.374	13.7	0.191	12.8	0.012
	255	300	45.0	45.0	0.004	0.326	13.7	0.148	11.2	0.010
LS-1304	35	50	15.0	15.0	0.004	0.388	4.6	0.130	13.3	0.010
	60	85	25.0	25.0	0.008	0.384	7.6	0.258	13.1	0.014
	130	155	25.0	25.0	0.065	0.467	7.6	2.218	16.0	0.073
LS-1305	15	30	15.0	15.0	0.007	0.184	4.6	0.226	6.3	0.010
	45	145	100.0	100.0	0.009	0.306	30.5	0.305	10.5	0.014
	210	220	10.0	10.0	0.006	0.291	3.0	0.220	10.0	0.011
LS-1306	45	50	5.0	5.0	0.004	0.523	1.5	0.120	17.9	0.012
	205	295	90.0	90.0	0.003	0.521	27.4	0.095	17.9	0.011
LS-1307	120	145	25.0	25	0.007	0.783	7.6	0.236	26.8	0.020
LS-1308	85	90	5.0	5	0.009	0.146	1.5	0.314	5.0	0.012
	180	190	10.0	10.0	0.003	0.444	3.0	0.101	15.2	0.010
	280	340	60.0	60.0	0.003	0.833	18.3	0.104	28.5	0.017
LS-1309	0	10	10.0	10.0	0.015	0.304	3.0	0.509	10.4	0.020
	40	265	225.0	225.0	0.022	0.678	68.6	0.750	23.2	0.033
	330	340	10.0	10.0	0.005	0.492	3.0	0.169	16.9	0.013
LS-1310	0	20	20.0	20	0.010	0.349	6.1	0.342	12.0	0.016
LS-1311	0	30	30.0	30	0.004	0.471	9.1	0.140	16.1	0.012
	50	115	65.0	65	0.010	0.798	19.8	0.351	27.3	0.024
	350	360	10.0	10	0.002	0.581	3.0	0.070	19.9	0.012
LS-1312	45	60	15.0	15.0	0.010	0.091	4.6	0.343	3.1	0.012
	120	125	5.0	5.0	0.005	0.321	1.5	0.172	11.0	0.010
	150	255	105.0	105.0	0.012	1.056	32.0	0.423	36.2	0.030
	290	380	90.0	90.0	0.006	0.494	27.4	0.191	16.9	0.014
LS-1313	0	15	15.0	15.0	0.009	0.288	4.6	0.308	9.9	0.014
	50	105	55.0	55.0	0.019	0.735	16.8	0.641	25.2	0.031
	120	130	10.0	10.0	0.004	0.720	3.0	0.138	24.7	0.016
	160	200	40.0	40.0	0.038	0.810	12.2	1.300	27.7	0.051
	245	250	5.0	5.0	0.013	0.277	1.5	0.439	9.5	0.017

LS-1314	0	65	65.0	65.0	0.017	0.787	19.8	0.572	27.0	0.030
	245	340	95.0	95.0	0.004	1.424	29.0	0.134	48.8	0.028
	355	380	25.0	25.0	0.003	0.423	7.6	0.102	14.5	0.010
LS-1315	0	15	15.0	15.0	0.005	0.318	4.6	0.176	10.9	0.010
	50	55	5.0	5.0	0.012	0.520	1.5	0.406	17.8	0.021
	95	100	5.0	5.0	0.003	0.742	1.5	0.093	25.4	0.015
	145	150	5.0	5.0	0.002	1.323	1.5	0.056	45.3	0.024
	205	210	5.0	5.0	0.003	0.689	1.5	0.092	23.6	0.014
LS-1316	0	30	30.0	30	0.014	0.215	9.1	0.482	7.4	0.018
	175	185	10.0	10	0.010	0.254	3.0	0.334	8.7	0.014
	220	225	5.0	5	0.012	0.239	1.5	0.408	8.2	0.016
	240	280	40.0	40	0.019	0.596	12.2	0.651	20.4	0.029
LS-1317	50	55	5.0	5	0.004	0.493	1.5	0.153	16.9	0.013
	95	100	5.0	5	0.003	0.432	1.5	0.096	14.8	0.010
LS-1318	0	15	15.0	15	0.009	0.450	4.6	0.323	15.4	0.017
	25	75	50.0	50	0.005	0.281	15.2	0.186	9.6	0.010
LS-1319	0	20	20.0	20	0.015	0.190	6.1	0.503	6.5	0.018
	175	205	30.0	30	0.032	10.340	9.1	1.087	354.1	0.204
including	180	185	5.0	5	0.166	54.312	1.5	5.690	1860.0	1.071
LS-1320				Hole abandoned at 100 feet. No +0.01 Au Equiv. results
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

.1 Gold Head Assays and Head Grade Comparisons

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

Gold and Silver Leach Rate Profiles, Column Leach Test,
Longstreet Mine, Surface Master Composite, 80% -19mm Feed Size
Cumulative Recovery, % of Total
0
10
20
30
40
50
60
70
80
90
100
Leach Time, days
0
30
60
90
120
150
180
210
Au
Ag

Figure Surface Master composite leach kinetics

Gold and Silver Leach Rate Profiles, Column Leach Test, Longstreet Mine, Underground Master Composite, 80% -19mm Feed Size
Cumulative Recovery, % of Total
100
90
80
70
60
50
40
30
20
10
0
0
30
60
90
120
150
180
210
Leach Time, days
Au
Ag

Figure Underground master composite leach kinetics

Gold and Silver Leach Rate Profiles, Column Leach Test,
Longstreet Mine, Blended Master Composite, 80% -19mm Feed Size
Cumulative Recovery, % od Total
100.0
90.0
80.0
70.0
60.0
50.0
40.0
30.0
20.0
10.0
0.0
0
30
60
90
120
150
180
210
Leach Time, days
Au
Ag

Figure  Master blend composite leach kinetics

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  During the year ended April 30, 2016, the Company’s exploration properties were not subject to regulation by the MSHA under the Mine Act.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

General

Star Gold Corp. authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of July 31, 2016, there were 40,836,726 shares of Star Gold Corp. common stock issued and outstanding. The Company has not issued any shares of preferred stock.

Market Information

The Company’s shares are quoted via the OTC Markets under the symbol “SRGZ.”  The high and low bid information for the Company's common stock for the year ended April 30, 2016 and 2015 is:

Year	Quarter	HIGH ($)	LOW ($)
2016	First quarter ending July 31, 2015	$0.150	$0.010
	Second quarter ending October 31, 2015	0.150	0.046
	Third quarter ending January 31, 2016	0.149	0.060
	Fourth Quarter ending April 30, 2016	0.064	0.06

2015	First quarter ending July 31, 2014	$0.29	$0.10
	Second quarter ending October 31, 2014	0.29	0.04
	Third quarter ending January 31, 2015	0.20	0.09
	Fourth Quarter ending April 30, 2015	0.19	0.10

Quotations provided by the OTCQB Venture Marketplace reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions

At July 29, 2016, the price per share quoted on the OTCQB was $0.06

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

Recent Sales of Unregistered Securities

On January 15, 2014, the Company awarded 25,000 shares of common stock pursuant to the Longstreet Property Agreement.  The shares were valued at $0.20 per share or $5,000 as of the date of issuance based on the current market price of the Company’s common stock.

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

On October 12, 2015, the Company issued 4,241,000 shares of its common stock and warrants to purchase an additional 4,241,000 shares of its common stock to 13 investors pursuant to a private placement of its securities (the “2015 Offering”).  The 2015 Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.10.  Warrants issued pursuant to the 2015 Offering entitle the holders thereof to purchase shares of common stock for the price of $0.20 per share.  The term of each warrant is for five years commencing with its issuance date.  The Company closed the 2015 Offering and raised a total of $424,100, net of offering costs.  Once the Company has obtained a Record of Decision from the federal Bureau of Land Management approving an Environmental Impact Statement for the Longstreet Project, the Company, at its sole discretion may call the Warrants issued hereunder as due and exercisable by providing holders of Warrants with 45-day written notice of same.

All unregistered sales of equity securities during the period covered by this Annual Report were previously disclosed in the Company’s current reports on Form 8-K and its Quarterly Reports on Form 10-Q.

During the fiscal year ended April 30, 2016, neither the Company nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company's equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

ITEM 6.  SELECTED FINANCIAL DATA

Statement of Operations Information:

	For the years ended
	April 30, 2016	April 30, 2015
Revenues	$-	$-
Gross profit	-	-
Total operating expenses	417,303	1,172,335
Loss from operations	(417,303)	(1,172,335)
Other income (expense)	(3,141)	(539)
NET LOSS	$(420,444)	$(1,172,874)

Weighted average shares of common stock (basic and diluted)	38,890,037	36,197,655

Income (loss) per share (basic and diluted)	$(0.01)	$(0.03)

Balance Sheet Information:

	April 30, 2016	April 30, 2015
Working Capital	$(70,571)	$(67,131)
Total assets	358,202	395,746
Accumulated deficit	9,317,509	8,897,065
Stockholders’ equity	259,079	252,420

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

The Company maintains a corporate office in Coeur d'Alene, Idaho.  This is the primary administrative office for the Company and is utilized by Board Chairman Lindsay Gorrill and Chief Financial Officer Kelly Stopher.

The financial condition of the Company was positive during 2016 and the metals commodity markets swung favorable late in 2015 with little impact as Star Gold is an exploration stage company.

In the past year the Company completed the following:

•

Star Gold Corp Board formally decided to proceed with the studies necessary to allow an EIS document to be produced with the goal of obtaining a mine permit to be issued at Longstreet.

•

Met with representatives from USFS and BLM and other stakeholders as to an agreed pathway to proceed through to an EIS document.

In 2016 the following studies were commenced:

1.

Fauna and Flora studies – late 2015 and completed June 2016.

2.

Water rights negotiations and requirements have commenced – late 2015.

3.

Cultural Resource Studies began in July 2016.

With the exception of hydrology related drilling, the Company does not intend to drill further at Longstreet deposit until permitting has been completed.

Funds raised are intended to finish all necessary studies and should be sufficient to take Star Gold into an EIS.

The preliminary budget for Fiscal Year End April 2017:

STAR GOLD CORP. – LONGSTREET Au-Ag PROJECT, NEVADA
Permit fees	$45,000
Flora and fauna contractor	$30,000
Cultural studies	130,000
Water rights costs	65,000
Geochemistry	40,000
Engineering for pads, air, permit, initial plan	85,000
Aerial mapping	15,000
Plan of Operations	80,000
Project management	33,000
Hydrology	120,000
Contingency	34,000
Total	$677,000

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

RESULTS OF OPERATIONS

	For the years ended April 30,
	2016	2015	$ Change	% Change
Mineral exploration expense	$265,444	$364,091	$(98,647)	(27.1%)
Legal and professional fees	44,497	145,448	(100,951)	(69.4%)
Impairment of mineral interests	-	196,500	(196,500)	(100.0%)
Management and administrative	101,961	459,937	(357,976)	(77.8%)
Depreciation	5,401	6,359	(958)	(15.1%)
Other expense (income)	3,141	539	2,602	482.9%
NET LOSS	$420,444	$1,172,874	$(752,430)	(64.2%)

The Company has earned no operating revenue in 2016 or 2015 and does not anticipate earning any revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

During the year ended April 30, 2015, management performed an analysis of its Jet and Excalibur properties.  Internal cash flow estimates prepared by management of the Company did not prove significant fair value exists in the properties.  Therefore, the Jet and Excalibur properties recognized impairment losses in fiscal year 2015.  The Company subsequently provided formal Notice of Cancellation of the Jet and Excalibur Property Option Agreements to the claims holder.  Under the terms of the Property Option Agreements, the Company is obligated to pay claims fees to one year following termination.  The Company expects those claims fees to be less than $10,000 in the upcoming fiscal year ending April 30, 2016.

The Company will continue to focus its capital and resources toward exploration of the Longstreet Property.

Total net loss for 2016 of $420,444 decreased by $752,430 from 2015 total net loss of $1,172,874.

Mineral exploration and consultants’ expense

	For the years ended April 30,
	2016	2015	$ Change	% Change
Drilling and field work	$8,788	$133,905	$(125,117)	(93.4%)
Geochemical analysis and metallurgy	-	39,392	(39,392)	(100.0%)
Field consultants and payroll	12,776	69,446	(56,670)	(81.6%)
Technical consultants	209,998	91,711	118,287	129.0%
Claims	33,882	29,637	4,245	14.3%
Total mineral exploration and consultants expense	$265,444	$364,091	$(98,647)	(27.1%)

Exploration and consultants’ expense for the year end April 30, 2016 was $265,444, a decrease of $98,647 from 2015 exploration and consultants expense of $364,091 resulting from drilling programs completed at the Longstreet property.  The Company’s emphasis during the year ended April 30, 2016 shifted from exploratory drilling to activities related to environmental and anthropological studies.

General and administrative expense

	For the years ended April 30,
	2016	2015	$ Change	% Change
Auto and travel	$12,733	$50,549	$(37,816)	(74.8%)
General administrative and insurance	34,842	35,898	(1,056)	(2.9%)
Management fees and payroll	47,605	333,673	(286,068)	(85.7%)
Office and computer expense	3,429	6,537	(3,108)	(47.5%)
Rent and lease expense	2,500	30,000	(27,500)	(91.7%)
Telephone and utilities	852	3,280	(2,428)	(74.0%)
Total general and administrative	$101,961	$459,937	$(357,976)	(77.8%)

General and administrative expense decreased $357,976 to $101,961 compared to 2015 expense of $459,937.  The difference was primarily attributable to a decrease in management fees and payroll by $183,277 and non-cash stock option expense of $102,791 in 2015.

On or about February 1, 2015, the Company and its President entered into a separation agreement terminating all compensation provisions of the agreement.   On or about March 1, 2015 the Company and its Chief Financial Officer also modified their compensation arrangement resulting in a lower ongoing monthly rate. The Company also terminated employment agreements with an administrative staff person. The Company granted no stock options to employees or directors during the year ended April 30, 2016.  There remains no unrecognized stock option expense as of April 30, 2016.   Consequently, management fees and payroll decreased $286,068 for the year ended April 30, 2016 compared to the same period ended April 30, 2015.  Management expects management fees and payroll to remain relatively constant in the forthcoming fiscal year.

Travel expense decreased for the fiscal year ending April 30, 2016 by $37,816. Travel is generally related to meetings associated with capital raises and visits to the exploration site by Company management and financiers.

On or about June 30, 2015, the Company entered into a Lease Termination Agreement with a related party (Note 10 of the Financial Statements).  The Company does not expect to incur any rent and lease expense during the forthcoming fiscal year.

Legal and professional fees

	For the years ended April 30,
	2016	2015	$ Change	% Change
Audit and accounting	$31,367	$26,745	$4,622	17.3%
Legal fees	11,945	27,261	(15,316)	(56.2%)
Public company expense	511	58,565	(58,054)	(99.1%)
Investor relations	674	32,877	(32,203)	(97.9%)
Total legal and professional fees	$44,497	$145,448	$(100,951)	(69.4%)

Audit and accounting fees increased $4,622 from $26,745 for the year end April 30, 2015 compared to $31,367 for the year ended April 30, 2016.

Investor relation expense of $674 for the year ended April 30, 2016 was a decrease of $32,203 compared to $32,877 for the year ended April 30, 2015. During the year ended April 30, 2015, the Company utilized an investor relations professional in Canada who provided tours of the Longstreet property to prospective capital partners. The Company limited its engagement with the investors relations professional and related tours during the year ended April 30, 2016.  Management expects investor relation expense to remain relatively constant in 2017.

Public company expense decreased $58,054 for the year ended April 30, 2016 to $511 from $58,565.  The decrease is virtually entirely related to certain professional fees associated with a contemplated listing of the Company’s common stock on a recognized

Canadian stock exchange.  Due to unfavorable market conditions, the contemplated listing application was withdrawn during the year ended April 30, 2015.

Total legal and professional fees decreased $100,951 to $44,497 in 2016 from $145,448 in 2015.  Legal fees decreased to $11,945 in 2016 from $27,261 in 2015.  The decrease for the year is primarily related to expenses related to legal costs related to the contemplated listing application which did not recur for the year ended April 30, 2016. There are no pending legal issues or contingencies as of April 30, 2016

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL
	April 30, 2016	April 30, 2015
Current assets	$10,552	$76,195
Current liabilities	(81,123)	(143,326)
Working capital (deficit)	$(70,571)	$(67,131)

CASH FLOWS
	For the years ended
	April 30, 2016	April 30, 2015
Cash flow used by operating activities	$(339,094)	$(910,727)
Cash flow used by investing activities	(32,000)	(65,000)
Cash flow from financing activities	367,521	438,328
Net increase (decrease) in cash during period	$(3,573)	$(537,399)

Working capital will be utilized for the Company’s ongoing exploration and environmental studies at its Longstreet project scheduled for the summer of 2016 and general corporate purposes.

The Company utilized $32,000 in cash from Investing Activities to exercise its option on claims agreements and utilized for certain capitalized mineral assets at its Longstreet project.  The Company intends to continue exploration activities at Longstreet upon completion of environmental studies and permitting.

As of April 30, 2016, the Company had cash on hand of $1,785. Since inception, the sole source of financing has been sales of the Company's debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

Star Gold Corp. anticipates continuing to rely on sales of its debt and/or equity securities in order to continue to fund ongoing operations. Issuances of additional shares of common stock may result in dilution to the Company's existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or that it will be able arrange for other financing to fund its planned business activities.   The Company is engaged in a private placement offering that has raised a total of $137,500 as of July 29, 2016.

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

ITEM 8.  FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited financial statements as of April 30, 2016, including:

1.	Report of Independent Registered Public Accounting Firm;
2.	Balance Sheets as of April 30, 2016 and 2015;
3.	Statement of Operations for the years ended April 30, 2016 and 2015;
4.	Statement of Stockholders’ Equity for the years ended April 30, 2016 and 2015;
5.	Statements of Cash Flows for the years ended April 30, 2016 and 2015;
6.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Star Gold Corp.

We have audited the accompanying balance sheets of Star Gold Corp. (“the Company”) as of April 30, 2016 and 2015, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Gold Corp. as of April 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and negative working capital at April 30, 2016.  These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.

Spokane, Washington

August 1, 2016

STAR GOLD CORP.

BALANCE SHEETS

	April 30, 2016	April 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,785	$5,358
Prepaid expenses (NOTE 3)	8,767	70,837
TOTAL CURRENT ASSETS	10,552	76,195
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	326,050	297,951
RESTRICTED CASH	21,600	21,600
TOTAL ASSETS	$358,202	$395,746
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,742	$24,839
Other accrued liabilities	12,381	16,571
Short term notes payable, related party (NOTE 6)	15,000	101,916
TOTAL CURRENT LIABILITIES	81,123	143,326
LONG TERM LIABILITIES:
Deposits on stock subscriptions (NOTE 10)	18,000	-
TOTAL LONG TERM LIABILITIES	18,000	-
TOTAL LIABILITIES	99,123	143,326
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 40,836,726 and 36,595,726 shares issued and outstanding, respectively	40,837	36,596
Additional paid-in capital	9,535,751	9,112,889
Accumulated deficit	(9,317,509)	(8,897,065)
TOTAL STOCKHOLDERS' EQUITY	259,079	252,420
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$358,202	$395,746

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS

	For the years ended
	April 30, 2016	April 30, 2015
OPERATING EXPENSE
Mineral exploration expense	$265,444	$364,091
Legal and professional fees	44,497	145,448
Impairment of mining interests	-	196,500
Management and administrative	101,961	459,937
Depreciation	5,401	6,359
TOTAL OPERATING EXPENSES	417,303	1,172,335
LOSS FROM OPERATIONS	(417,303)	(1,172,335)
OTHER INCOME (EXPENSE)
Interest expense	(3,162)	(745)
Interest income	21	206
TOTAL OTHER INCOME (EXPENSE)	(3,141)	(539)
NET LOSS BEFORE INCOME TAXES	(420,444)	(1,172,874)
Provision for income tax	-	-
NET LOSS	$(420,444)	$(1,172,874)
Basic and diluted loss per share	$(0.01)	$(0.03)
Basic and diluted weighted average number shares outstanding	38,890,037	36,197,655

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, April 30, 2014	34,981,326	$34,982	$8,670,797	$(7,724,191)	$981,588
Common stock and warrants issued at $0.23 per unit	1,614,400	1,614	334,798	-	336,412
Stock-based compensation	-	-	104,294	-	104,294
Options issued for mining interest	-	-	3,000	-	3,000
Net loss	-	-	-	(1,172,874)	(1,172,874)
BALANCE, April 30, 2015	36,595,726	$36,596	$9,112,889	$(8,897,065)	$252,420
Common stock and warrants issued at $0.10 per unit	4,241,000	4,241	419,859	-	424,100
Stock-based compensation	-	-	1,503	-	1,503
Options issued for mining interest	-	-	1,500	-	1,500
Net loss	-	-	-	(420,444)	(420,444)
BALANCE, April 30, 2016	40,836,726	$40,837	$9,535,751	$(9,317,509)	$259,079

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS

	For the years ended
	April 30, 2016	April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(420,444)	$(1,172,874)
Adjustments to reconcile net loss to cash used by operating activities
Impairment of mining interests	-	196,500
Stock based compensation	1,503	104,294
Depreciation	5,401	6,359
Changes in operating assets and liabilities:
Prepaid expenses	62,070	(39,288)
Accounts payable	16,566	(14,893)
Other accrued liabilities	(4,190)	9,175
Net cash used by operating activities	(339,094)	(910,727)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(32,000)	(65,000)
Net cash used in investing activities	(32,000)	(65,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term note, related party	55,000	101,916
Repayment of short-term note, related party	(129,579)	-
Proceeds from common stock subscriptions	18,000	-
Net proceeds from issuance of common stock and warrants	424,100	336,412
Net cash provided by financing activities	367,521	438,328
Net increase (decrease) in cash and cash equivalents	(3,573)	(537,399)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,358	542,757
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,785	$5,358

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$3,614	$161

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Options to purchase common stock issued for mining interest	$1,500	$3,000
Reduction of short-term promissory notes, related party by vendor refund	12,337	-

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2016

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of April 30, 2016, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of   $9,317,509, and at April 30, 2016 the Company's working capital deficit was $70,571.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern. In the event the Company is unable to fulfill the annual exploration expenditures as specified in the Property Option Agreements (Note 4), the Company will default on the agreement(s) and surrender its right to future claims on the respective property.

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

Financial Instruments

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2016

The Company's financial instruments include cash and cash equivalents, reclamation bonds, and short term notes payable, related party.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at April 30, 2016 and 2015.

Fair Value Measures

The Financial Accounting Standards Board Accounting Standards Codification Topic 820 "Fair Value Measurements" ("ASC 820") requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

At April 30, 2016 and 2015, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2016

future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

Stock-based Compensation

The Company estimates the fair value of options to purchase common stock using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. Options granted have a ten-year maximum term and varying vesting periods as determined by the Board of Directors.  The value of shares of common stock awards is determined based on the closing price of the Company’s stock on the date of the award.

Loss Per Share

Basic Earnings Per Share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The dilutive effect of outstanding securities for years ended April 30, 2016 and 2015, would be as follows:

	April 30, 2016	April 30, 2015
Stock options	3,083,667	3,058,667
Warrants	5,855,400	1,614,400
TOTAL POSSIBLE DILUTION	8,939,067	4,673,067

At April 30, 2016 and 2015, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

New Accounting Pronouncement

In August 2014, the FASB issued ASU No. 2014-15—Presentation of Financial Statements—Going Concern. The guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). If conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern, the guidance requires disclosure in the financial statements. The guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company has concluded that adoption of the standard would have minimal impact on the Company’s financial statements as such disclosure is already included the financial statements.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2016

NOTE 3 – PREPAID EXPENSES

The following is a summary of the Company’s prepaid expenses at April 30, 2016 and April 30, 2015:

	April 30, 2016	April 30, 2015
Exploration expense	$-	$62,274
Directors’ and officers’ liability insurance	8,767	8,563
TOTAL PREPAID EXPENSES	$8,767	$70,837

NOTE 4 – EQUIPMENT AND MINING INTEREST

The following is a summary of the Company's equipment and mining interest at April 30, 2016 and April 30, 2015.

	April 30, 2016	April 30, 2015
Equipment	$27,007	$27,007
Less accumulated depreciation	(22,956)	(17,555)
Equipment, net of accumulated depreciation	4,051	9,452

Mining interest - Longstreet	321,999	288,499
TOTAL EQUIPMENT AND MINING INTEREST	$326,050	$297,951

The Longstreet Property

The Company leases with an option to acquire unpatented mining claims located in the State of Nevada and known as the Longstreet Property.  On December 10, 2014, the Longstreet Property Option Agreement was amended revising the required expenditures and annual stock option obligation.  The Company is also obligated to pay an annual owners advance royalty payment of $12,000 related to the Clifford claims which comprise a portion of the Longstreet Property but are not covered by the Longstreet Property Option Agreement.

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

For the year ended April 30, 2016, the Company made an annual required payment to the optioner of $20,000 which is included in “Equipment and Mining Interest”. The Company issued options to purchase 25,000 shares of common stock with fair value of $1,500 (Note 6).  The Company also purchased $12,000 advance royalty for additional mining interest on the Longstreet property related to the Clifford claims.

The schedule of annual payments, minimum expenditures and number of stock options to be issued pursuant to the amended Longstreet Property Option Agreement of January 5, 2016, is as follows:

Required annual expenditure between:	Required Expenditure	Cash payment (1)	Stock options
January 17, 2016 through January 16, 2017 (2)	$150,000	$25,000	25,000
January 17, 2017 through January 16, 2018	300,000	35,000	40,000
January 17, 2018 through January 16, 2019	500,000	40,000	45,000

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2016

January 17, 2019 through January 16, 2020	700,000	45,000	50,000
Payment due upon transfer but no later than January 16, 2021	-	85,000	-
TOTAL	$1,650,000	$230,000	160,000

(1)

Does not include $12,000 annual advance royalty payment related to Clifford claims.

Excalibur and Jet Properties

On June 30, 2015, the Company elected to terminate the Property Option Agreements on the Excalibur and Jet properties.  The Company recognized an impairment expense relating to the Excalibur and Jet properties at April 30, 2015 and subsequently gave notice of cancellation on the properties.   The Company expects to focus capital resources on advancing the Longstreet property and therefore decided to return the Jet and Excalibur properties to the underlying owner before any further exploration expenditures were due.  Under the terms of the original agreements, the Company was responsible for claims payments on the Excalibur and Jet properties one year in advance of which the Company has charged operations $8,945 for the year ended April 30, 2016.  There are no liabilities or future obligations to the Company on either the Jet or Excalibur properties.

NOTE 5 - INCOME TAXES

There was no income tax provision for the years ended April 30, 2016 and 2015 due to the Company’s net losses.

The components of the Company's net deferred tax assets are as follows:

	April 30, 2016	April 30, 2015

Net operating loss carryforward	1,371,800	1,347,800
Stock-based compensation	193,300	106,700
Equipment and mining interests	645,000	600,000
Other	3,700	3,600
Total	2,213,800	2,058,100
Valuation allowance	(2,213,800)	(2,058,100)
DEFERRED TAX ASSET	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at April 30, 2016 and 2015.

A reconciliation between the statutory federal income tax rate and the Company's tax provision is as follows:

	April 30,
	2016		2015
Expected income tax benefit based on statutory rate	$(147,100)	(35%)	$(410,500)	(35%)
Effect of state taxes	(4,200)	(1%)	(13,300)	(1%)
Other	(4,400)	(1%)	7,700	1%
Change in valuation allowance	155,700	37%	416,100	35%
Total income tax benefit	$-	-%	$-	-%

At April 30, 2016 and 2015, respectively, the Company had federal and state net operating loss carry forwards of approximately $3,810,000 and $3,740,000 which will expire in fiscal years ending April 30, 2030 through April 30, 2036.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2016

The Company has no tax position at April 30, 2016 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.   The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2016 and 2015.  The Company’s federal income tax returns for fiscal years 2013 through 2016 remain open and subject to examination.

NOTE 6– RELATED PARTY TRANSACTIONS

On September 1, 2011, the Company moved its offices to Coeur d’Alene, Idaho and leased office space for $2,500 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s then President and current Chairman of the Board. For the years ended April 30, 2016 and 2015, $2,855 and $34,293, respectively, was paid to this related entity inclusive of the Company’s pro-rata share of common expenses.  On or about June 30, 2015, the Company entered into a Lease Termination Agreement with Marlin.  The Termination Agreement was effective as of June 1, 2015 and relieved the Company of all obligations under the terms of the lease after that date.

On March 16, April 10 and April 14, 2015, the Company entered into short term promissory notes with the Company’s Chairman of the Board of Directors in the aggregate amount of $101,916.  The notes mature on December 31, 2015 and bore interest at 8% per annum with bi-monthly payments of $450 commencing on August 1, 2015. For the year ended April 30, 2015, interest expense on the short term promissory note was $583.  The notes and accrued interest were paid during the year ended April 30, 2016.

On May 27, 2015, the Company entered into a short term promissory note with the Company’s Chairman of the Board of Directors in the amount of $40,000.  The note matured on December 31, 2015 and bore interest at 8% per annum with bi-monthly payments of $450 commencing on August 1, 2015.  The note was paid in full on or about June 30, 2015.

On March 20, 2016, the Company entered into short term promissory note with the Company’s Chairman of the Board of Directors in the amount of $15,000.  The note matures on December 31, 2016 and bears interest at 8% per annum.

For the year ended April 30, 2016 and 2015, interest expense on the short term promissory notes in aggregate was $2,451 and $583, respectively.

At April 30, 2016 and 2015, accrued interest associated with these notes was $131 and $583, respectively, and is included in other accrued liabilities on the balance sheet.

NOTE 7 - WARRANTS

The following is a summary of the Company’s warrants activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2014	3,889,548	0.62
Expired – June 18, 2014	(833,334)	(0.75)
Issued – January 29, 2014	1,614,400	0.23
Expired – January 4, 2014	(2,161,600)	(0.50)
Expired January 18, 2015	(894,614)	(0.80)
Balance outstanding at April 30, 2015	1,614,400	$0.23
Issued – October 12, 2015	4,241,000	0.20
Balance outstanding at April 30, 2016	5,855,400	$0.21

The composition of the Company’s warrants outstanding at April 30, 2016, is as follows:

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2016

Issue Date	Warrants	Exercise Price	Expiration Date
July 29, 2014	1,614,400	$0.23	July 29, 2019
October 12, 2015	4,241,000	0.20	October 12, 2020
	5,855,400	$0.21

NOTE 8 - STOCK OPTIONS

Options issued for mining interest

In consideration for mining interests (see Note 4), the Company is obligated to issue stock options to purchase shares of the Company’s common stock based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.

The Company has estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

	For the year ended
	April 30, 2016	April 30, 2015
Options issued	25,000	25,000
Exercise price	$0.06	$0.12
Volatility	359.7%	312.3%
Expected term (years)	10	10
Risk free rate	1.94%	1.77%

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on properties for the years ended April 30, 2016 and April 30, 2015, respectively:

	For the year ended April 30, 2016		For the year ended April 30, 2015
	Options	Price (a)	Options	Price (a)
Beginning balance	350,000	$0.34	325,000	$0.36
Issued	25,000	0.06	25,000	0.12
Exercised	-	-	-
Expired	-	-	-
Ending balance	375,000	$0.32	350,000	$0.34

(a) Weighted average exercise price.

Fair value of the option grants for mining interests for the years ended April 30, 2016 and 2015, was $1,500 and $3,000, respectively.  These costs were capitalized as Mining Interest (Note 4).

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2016

	For the years ended
	April 30, 2016	April 30, 2015
Options issued	12,000	12,000
Weighted average exercise price	$0.08	$0.19
Weighted average volatility	241.6% to 465.2%	223.1% to 279.4%
Expected term (years)	1	1
Risk free rate	0.25% to 0.68%	0.10% to 0.27%

The following is a summary of the Company’s options issued and outstanding associated with the consulting agreement:

	For the year ended April 30, 2016		For the year ended April 30, 2015
	Options	Price (a)	Options	Price (a)
Beginning balance	12,000	$0.19	12,000	$0.34
Issued	12,000	0.08	12,000	0.19
Exercised	-		-
Expired	(12,000)	(0.19)	(12,000)	(0.34)
Ending balance	12,000	$0.08	12,000	$0.19

(a) Weighted average exercise price.

Total charged against operations under the option grants for consulting services was $$1,503 and $1,803, for the years ended April 30, 2016 and 2015, respectively.  These costs are classified as management and administrative expense.

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

The Stock Option plan also has terms and conditions, including without limitations that the exercise price for stock options granted under the Stock Option Plan must equal the stock's fair market value, based on the closing price per share of common stock, at the time the stock option is granted.  The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes model and commonly utilized assumptions associated with the Black-Scholes methodology.  Options granted under the Plan have a ten-year maximum term and varying vesting periods as determined by the Board.

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	For the year ended April 30, 2016		For the year ended April 30, 2015
	Options	Price (a)	Options	Price (a)
Beginning balance	2,696,667	$0.37	3,235,000	$0.38
Issued	-	-	-	-

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2016

Exercised	-	-	-	-
Forfeited	-	-	(538,333)	(0.46)
Ending balance	2,696,667	$0.37	2,696,667	$0.37

(a) Weighted average exercise price.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of April 30, 2016:

	Options outstanding and exercisable
Date of Grant	Number	Price (a)	Remaining term (b)

May 27, 2011	200,000	$ 0.90	5.08
May 22, 2012	146,667	0.78	5.90
June 18, 2012	1,350,000	0.30	6.14
May 22, 2013	650,000	0.29	7.07
February 13, 2014	350,000	0.28	7.80
Total options	2,696,667	$ 0.37	6.47

(a)

Weighted average exercise price per shares

(b)

Weighted average remaining contractual term in years.

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of April 30, 2016, there was no unrecognized compensation cost related to stock-based options and awards.

Total compensation charged against operations under the plan for employees and advisors was $102,490 for the year ended April 30, 2015.  These costs were classified under management and administrative expense.   No options were issued during the year ended April 30, 2016.

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

	Options	Weighted average exercise price	Expiration date

Options issued for mining interests	375,000	$0.32	April 11, 2019 through January 15, 2025
Options issued for consulting services	12,000	0.08	May 1, 2016 through April 1, 2017
Options issued under Stock Option Plan	2,696,667	0.37	May 30, 2021 through February 13, 2024
Total outstanding and exercisable	3,083,667	$0.36

The aggregate intrinsic value of all options vested and exercisable at April 30, 2016, was $76 based on the Company's closing price of $0.06 per common share at April 30, 2016.  The Company's current policy is to issue new shares to satisfy option exercises.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2016

for five years commencing with its issuance date.  The Company closed the 2014 Offering and raised a total of $336,412, net of offering costs.

On October 12, 2015, the Company issued 4,241,000 shares of its common stock and warrants to purchase an additional 4,241,000 shares of its common stock to 13 investors pursuant to a private placement of its securities (the “2015 Offering”).  The 2015 Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.10.  Warrants issued pursuant to the 2015 Offering entitle the holders thereof to purchase shares of common stock for the price of $0.20 per share.  The term of each warrant is for five years commencing with its issuance date.  The Company closed the 2015 Offering and raised a total of $424,100, net of offering costs.  Once the Company has obtained a Record of Decision from the federal Bureau of Land Management approving an Environmental Impact Statement for the Longstreet Project, the Company, at its sole discretion may call the Warrants issued hereunder as due and exercisable by providing holders of Warrants with 45-day written notice of same.

NOTE 10 – SUBSEQUENT EVENTS

On May 4, 2016, the Company entered into short term promissory note with the Company’s Chairman of the Board of Directors in the amount of $70,000.  The note matures on December 31, 2016 and bears interest at 8% per annum.

The Company is engaged in a private placement offering that has raised a total of $137,500 as of July 29, 2016.  The private placement consists of the sale of Units at $0.05 per Unit.  Each Unit will consist of one common share of the Company’s stock and one common share purchase warrant (each a “Warrant” and together the “Warrants”).  Each Warrant will be exercisable no later than sixty months from the date of the issuance thereof to purchase one common Share of the Company’s stock at an exercise price of $0.15.  Once the Company has obtained a Record of Decision from the federal Bureau of Land Management approving an Environmental Impact Statement for the Longstreet Project, the Company, at its sole discretion may call the Warrants issued hereunder as due and exercisable by providing the holders of the Warrants with 60-day written notice of same.  As of April 30, 2016, the Company raised a total of $18,000 which is included as “Deposits on Stock Subscriptions” on the balance sheet.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the years ended April 30, 2016 and 2015 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the years ended April 30, 2016 and 2015, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.   Management is currently evaluating avenues for mitigating the Company's internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization, Since the Company has not generated any significant revenues, the Company is limited in its options for remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of April 30, 2016.

Changes in internal controls over financial reporting

None

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company's executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	54	Chairman of the Board
David Segelov	49	President and Director
Kelly Stopher	53	Chief Financial Officer and Corporate Secretary/Treasurer
Judy Baker	50	Director
Paul Coombs	45	Director
Thomas Power	52	Director
Ronald D. Nilson	63	Director

Set forth below is a brief description of the background and business experience of the Company's officers and directors:

Lindsay E. Gorrill - Chairman

Mr. Lindsay Gorrill is a Chartered Accountant and has university degrees in Finance and Marketing. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Mr. Gorrill has served as a member of the Company's Board of Directors since July 2007.  Mr. Gorrill currently serves as the Company’s Chairman of the Board and has in the past served as the Company’s President and Treasurer.      Mr. Gorrill previously served on the Board of Directors of JayHawk Energy, Inc. which is quoted via the OTC Markets, and also in the past served as JayHawk Energy, Inc.’s Chairman, President, Chief Executive Officer and Chief Financial Officer.  Mr. Gorrill has also previously served as a member of the Board of Directors of Yaterra Ventures Corp, a company quoted via the OTC Markets.  He has served in the past, as President, Chief Operating Officer and as a member of the Board of Directors of Berkley Resources Inc., a company listed on the TSX Venture Exchange.  Additionally, since April 2009, Mr. Gorrill has served as President and Chief Executive Officer Canada Fluorspar Inc., a company formerly listed on the TSX Venture Exchange. Mr. Gorrill also previously served as Chief Financial Officer of Canada Fluorspar, Inc.  He has also been, since September 2009, a member of the Board of Directors of Deer Horn Metals, Inc., a TSX Venture Exchange listed company.

David Segelov – President and Director

Mr David Segelov is a Chartered Financial Analyst (CFA) and has a Masters of Business Administration from Columbia University in New York and also holds a law degree from Sydney University. He is the sole partner of Reverse Swing Capital (“Reverse Swing”) which is a financial consulting firm.  Reverse Swing provides financial analysis of investments and ideas for hedge funds in New York with a primary focus on resource companies (with an expertise in gold investments) in the USA, Australia and Canada. Prior to Reverse Swing Capital, he was analyst at various hedge funds including Para Partners in New York for five years. He holds no executive or management positions with any other public company.

Kelly J. Stopher – Chief Financial Officer and Corporate Secretary/Treasurer

Mr. Kelly Stopher was appointed Chief Financial Officer of the Company on October 20, 2010.  Mr. Stopher has developed strategies to implement financial management systems, internal control policies and procedures, and financial reporting and modeling for small-cap companies.  From March, 2010 through September, 2010, Mr. Stopher worked for Allied Security. Mr. Stopher worked as a Business Relationship Manager for Wells Fargo Bank, Spokane, WA, from April 2006 through August 2009.  From September 2004 through January 2006, he acted as the CFO of Weldon Barber, Spokane, WA.  From October 2003 through September 2004, he was a sales associate for Kiemle & Hagood Company, in Spokane, WA.  And from January 2001 through March 2003 he worked as an account executive for Aston Business solutions in Boise, ID.  Prior that Mr. Stopher worked as CFO for Lee Read Jewelers in Boise, ID and spent 5 years in public accounting with Langlow Tolles & Company in Tacoma, WA.  Mr. Stopher also served as Chief Financial Officer and interim President/ Chief Executive Officer for JayHawk Energy, Inc., a company quoted via the OTC Markets.  Mr. Stopher current is a member of the Board of Directors of Jayhawk Energy, Inc.  Mr. Stopher holds a Bachelors degree from Washington State University in Business Administration - Accounting.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company's equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based on the Company's review it believes that not all required reports of Reporting Persons were filed for the year ended April 30, 2016.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company's named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2016:

Salary ($)		Bonus (a) ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All other compensation ($)		Total ($)
Lindsay Gorrill, Chairman																
2016	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
2015		-		-		-		10,375		-		-		-		10,375
2014		-		-		-		107,757		-		-		-		107,757
2013		-		25,019		-		265,912		-		-		-		290,931
2012		20,000		-		40,000		69,484		-		-		-		129,484
2011		30,000		-		-		-		-		-		-		30,000
2010		12,500		-		-		-		-		-		-		12,500
David Segelov, President and Director																
2016	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
2015		101,250		-		-		-		-		-		-		101,250
2014		100,800		54,181		-		87,000		-		-		-		241,981
2013		-		20,015		-		148,837		-		-		-		168,852
2012		-		-		32,000		-		-		-		-		32,000
Kelly Stopher Chief Financial Officer																
2016	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
2015		55,000		-		-		5,188		-		-		-		60,188
2014		60,000		-		-		24,879		-		-		-		84,879
2013		35,000		12,510		-		106,909		-		-		-		154,419
2012		6,000		-		20,000		34,742		-		-		-		60,742
2011		24,818		-		-		-		-		-		-		24,818
Ronald Nilson, Director																
2016	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
2015		-		-		-		73,094		-		-		-		73,094
2014		-		-		-		24,365		-		-		-		24,365

(a)

Fiscal year ended April 30, 2013 - certain officers received a one-time cash bonus to compensate for the income tax effects of stock awards granted.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2016, the Company did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The Company has adopted its 2011 Stock Option/Restricted Stock Plan.  See Note/(s) for a discussion on the 2011 Plan and issuances of options pursuant to the 2011 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of July 30th, 2016 by: (i) each person (including any group) known to it to own more than five percent (5%) of any class of its voting securities, (ii) each of the Company's directors, (iii) each of the Company's named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Lindsay Gorrill, Coeur d'Alene, ID (Chairman)	16,297,170(1) Direct	37.1%
Common stock	David Segelov, Bergenfield, NJ (President and Director)	1,003,648 Direct	2.4%
Common stock	Kelly Stopher, Spokane, WA (Chief Financial Officer)	810,477 Direct	2.0%
Common stock	Ronald D. Nilson, Post Falls, ID (Director)	950,000 Direct	2.3%
Common stock	Paul Coombs, St. John’s, Newfoundland, Canada (Director)	901,216 Direct	2.2%
Common stock	Judy Baker, Toronto, Ontario, Canada (Director)	-	0.0%
Common stock	Thomas Power, Post Falls, ID (Director)	2,925,000 Direct	7.0%
Common stock	All Directors and Officers as a Group	22,887,511	49.1%

5% STOCKHOLDERS
Common stock	Lindsay Gorrill, Coeur d’Alene, ID	16,297,170 (1)	37.1%
Common stock	Martine Gorrill, Coeur d’ Alene, ID	3,421,779 (2)	8.4%

(1) Includes 13,008,837 common shares, 1,750,000 warrants to purchase common shares and 1,138,333 option to purchase common shares held directly in shareholder’s name plus200,000 common shares and 200,000 warrants to purchase common shares held in trust for benefit of minor child.  (13,008,837+1,750,000+1,138,333+200,000+200,000=16,297,170)

(2) Related party - Spouse of Company Chairman of the Board of Directors.

Notes:

Based on 40,836,726 shares of the Company's common stock issued and outstanding as of July 31, 2016, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2016.

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

ITEM 14.  PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2016 and 2015, for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of the financial statements included the Company's Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the years ended April 30,
	2016	2015
Audit fees	$28,640	$25,486
Tax fees	2,727	1,875
All other fees	-	2,023
Total audit fees	$31,367	$29,383

PART IV

ITEM 15.  EXHIBITS.

Exhibit
Number	Description of Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR GOLD CORP.

Date:	August 10, 2016		/s/ David Segelov

		By:	David Segelov
President and Director
(Principal Executive Officer)

Date:	August 10, 2016		/s/ Kelly J. Stopher

		By:	Kelly J. Stopher
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 10, 2016	By:	/s/David Segelov

President and Director
(Principal Executive Officer)

Date:	August 10, 2016		/s/ Kelly J. Stopher

		By:	Kelly J. Stopher
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)