Form 10-Q
period 2016-07-31
Star Gold Corp.
filed 2016-09-12
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2016

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

As of September 2, 2016 there were 40,836,726 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT JULY 31, 2016 AND APRIL 30, 2016

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2016 AND 2015

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2016 AND 2015

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

BALANCE SHEETS

	July 31, 2016	April 30, 2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$51,889	$1,785
Prepaid expenses	8,818	8,767
TOTAL CURRENT ASSETS	60,707	10,552
EQUIPMENT AND MINING INTEREST, net (NOTE 3)	336,700	326,050
RESTRICTED CASH	21,600	21,600
TOTAL ASSETS	$419,007	$358,202
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$73,742	$53,742
Other accrued liabilities	23,037	12,381
Notes payable, related party (NOTE 4)	85,000	15,000
TOTAL CURRENT LIABILITIES	181,779	81,123
LONG TERM LIABILITIES:
Deposits on stock subscriptions (NOTE 7)	137,500	18,000
TOTAL LONG TERM LIABILITIES	137,500	18,000
TOTAL LIABILITIES	319,279	99,123
COMMITMENTS AND CONTINGENCIES (NOTE 3)
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 40,836,726 shares issued and outstanding	40,837	40,837
Additional paid-in capital	9,535,966	9,535,751
Accumulated deficit	(9,477,075)	(9,317,509)
TOTAL STOCKHOLDERS' EQUITY	99,728	259,079
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$419,007	$358,202

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	July 31, 2016		July 31, 2015
OPERATING EXPENSE
Mineral exploration expense		$100,797		$113,455
Legal and professional fees		28,774		21,734
Management and administrative		26,835		26,159
Depreciation		1,350		1,350
TOTAL OPERATING EXPENSES		157,756		162,698
LOSS FROM OPERATIONS		(157,756)		(162,698)
OTHER INCOME (EXPENSE)
Interest expense		(1,810)		(2,321)
TOTAL OTHER INCOME (EXPENSE)		(1,810)		(2,321)
NET LOSS BEFORE INCOME TAXES		(159,566)		(165,019)
Provision for income tax		-		-
NET LOSS		$(159,566)		$(165,019)
Basic and diluted loss per share	$	Nil	$	Nil
Basic and diluted weighted average number shares outstanding		40,836,726		36,595,726

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	July 31, 2016	July 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(159,566)	$(165,019)
Adjustments to reconcile net loss to cash used by operating activities
Stock based compensation	215	291
Depreciation	1,350	1,350
Changes in operating assets and liabilities:
Prepaid expenses	(51)	33,740
Accounts payable	20,000	58,169
Other accrued liabilities	10,656	(9,937)
Net cash used by operating activities	(127,396)	(81,406)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	70,000	40,000
Repayment of note payable, related party	-	(101,916)
Proceeds from stock subscriptions	119,500	268,000
Net cash provided by financing activities	189,500	206,084
Net increase in cash and cash equivalents	50,104	112,678
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,785	5,358
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,889	$118,036

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Reduction of note payable, related party by vendor refund	$-	$(12,337)

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2016

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended July 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2017.  All amounts presented are in U.S. dollars.  For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of July 31, 2016, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $9,477,075, and at July 31, 2016 the Company's working capital deficit was $121,072.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern. In the event the Company is unable to fulfill the annual exploration expenditures as specified in the Property Option Agreement (Note 3), the Company will default on the agreement(s) and surrender its right to future claims on the respective property.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2016

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Restricted cash

Restricted cash represents collateral for bonds held for exploration permits.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, reclamation bonds, and short term notes payable, related party.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at July 31,2016 and 2015.

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

At July 31, 2016 and 2015, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2016

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

The dilutive effect of outstanding securities at July, 2016 and 2015, would be as follows:

	July 31, 2016	July 31, 2015
Stock options	3,083,667	3,058,667
Warrants	5,855,400	1,614,400
TOTAL POSSIBLE DILUTION	8,939,067	4,673,067

At July 31, 2016 and 2015, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2016

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

NOTE 3 – EQUIPMENT AND MINING INTEREST

The following is a summary of the Company's equipment and mining interest at July 31,2016 and April 30, 2015.

	July 31, 2016	April 30, 2016
Equipment	$27,007	$27,007
Less accumulated depreciation	(24,306)	(22,956)
Equipment, net of accumulated depreciation	2,701	4,051

Mining interest - Longstreet	333,999	321,999
TOTAL EQUIPMENT AND MINING INTEREST	$336,700	$326,050

The Longstreet Property

The Company leases with an option to acquire unpatented mining claims located in the State of Nevada and known as the Longstreet Property.  On December 10, 2014, the Longstreet Property Option Agreement was amended revising the required expenditures and annual stock option obligation.  The Company is also obligated to pay an annual owners advance royalty payment of $12,000 related to the Clifford claims.

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

For the three months ended July 31, 2016, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet property related to the Clifford claims.

The schedule of annual payments, minimum expenditures and number of stock options to be issued pursuant to the amended Longstreet Property Option Agreement of January 5, 2016, is as follows:

Required annual expenditure between:	Required Expenditure	Cash payment (1)	Stock options
January 17, 2016 through January 16, 2017	$150,000	$25,000	25,000
January 17, 2017 through January 16, 2018	300,000	35,000	40,000
January 17, 2018 through January 16, 2019	500,000	40,000	45,000
January 17, 2019 through January 16, 2020	700,000	45,000	50,000

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2016

Payment due upon transfer but no later than January 16, 2021	-	85,000	-
TOTAL	$1,650,000	$230,000	160,000

(1)

Does not include $12,000 annual advance royalty payment related to Clifford claims.

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 16, April 10 and April 14, 2015, the Company entered into short term promissory notes with the Company’s Chairman of the Board of Directors in the aggregate amount of $101,916.  The notes matured on December 31, 2015 and bore interest at 8% per annum with bi-monthly payments of $450 commencing on August 1, 2015. The notes and accrued interest were paid during the year ended April 30, 2016.

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

For the three months ended July 31, 2016 and 2015, interest expense on the short term promissory notes in aggregate was $1,656 and $2,113 respectively.

At July 31 and April 30, 2016, accrued interest associated with these notes was $1,787 and $131, respectively, and is included in other accrued liabilities on the balance sheet.

NOTE 5 - STOCK OPTIONS

Options issued for mining interest

In consideration for mining interests (see Note 4), the Company is obligated to issue stock options to purchase shares of the Company’s common stock based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on properties for the years ended July 31, 2016 and July 31, 2015, respectively:

	For the three months ended July 31, 2016		For the three months ended July 31, 2015
	Options	Price (a)	Options	Price (a)
Beginning balance	375,000	$0.32	350,000	$0.34
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Ending balance	375,000	$0.32	350,000	$0.34

(a) Weighted average exercise price.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2016

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

	For the three months ended
	July 31, 2016	July 31, 2015
Options issued	3,000	3,000
Weighted average exercise price	$0.06	$0.10
Weighted average volatility	440.2% to 452.3%	244.4% to 307.6%
Weighted average life remaining	0.46	0.46
Risk free rate	0.48% to 0.54%	0.25% to 0.28%.

The following is a summary of the Company’s options issued and outstanding associated with the consulting agreement:

	For the three months ended July 31, 2016		For the three months ended July 31, 2015
	Options	Price (a)	Options	Price (a)
Beginning balance	12,000	$0.16	12,000	$0.34
Issued	3,000	0.06	3,000	0.10
Exercised	-	-	-
Expired	(3,000)	(0.10)	(3,000)	(0.24)
Ending balance	12,000	$0.08	12,000	$0.16

(a) Weighted average exercise price.

Total charged against operations under the option grants for consulting services was $215 and $291, for the three months ended July 31, 2016 and 2015, respectively.  These costs are classified as management and administrative expense.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2016

model and commonly utilized assumptions associated with the Black-Scholes methodology.  Options granted under the Plan have a ten-year maximum term and varying vesting periods as determined by the Board.

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	For the three months ended July 31, 2016		For the three months ended July 31, 2015
	Options	Price (a)	Options	Price (a)
Beginning balance	2,696,667	$0.37	2,696,667	$0.37
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Ending balance	2,696,667	$0.37	2,696,667	$0.37

(a) Weighted average exercise price.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of July 31, 2016:

	Options outstanding and exercisable
Date of Grant	Number	Price (a)	Remaining term (b)

May 27, 2011	200,000	$ 0.90	4.83
May 22, 2012	146,667	0.78	5.65
June 18, 2012	1,350,000	0.30	5.89
May 22, 2013	650,000	0.29	6.67
February 13, 2014	350,000	0.28	7.55
Total options	2,696,667	$ 0.37	6.22

(a)

Weighted average exercise price per shares

(b)

Weighted average remaining contractual term in years.

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of July 31, 2016, there was no unrecognized compensation cost related to stock-based options and awards.

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

	Options	Weighted average exercise price	Expiration date

Options issued for mining interests	375,000	$0.32	April 11, 2019 through January 15, 2025
Options issued for consulting services	12,000	0.08	August 1, 2016 through July 1, 2017
Options issued under Stock Option Plan	2,696,667	0.37	May 27, 2021 through February 13, 2024
Total outstanding and exercisable	3,083,667	$0.36

The aggregate intrinsic value of all options vested and exercisable at April 30, 2016, was $76 based on the Company's closing price of $0.06 per common share at April 30, 2016.  The Company's current policy is to issue new shares to satisfy option exercises.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2016

NOTE 6 - WARRANTS

The following is a summary of the Company’s warrants activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2015	1,614,400	$0.23
Issued – October 12, 2015	4,241,000	0.20
Balance outstanding at April 30, 2016 and July 31, 2016	5,855,400	$0.21

The composition of the Company’s warrants outstanding at July 31, 2016, is as follows:

Issue Date	Warrants	Exercise Price	Expiration Date
July 29, 2014	1,614,400	$0.23	July 29, 2019
October 12, 2015	4,241,000	0.20	October 12, 2020
	5,855,400	$0.21

NOTE 7– DEPOSITS ON STOCK SUBSCRIPTIONS

The Company is engaged in a private placement offering that has raised a total of $137,500 as of July 31, 2016.  The private placement consists of the sale of Units at $0.06 per Unit.  Each Unit will consist of one common share of the Company’s stock and one common share purchase warrant (each a “Warrant” and together the “Warrants”).  Each Warrant will be exercisable no later than sixty months from the date of the issuance thereof to purchase one common Share of the Company’s stock at an exercise price of $0.15.  Once the Company has obtained a Record of Decision from the federal Bureau of Land Management approving an Environmental Impact Statement for the Longstreet Project, the Company, at its sole discretion may call the Warrants issued hereunder as due and exercisable by providing the holders of the Warrants with 60-day written notice of same.

As of July 31, 2016, the Company raised a total of $137,500 which is included as “Deposits on Stock Subscriptions” on the balance sheet.

NOTE 8 – SUBSEQUENT EVENTS

On August 23, 2016, the Company paid $85,000 in principal and $2,224 in accrued interest to the Chairman of the Board of Directors in satisfaction of two notes payable, related party (Note 4).  The Chairman subsequently deposited $150,000 for the Company’s ongoing private placement offering (Note 7).

As of September 2, 2016, the Company raised a total of $537,500 in a private placement offering (Note 7).

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

•

Risks related to environmental concerns;

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

Star Gold Corp. currently leases with an option to acquire unpatented mining claims located in the State of Nevada which in part make up what we refer to as the Longstreet Property. The Longstreet Property in its entirety comprises 125 mineral claims (75 original optioned claims, of which 70 are unpatented staked claims and five claims leased from local ranchers), as well as 50 recently staked claims by Star Gold, covering a total area of approximately 2,500 acres (1,012 ha). The Longstreet property is at an intermediate stage of exploration.

The Company has no patents, licenses, franchises or concessions which are considered by the Company to be of importance.  The business is not of a seasonal nature.  Since the potential products are traded in the open market, the Company has no control over the competitive conditions in the industry.

Overview of Mineral Exploration and Current Operations

Star Gold Corp. is an exploration stage mineral company with no producing mines.  Mineral exploration is essentially a research activity that does not produce a product.  As such the Company acquires properties which it believes have potential to host economic concentrations of minerals, particularly gold and silver.  These acquisitions have and may take the form of obtaining or leasing unpatented mining claims on federal land or on private property owned by third parties.  An unpatented mining claim is an interest that can be acquired to the mineral rights on open lands of the federal owned public domain.  Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management.   The Company intends to remain in the business of exploring for mining properties that have the potential to produce gold, silver, base metals and other commodities.

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

2.

Water rights negotiations and requirements commenced in late 2015 and will be ongoing.

3.

Cultural Resource Studies began in July 2016.

With the exception of hydrology related drilling, the Company does not intend to drill further at Longstreet deposit until permitting has been completed.

Funds being raised pursuant to our current private placement (see Notes 7 and 8) are intended to finish all necessary studies and should be sufficient to progress from completing the necessary studies and into preparing an Environmental Impact Statement.

The preliminary budget for Fiscal Year End April 2017:

STAR GOLD CORP. – LONGSTREET Au-Ag PROJECT, NEVADA
Permit fees	$45,000
Flora and fauna contractor	30,000
Cultural studies	130,000
Water rights costs	65,000
Geochemistry	40,000
Engineering for pads, air, permit, initial plan	85,000
Aerial mapping	15,000
Plan of Operations	80,000
Project management	33,000
Hydrology	120,000
Contingency	34,000
Total	$677,000

The hydrology work is contingent on securing additional financing.

Based upon the current condition of the capital markets, mineral prices and the state of the Longstreet project, management reasonably believes it can source additional capital in the investment markets in the coming months and years.  The Company may also consider other sources of funding, including potential mergers, joint ventures and/or farm-out a portion of its exploration properties.

Future liquidity and capital requirements depend on many factors including timing, cost and progress of the Company's exploration efforts.  The Company will consider additional public offerings, private placement, mergers or debt instruments.

Additional financing will be required in the future to complete all necessary steps to apply for final permits required to allow the Company to commence any construction of our mining facilities and to begin production of any minerals present in economically viable quantities. Although the Company believes it will be able to source additional financing there are no guarantees any needed financing will be available at the time needed or on acceptable terms, if at all.  If the Company is unable to raise additional financing when necessary, it may have to delay exploration efforts or property acquisitions, or be forced to cease operations.  Collaborative arrangements may require the Company to relinquish rights to certain of its mining claims.

RESULTS OF OPERATIONS

The Company has earned no revenues from operations in 2016 or 2015 and does not anticipate earning any revenues, from operations, in the foreseeable future. Star Gold Corp. is an exploration stage company and presently is seeking additional business opportunities.

	For the three months ended July 31,
	2016	2015	$ Change	% Change
Mineral exploration expense	$100,797	$113,455	$(12,658)	(11.2%)
Legal and professional fees	28,774	21,734	7,040	32.4%
Management and administrative	26,835	26,159	676	2.6%
Depreciation	1,350	1,350	-	0.0%
Other expense (income)	1,810	2,321	(511)	(22.0%)
NET LOSS	$159,566	$165,019	$(5,453)	(3.3%)

Total expenses for the three months ended July 31, 2016 of $159,566 decreased $5,453 from total expenses of $165,019 for the comparable period ended July 31, 2015.  The Company reduced field exploration and drilling activities during the three months ended July 31, 2016 compared to the prior period.

Mineral exploration and consultants expense

	For the three months ended July 31,
	2016	2015	$ Change	% Change
Drilling and field work	$2,103	$4,891	$(2,788)	(57.0%)
Environmental and permitting	74,976	63,629	11,347	17.8%
Technical consultants	-	15,298	(15,298)	(100.0%)
Claims	23,718	29,637	(5,919)	(20.0%)
Total mineral exploration expense	$100,797	$113,455	$(12,658)	(11.2%)

Mineral exploration expense for the three months ended July 31, 2016 was $100,797 a decrease of $12,658 from the three months ended July 31, 2015 expense of $113,455.   During the three months ended July 31, 2015, the Company engaged technical consultants, engineers and biologists to conduct studies and activities related to the environmental and permitting phase on the Longstreet project.

The emphasis on exploration expense in the current year is on conducting environmental and engineering work geared toward permitting of an open pit heap leach pad operation at Longstreet.

Legal and professional fees

	For the three months ended July 31,
	2016	2015	$ Change	% Change
Audit and accounting	$14,684	$17,500	$(2,816)	(16.1%)
Legal fees	3,770	4,540	(770)	(17.0%)
Public company expense	10,320	(680)	11,000	(1,617.6%)
Investor relations	-	374	(374)	(100.0%)
Total legal and professional fees	$28,774	$21,734	$7,040	32.4%

Total legal and professional fees increased $7,040 (32.4%) for the three months ended July 31, 2016 from the three months ended July 31, 2015.  This is primarily related to recognition of the Company’s annual public company costs related to listing and certification which were recorded in a different comparable period in prior years.

Legal fees decreased $770 for the three months ended July 31, 2016 from the three months ended July 31, 2015.  The Company expects a slight increase in legal fees during the subsequent three months as a result of ongoing legal matters related to corporate governance and private placements.

Audit and accounting fees for the three months ended July 31, 2016 decreased $2,816 (16.1%) compared to the three months ended July 31, 2015. The annual audit of the Company’s financial statements came in on budget.  The Company expects its audit and accounting fees for the subsequent fiscal quarter to remain relatively constant per a fixed fee engagement with the audit firm.

Management and administrative expense

	For the three months ended July 31,
	2016	2015	$ Change	% Change
Auto and travel	$4,199	$1,305	$2,894	221.8%
General administrative and insurance	8,750	8,490	260	3.1%
Management fees and payroll	13,295	11,434	1,861	16.3%
Office and computer expense	376	1,604	(1,228)	(76.6%)
Rent and lease expense	-	2,500	(2,500)	(100.0%)
Stock based compensation	215	291	(76)	(26.1%)
Telephone and utilities	-	535	(535)	(100.0%)
Total management and administrative	$26,835	$26,159	$676	2.6%

Management and administrative expenses for the three months ended July 31, 2016 increased $676 to $26,835 compared to 2015 expenses of $26,159 resulting primarily from increases in travel expense in the current quarter.

Management fees and payroll of $13,295 for the three months ended July 31, 2016, increased $1,861 compared to the three months ended July 31, 2015.  The Company expects management fees and payroll to remain relatively constant through the remainder of fiscal year 2017.

During the three months ended July 31, 2015, the Company terminated its lease of office premises with a related party resulting in a monthly savings of $2,500 plus common area expenses.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	July 31, 2016	April 30, 2016
Working capital (deficit)	$(121,072)	$(70,571)
Total assets	419,007	358,202
Accumulated deficit	9,477,075	9,317,509
Stockholders’ equity	99,728	259,079

WORKING CAPITAL	July 31, 2016	April 30, 2016
Current assets	$60,707	$10,552
Current liabilities	181,779	81,123
Working capital (deficit)	$(121,072)	$(70,571)

	For the three months ended July 31,
CASH FLOWS	2016	2015
Cash flow used by operating activities	$(127,396)	$(81,406)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	189,500	206,084
Net increase in cash during period	$50,104	$112,678

The Company total assets increased to $419,007 at July 31, 2016 compared to $358,202 at April 30, 2015, primarily as a result of an increase in cash balance related to an ongoing private placement of the Company’s common stock.

Equipment and mining interest, net of depreciation increased from $326,050 at April 30, 2016 to $336,700 at July 31, 2016 as a result of the acquisition of additional mining interests in thee Clifford claims at the Longstreet Property.

At July 31, 2016, the Company had a working capital deficit of $121,072, primarily related to short term promissory notes due to a related party.  Subsequent to July 31, 2016, the Company repaid all short term promissory notes due to a related party.

The Company is in compliance with all obligations of the Longstreet Property Option Agreement including required cumulative exploration expenditures.  During the three months ended, the Company gave notice of termination on the Jet and Excalibur Property Option Agreements.

As of July 31, 2016, the Company had cash of $51,889.  Since inception, the sources of the Company’s financing have been through offerings of its equity and debt securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is likely dependent upon the Company’s ability to obtain additional financing in the future.

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

The Company is engaged in a private placement offering that raised a total of $537,500 as of August 30, 2016.  The private placement consists of the sale of Units (each a “Unit” and together, the “Units”) at $0.06 per Unit. Each Unit will consist of one common share of the Company (each a “Common Share” and together, the “Common Shares”) and one common share purchase warrant (each a “Warrant” and together, the “Warrants”). Each Warrant will be exercisable no later than sixty months from the date of issuance thereof to purchase one Common Share of the Company’s stock at an exercise price of $0.15.  Once the Corporation has obtained all permits necessary to begin site development and construction at its Longstreet Project, the Corporation, at its sole discretion, may call the Warrants issued hereunder as due and exercisable by providing holders of Warrants with 60 days’ written notice of same.

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

Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2016 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

Management has identified one material weakness and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

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

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.   Management is currently evaluating avenues for mitigating the Company's internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization, Since the Company has not generated any significant revenues, the Company is limited in its options for remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of July 31, 2016.

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended July 31, 2016.

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

ITEM 1A.

RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2016 which was filed with the SEC on August 15, 2016.

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

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation. (1)

3.2	Bylaws, as amended. (1)

4.1	Form of Share Certificate. (1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp. (1)

10.2	Declaration of Trust executed by Guy R. Delorme. (1)

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC, on February 02, 2012, as an exhibit to form 8-K.
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

STAR GOLD CORP.

Date:	September 2, 2016	By:	/s/ David Segelov
President
(Principal Executive Officer)

Date:	September 2, 2016		/s/Kelly J. Stopher
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)