Form 10-Q
period 2016-10-31
Star Gold Corp.
filed 2016-12-20
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended October 31, 2016

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

As of December 10, 2016, there were 54,836,627 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT OCTOBER 31, 2016 AND APRIL 30, 2016

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2016 AND 2015

STATEMENTS OF CASH FLOWS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2016 AND 2015

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

BALANCE SHEETS

	October 31, 2016	April 30, 2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$338,232	$1,785
Prepaid expenses	13,587	8,767
TOTAL CURRENT ASSETS	351,819	10,552
EQUIPMENT AND MINING INTEREST, net (NOTE 3)	335,349	326,050
RESTRICTED CASH	21,600	21,600
TOTAL ASSETS	$708,768	$358,202
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,794	$53,742
Other accrued liabilities	31,250	12,381
Notes payable, related party (NOTE 4)	-	15,000
TOTAL CURRENT LIABILITIES	58,044	81,123
LONG TERM LIABILITIES:
Deposits on stock subscriptions	-	18,000
TOTAL LONG TERM LIABILITIES	-	18,000
TOTAL LIABILITIES	58,044	99,123
COMMITMENTS AND CONTINGENCIES (NOTE 3)	-	-
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 54,836,726 and 40,836,726 shares issued and outstanding, respectively	54,837	40,837
Additional paid-in capital	10,348,528	9,535,751
Accumulated deficit	(9,752,641)	(9,317,509)
TOTAL STOCKHOLDERS' EQUITY	650,724	259,079
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$708,768	$358,202

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended October 31,		Six months ended October 31,
	2016	2015	2016	2015
OPERATING EXPENSE
Mineral exploration expense	$43,669	$86,231	$144,466	$199,686
Legal and professional fees	20,737	11,480	49,511	33,214
Management and administrative	209,244	21,268	236,079	47,428
Depreciation	1,351	1,351	2,701	2,700
TOTAL OPERATING EXPENSES	275,001	120,330	432,757	283,028
LOSS FROM OPERATIONS	(275,001)	(120,330)	(432,757)	(283,028)
OTHER INCOME (EXPENSE)
Interest income (expense)	(565)	(359)	(2,375)	(2,680)
TOTAL OTHER INCOME (EXPENSE)	(565)	(359)	(2,375)	(2,680)
NET LOSS BEFORE INCOME TAXES	(275,566)	(120,689)	(435,132)	(285,708)
Provision for income tax	-	-	-	-
NET INCOME	$(275,566)	$(120,689)	$(435,132)	$(285,708)

Basic and diluted loss per share	$(0.01)	$ Nil	$(0.01)	$(0.01)

Basic and diluted weighted average number shares outstanding	43,728,030	37,333,291	42,282,378	36,964,509

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(435,132)	$(285,708)
Adjustments to reconcile net loss to cash used by operating activities
Stock based compensation	126,777	488
Depreciation	2,701	2,700
Changes in operating assets and liabilities:
Prepaid expenses	(4,820)	60,063
Accounts payable	(26,948)	24,428
Other accrued liabilities	18,869	(16,571)
Net cash used by operating activities	(318,553)	(214,600)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	70,000	40,000
Repayment of notes payable, related party	(85,000)	(129,579)
Proceeds from sale of common stock and warrants	682,000	424,100
Net cash provided by financing activities	667,000	334,521
Net increase in cash and cash equivalents	336,447	107,921
CASH AT BEGINNING OF PERIOD	$1,785	$5,358
CASH AT END OF PERIOD	$338,232	$113,279

NON-CASH FINANCING AND INVESTING ACTIVITYACACTIVITIES:
Reduction of note payable, related party by vendor refund	$-	$12,337

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2016

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the "Company") was initially incorporated as Elan Development, Inc., in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada but the Company is currently focusing on gold, silver and other base metal-bearing properties in Nevada.

The Company's main business consists of assembling and/or acquiring land packages and mining claims the Company believes have potential mining reserves, and expending capital to explore these claims by drilling, and performing geophysical work or other exploration work deemed necessary.  The business is a high-risk business as there is no guarantee that the Company's exploration work will ultimately discover or produce any economically viable minerals.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six-month period ended October 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2017.  All amounts presented are in U.S. dollars.  For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of October 31, 2016, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $9,752,641, and at October 31, 2016, the Company's working capital was $293,775.   Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern. In the event the Company is unable to fulfill the annual exploration expenditures as specified in the Property Option Agreement (Note 3), the Company will default on the agreement(s) and surrender its right to future claims on the respective property.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2016

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

Restricted cash

Restricted cash constitutes cash held as collateral for the faithful performance of bonds securing exploration permits.

Financial Instruments

The Company's financial instruments include cash and cash equivalents and reclamation bonds.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2016.

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

At October 31, 2016 and April 30, 2016, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2016

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

The outstanding securities at October 31, 2016 and 2015, that could have a dilutive effect are as follows:

	October 31, 2016	October 31, 2015
Stock options	5,185,000	3,058,667
Warrants	19,855,400	5,855,400
TOTAL POSSIBLE DILUTION	25,040,400	8,914,067

For the three and six month periods ended October 31, 2016 and 2015, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

Income Taxes

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2016

The Company recognizes provision for income tax using the liability method.  Deferred income tax liabilities or assets at the end of each period are determined using the tax rates expected to be in effect when the taxes are paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

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

NOTE 3 – EQUIPMENT AND MINING INTEREST

The following is a summary of the Company's equipment and mining interest at October 31,2016 and April 30, 2015.

	October 31, 2016	April 30, 2016
Equipment	$27,007	$27,007
Less accumulated depreciation	(25,657)	(22,956)
Equipment, net of accumulated depreciation	1,350	4,051
Mining interest - Longstreet	333,999	321,999
TOTAL EQUIPMENT AND MINING INTEREST	$335,349	$326,050

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

For the six months ended October 31, 2016, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet property related to the Clifford claims.

The schedule of annual payments, minimum expenditures and number of stock options to be issued pursuant to the amended Longstreet Property Option Agreement of January 5, 2016, is as follows:

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2016

Required annual expenditure between:	Required Expenditure	Cash payment(1)	Stock options
January 17, 2016 through January 16, 2017	$150,000	$25,000	25,000
January 17, 2017 through January 16, 2018	300,000	35,000	40,000
January 17, 2018 through January 16, 2019	500,000	40,000	45,000
January 17, 2019 through January 16, 2020	700,000	45,000	50,000
Payment due upon transfer but no later than January 16, 2021	-	85,000	-
TOTAL	$1,650,000	$230,000	160,000

(1)

Does not include $12,000 annual advance royalty payment related to Clifford claims.

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 16, April 10 and April 14, 2015, the Company entered into short term promissory notes with the Company’s Chairman of the Board of Directors in the aggregate amount of $101,916.  The notes matured on December 31, 2015 and bore interest at 8% per annum with bi-monthly payments of $450 commencing on August 1, 2015. The notes and accrued interest were paid in full during the year ended April 30, 2016.

On March 20, 2016, the Company entered into short term promissory note with the Company’s Chairman of the Board of Directors in the amount of $15,000.  The Note originally had a maturity date of December 31, 2016.  The full amount of principal and all accrued interest were paid in full on August 23, 2016.

On May 4, 2016, the Company entered into short term promissory note with the Company’s Chairman of the Board of Directors in the amount of $70,000.  The Note originally had a maturity date of December 31, 2016.  The full amount of principal and all accrued interest were paid in full on August 23, 2016.

For the three months ended October 31, 2016 and 2015, interest expense on the short term promissory notes in aggregate was $1,656 and $2,113 respectively.  For the six months ended October 31, 2016 and 2015, interest expense on the short term promissory notes in aggregate was $2,093 and $2,320, respectively.

NOTE 5– COMMON STOCK

On October 12, 2015, the Company completed a private placement of its securities wherein it raised a total of $424,100 (the “2015 Offering”).  The 2015 Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.10.  Pursuant to the Offering, the Company issued 4,241,000 shares of its common stock and warrants to purchase an additional 4,241,000 shares of its common stock.  Warrants issued pursuant to the Offering entitle the holders thereof to purchase shares of common stock for the price of $0.20 per share.  The term of each warrant is for five years commencing with its issuance date.

On October 12, 2016, the Company issued 14,000,000 shares of its common stock and warrants to purchase an additional 14,000,000 shares of its common stock to 24 investors pursuant to a private placement of its securities (the “2016 Offering”).  The 2016 Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.05.  Warrants issued pursuant to the 2016 Offering entitled the holders thereof to purchase shares of common stock for the price of $0.15 per share.  The term of each warrant is for five years commencing with its issuance date.  The Company closed the 2016 Offering and having raised a total of $700,000 ($18,000 in fiscal year ended April 30, 2016 and $682,000 in six months ended October 31, 2016).

NOTE 6 - STOCK OPTIONS

Options issued for mining interest

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2016

In consideration for mining interests (see Note 3), the Company is obligated to issue stock options to purchase shares of the Company’s common stock based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on properties for the three and six months ended October 31, 2016 and October 31, 2015, respectively:

	For the three and six months ended October 31, 2016		For the three and six months ended October 31, 2015
	Options	Price (a)	Options	Price (a)
Beginning balance	375,000	$0.32	350,000	$0.34
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Ending balance	375,000	$-	350,000	$0.34

(a) Weighted average exercise price.

Options issued for consulting services

As per an agreement fully executed on October 3, 2012, in consideration for consulting and advisory services rendered, the Company was obligated to issue a total of 1,000 stock options based on 5 day variable weighted-average price (VWAP) at the end of each month of the associated consulting contract.  The stock options had a term of 1 year.   The consultant options vested on the first day of the following month of service and were exercisable for a period of six months following the termination of the agreement.  The Company estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

	For the six months ended
	October 31, 2016	October 31, 2015
Options issued	3,000	6,000
Weighted average exercise price	$0.06	$0.10
Weighted average volatility	440.2% to 452.3%	244.4% to 307.6%
Weighted average life remaining	0.46	0.46
Risk free rate	0.48% to 0.54%	0.25% to 0.28%.

The following is a summary of the Company’s options issued and outstanding associated with the consulting agreement:

	For the three months ended October 31,
	2016		2015
	Options	Price (a)	Options	Price (a)
Beginning balance	12,000	$0.08	12,000	$0.16
Issued	-	-	3,000	0.07
Exercised	-	-	-	-
Rescinded/expired	(12,000)	(0.08)	(3,000)	(0.25)
Ending balance	-	$-	12,000	$0.11

(a)

Weighted average exercise price.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2016

	For the six months ended October 31,
	2016		2015
	Options	Price (a)	Options	Price (a)
Beginning balance	12,000	$0.16	12,000	$0.34
Issued	3,000	0.06	6,000	0.09
Exercised	-	-	-	-
Rescinded/expired	(15,000)	(0.10)	(6,000)	(0.24)
Ending balance	-	$-	12,000	$0.11

(a) Weighted average exercise price.

Total charged against operations under the option grants for consulting services was $Nil and $195, for the three months ended October 31, 2016 and 2015, respectively.   Total charged against operations under the option grants for consulting services was $215 and $488, for the six months ended October 31, 2016 and 2015, respectively.  These costs are classified as management and administrative expense.

Effective August 1, 2016, the consulting agreement was terminated and all outstanding options issued for consulting services were rescinded by mutual consent of the parties.

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

On October 18, 2016, the Company rescinded 2,696,667 fully vested options previously granted under the Stock Option plan with a weighted average exercise price of $0.37.  The Company re-issued the options and an additional 2,116,333 options to purchase shares of the Company’s common stock, or a total of 4,813,000 options, with an exercise price of $0.06 per share.  The options vested immediately and have a term of 5 years.  The difference between the fair value of the options rescinded and the options granted was treated as a re-pricing event and the Company recognized stock-based compensation in the amount of $126,562 for the three and six months ended October 31, 2016.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2016

The Company estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

	For the six months ended October 31,
	2016	2015
Options re-priced/issued	4,810,000	N/A
Expected volatility	329.9%	N/A
Expected term	5 years	N/A
Risk free rate	1.24%	N/A

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	For the three and six months ended October 31,
	2016		2015
	Options	Price (a)	Options	Price (a)
Beginning balance	2,696,667	$0.37	2,696,667	$0.37
Issued	4,810,000	0.06	-	-
Exercised	-	-	-	-
Expired/Repriced	(2,696,667)	0.37	-	-
Ending balance	4,810,000	$0.06	2,696,667	$0.37

(a) Weighted average exercise price.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of October 31, 2016:

	Options outstanding and exercisable
Date of Grant	Number	Price (a)	Remaining term (b)

October 18, 2016	4,810,000	0.06	4.97
Total options	4,810,000	$0.06	4.97

(a)

Weighted average exercise price per shares

(b)

Weighted average remaining contractual term in years.

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of October 31, 2016, there was no unrecognized compensation cost related to stock-based options and awards.

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2016

	Expiration Date	Options	Weighted Average Exercise Price
Options issued for mining interests	April 22, 2019 through January 15, 2025	375,000	$0.32
Options issued under Stock Option Plan	October 18, 2021	4,810,000	0.06
Outstanding at October 31, 2016		5,185,000	$0.08

Total vest stock options		5,185,000

The aggregate intrinsic value of all options vested and exercisable at October 31, 2016, was $203,370 based on the Company's closing price of $0.102 per common share at October 31, 2016.  The Company's current policy is to issue new shares to satisfy option exercises.

NOTE 7 - WARRANTS

The following is a summary of the Company’s warrants activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2015	1,614,400	$0.23
Issued – October 12, 2015	4,241,000	0.20
Balance outstanding at April 30, 2016	5,855,400	$0.21
Issued – October 12, 2016	14,000,000	0.15
Balance outstanding at October 31, 2016	19,855,400	$0.17

The composition of the Company’s warrants outstanding at October 31, 2016, is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price
July 29, 2014	July 29, 2019	1,614,400	$0.23
October 12, 2015	October 12, 2020	4,241,000	0.20
October 12, 2016	October 12, 2021	14,000,000	0.15
		19,855,400	$0.17

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2016.  The following statements may be forward-looking in nature and actual results may differ materially.

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

Funds raised pursuant to our most recent private placement (see Note 5) are intended to finish all necessary studies and should be sufficient to progress from completing the necessary studies and into preparing an Environmental Impact Statement.

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

	For the three months ended October 31,
	2016	2015	$ Change	% Change
Mineral exploration expense	$43,669	$86,231	$(42,562)	(49.4%)
Legal and professional fees	20,737	11,480	9,257	80.6%
Management and administrative	209,244	21,268	187,976	883.8%
Depreciation	1,351	1,351	-	0.0%
Other expense (income)	565	359	206	57.4%
NET LOSS	$275,566	$120,689	$154,877	128.3%

Total expenses for the three months ended October 31, 2016 of $275,566 increased $154,877 from total expenses of $120,689 for the comparable period ended October 31, 2015.  The Company reduced field exploration and drilling activities during the three months ended October 31, 2016 compared to the prior period.

	For the six months ended October 31,
	2016	2015	$ Change	% Change
Mineral exploration expense	$144,466	$199,686	$(55,220)	(27.7%)
Legal and professional fees	49,511	33,214	16,297	49.1%
Management and administrative	236,079	47,428	188,651	397.8%
Depreciation	2,701	2,701	-	0.0%
Other expense (income)	2,375	2,680	(305)	(11.4%)
NET LOSS	$435,132	$285,709	$149,423	52.3%

Total expenses for the six months ended October 31, 2016 of $435,132 increased $149,424 from total expenses of $285,708 for the comparable period ended October 31, 2015.  The Company reduced field exploration and drilling activities during the six months ended October 31, 2016, compared to the prior period.

Mineral exploration and consultants expense

	For the six months ended October 31,
	2016	2015	$ Change	% Change
Drilling and field work	$965	$-	$965	N/A
Environmental and permitting	42,704	82,853	(40,149)	(48.5%)
Technical consultants	-	3,378	(3,378)	(100.0%)
Claims	-	-	-	N/A
Total mineral exploration expense	$43,669	$86,231	$(42,562)	(49.4%)

Mineral exploration expense for the three months ended October 31, 2016 was $43,669 a decrease of $42,562 from the three months ended October 31, 2015 expense of $86,231.  During the three months ended October 31, 2015, the Company engaged technical consultants, engineers and biologists to conduct studies and activities related to the environmental and permitting phase on the Longstreet project.

	For the six months ended October 31,
	2016	2015	$ Change	% Change
Drilling and field work	$3,068	$4,891	$(1,823)	(37.3%)
Environmental and permitting	117,680	146,482	(28,802)	(19.7%)
Technical consultants	-	18,676	(18,676)	(100.0%)
Claims	23,718	29,637	(5,919)	(20.0%)
Total mineral exploration expense	$144,466	$199,686	$(55,220)	(27.7%)

Mineral exploration expense for the six months ended October 31, 2016, was $144,466 compared to $199,686 for the six months ended October 31, 2015.  Claims expense decreased $5,919 for the six month comparable period as a result of the Company’s non-renewal of its Excalibur property agreement.

Environmental and permitting expenses decreased from $146,482 for the six months ended October 31, 2015, to $117,680 for the six months ended October 31, 2016.  The Company performed extensive flora and fauna studies in 2015 which did not recur in 2016.  Technical consultants engaged during the six months ended October 31, 2015 were reclassified in 2016 to project management roles.

The emphasis on exploration expense in the current year is on conducting environmental and engineering work geared toward permitting of an open pit heap leach pad operation at Longstreet rather than additional exploratory drilling.

Legal and professional fees

	For the three months ended October 31,
	2016	2015	$ Change	% Change
Audit and accounting	$5,925	$5,704	$221	3.9%
Legal fees	12,397	4,975	7,422	149.2%
Public company expense	990	501	489	97.6%
Investor relations	1,425	300	1,125	375.0%
Total legal and professional fees	$20,737	$11,480	$9,257	80.6%

Total legal and professional fees increased $9,257 for the three months ended October 31, 2016 from the three months ended October 31, 2015.  This is primarily related to professional fees incurred with respect to the Company’s private placement documentation and filings.

Legal fees increased $7,422 (149.2) for the three months ended October 31, 2016 from the three months ended October 31, 2015.  The increase in legal fees was a result of ongoing legal matters related to corporate governance and private placements.

Audit and accounting fees for the three months ended October 31, 2016 increased $221 (3.9%) compared to the three months ended October 31, 2015. The annual audit of the Company’s financial statements came in on budget.  The Company expects its audit and accounting fees for the subsequent fiscal quarter to remain relatively constant per a fixed fee engagement with the audit firm.

	For the six months ended October 31,
	2016	2015	$ Change	% Change
Audit and accounting	$20,609	$23,204	$(2,595)	(11.2%)
Legal fees	16,167	9,515	6,652	69.9%
Public company expense	11,310	(179)	11,489	(6,418.4%)
Investor relations	1,425	674	751	111.4%
Total legal and professional fees	$49,511	$33,214	$16,297	49.1%

For the six months ended October 31, 2016, total legal and professional fees increased $16,297 over the six months ended October 31, 2015.  This is primarily related to annual market listing fees paid during the six month period.

Legal fees increased $6,652 for the six months ended October 31, 2016 compared to the six months ended October 31, 2015.  The increase in legal fees was a result of ongoing legal matters related to corporate governance and private placements.

Audit and accounting fees for the six months ended October 31, 2016 decreased $2,595 compared to the six months ended October 31, 2015. The annual audit of the Company’s financial statements came in on budget.

Management and administrative expense

	For the three months ended October 31,
	2016	2015	$ Change	% Change
Auto and travel	$11,448	$-	$11,448	N/A
General administrative and insurance	49,550	8,545	41,005	479.9%
Management fees and payroll	12,159	11,450	709	6.2%
Office and computer expense	2,551	801	1,750	218.5%
Rent and lease expense	4,750	-	4,750	N/A
Stock based compensation	126,562	195	126,367	64,803.6%
Telephone and utilities	2,224	277	1,947	702.9%
Total management and administrative	$209,244	$21,268	$187,976	883.8%

Management and administrative expenses increased $187,976 to $209,244 for the three months ended October 31, 2016 compared to 2015 expenses of $21,268 resulting primarily from repricing and issuance of stock options in the current quarter.  Stock options are a non-cash expense.

General administrative and insurance expense increased $41,005 for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 as a result of an advertising and investor awareness expense of $40,800.

	For the six months ended October 31,
	2016	2015	$ Change	% Change
Auto and travel	$15,647	$1,305	$14,342	1,099.0%
General administrative and insurance	58,300	17,035	41,265	242.2%
Management fees and payroll	25,454	22,884	2,570	11.2%
Office and computer expense	2,927	2,406	521	21.7%
Rent and lease expense	4,750	2,500	2,250	90.0%
Stock based compensation	126,777	486	126,291	25,985.8%
Telephone and utilities	2,224	812	1,412	173.9%
Total management and administrative	$236,079	$47,428	$188,651	397.8%

Management and administrative expenses of $236,079 for the six months ended October 31, 2016 increased $188,651 compared to 2015 expenses of $47,428 resulting primarily from repricing and issuance of stock options in the current quarter.  Stock options are a non-cash expense.

Auto and travel increased $14,342 for the six months ended October 31, 2016 compared to the six months ended October 31, 2015 related to increased travel related to raising capital.

General administrative and insurance expense increased $41,265 for the six months ended October 31, 2016 compared to the six months ended October 31, 2015 as a result of an advertising and investor awareness expense of $40,800.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	October 31, 2016	April 30, 2016
Working capital (deficit)	$293,775	$(70,571)
Total assets	708,768	358,202
Accumulated deficit	9,752,641	9,317,509
Stockholders’ equity	650,724	259,079

WORKING CAPITAL	October 31, 2016	April 30, 2016
Current assets	$351,819	10,552
Current liabilities	58,044	81,123
Working capital (deficit)	$293,775	(70,571)

	For the six months ended October 31,
CASH FLOWS	2016	2015
Cash flow used by operating activities	$(318,553)	$(214,600)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	667,000	334,521
Net increase in cash during period	$336,447	$107,921

The Company total assets increased to $708,768 at October 31, 2016 compared to $358,202 at April 30, 2016, primarily as a result of an increase in cash balance related to the  private placement of the Company’s common stock.

Equipment and mining interest, net of depreciation increased from $326,050 at April 30, 2016 to $335,349 at October 31, 2016 as a result of the acquisition of additional mining interests in thee Clifford claims at the Longstreet Property.

At October 31, 2016, the Company had a working capital of $293,775 primarily related to cash balance from the Company’s most recent private placement of its securities.

The Company is in compliance with all obligations of the Longstreet Property Option Agreement including required cumulative exploration expenditures.

As of October 31, 2016, the Company had cash of $338,232.  Since inception, the sources of the Company’s financing have been through offerings of its equity and debt securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is likely dependent upon the Company’s ability to obtain additional financing in the future.

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

The Company completed as of October 31, 2016, a private placement offering that raised a total of $700,000.  The private placement consisted of the sale of Units at $0.05 per Unit. Each Unit consists of one common share of the Company’s common stock and one common share purchase warrant.  Each Warrant is exercisable no later than sixty months from the date of issuance thereof to purchase one Common Share of the Company’s stock at an exercise price of $0.15.  Once the Company has obtained all permits necessary to begin site development and construction at its Longstreet Project, the Company, at its sole discretion, may call the Warrants as due and exercisable by providing the Warrant holders of Warrants with 60 days’ written notice.

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

The Company’s plans for its long-term continuation as a going concern include financing future operations through sales of our common stock and/or debt and the eventual profitable exploitation of the Company's mining properties.  These plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for an interest in the Company’s properties and/or any minerals it may produce in the future.

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

Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2016, and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

Management has identified one material weakness and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

•

Inappropriate Segregation of Duties, as the same Officer was responsible for initiating and recording transactions, thereby creating segregation of duties weakness.

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

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.   Management is currently evaluating avenues for mitigating the Company's internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization, Since the Company has not generated any significant revenues, the Company is limited in its options for remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of October 31, 2016,.

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended October 31, 2016.

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

STAR GOLD CORP.

Date:	December 15, 2016	By:	/s/ David Segelov
President
(Principal Executive Officer)

Date:	December 15, 2016		/s/Kelly J. Stopher
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)

Exhibit 31.1

CERTIFICATION

PURSUANT TO SECTION 302 OF

THE SARBANES-OXLY ACT OF 2002

Rule 13a-14(a)/15d-14(a) Certifications.

I, David Segelov, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Star Gold Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the registrant, and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information;

and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

 Date: December 15, 2016

/s/ David Segelov
David Segelov President

 Exhibit 32.1 Certification of Chief Financial Officer

Pursuant to Section 302 of Sarbanes-Oxley Act

I, Kelly J. Stopher, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Star Gold Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) of the registrant, and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

 Date: December 15, 2016

/s/ KELLY J. STOPHER
Kelly J. Stopher

Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Star Gold Corp. a Nevada corporation (the "Company") on Form 10-Q for the period ending October 31, 2016, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David Segelov, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Star Gold Corp., and will be retained by Star Gold Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ David Segelov
David Segelov President December 15, 2016