Form 10-Q/A
period 2016-10-31
Star Gold Corp.
filed 2017-03-09
CIK 1401835

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

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q amends our 10-Q for the quarter ended October 31, 2016, as filed with the Commission on December 20, 2016 (the “Original 10-Q”), by including certain required materials formatted in Extensible Business Reporting Language (“XBRL”).  These XBRL-formatted materials were inadvertently omitted from the Original 10-Q due to time constrains.  No other information has been changed.

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

STAR GOLD CORP.

Date:	March 7, 2017	By:	/s/ David Segelov
President
(Principal Executive Officer)

Date:	March 7, 2017		/s/Kelly J. Stopher
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)