Form 10-Q
period 2017-01-31
Star Gold Corp.
filed 2017-03-17
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2017

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

As of March 15, 2017, there were 54,836,726 shares of issuer’s common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS (UNAUDITED)

BALANCE SHEETS AT JANUARY 31, 2017 AND APRIL 30, 2016

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2017 AND 2016

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2017 AND 2016

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

ITEM 1A.

RISK FACTORS.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.

DEFAULTS ON SENIOR SECURITIES

ITEM 4.

MINE SAFETY DISCLOSURES

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

STAR GOLD CORP.

BALANCE SHEETS

	January 31, 2017	April 30, 2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$225,686	$1,785
Other current assets	12,706	8,767
TOTAL CURRENT ASSETS	238,392	10,552
EQUIPMENT AND MINING INTEREST, net (NOTE 3)	360,874	326,050
OTHER ASSETS – NON-CURRENT	13,229	-
RESTRICTED CASH	21,600	21,600
TOTAL ASSETS	$634,095	$358,202
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,087	$53,742
Other accrued liabilities	9,000	12,381
Notes payable, related party (NOTE 5)	-	15,000
TOTAL CURRENT LIABILITIES	80,087	81,123
LONG TERM LIABILITIES:
Deposits on stock subscriptions	-	18,000
TOTAL LONG TERM LIABILITIES	-	18,000
TOTAL LIABILITIES	80,087	99,123
COMMITMENTS AND CONTINGENCIES (NOTE 3)	-	-
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 54,836,726 and 40,836,726 shares issued and outstanding, respectively	54,837	40,837
Additional paid-in capital	10,350,403	9,535,751
Accumulated deficit	(9,851,232)	(9,317,509)
TOTAL STOCKHOLDERS' EQUITY	554,008	259,079
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$634,095	$358,202

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended January 31,		Nine months ended January 31,
	2017	2016	2017	2016
OPERATING EXPENSE
Mineral exploration expense	$52,294	$35,716	$196,760	$235,402
Legal and professional fees	17,566	7,021	67,077	40,235
Management and administrative	27,301	35,923	263,380	83,352
Depreciation	1,350	1,351	4,051	4,051
TOTAL OPERATING EXPENSE	98,511	80,011	531,268	363,040
LOSS FROM OPERATIONS	(98,511)	(80,011)	(531,268)	(363,040)
OTHER INCOME (EXPENSE)
Interest income (expense)	(80)	(172)	(2,455)	(2,852)
TOTAL OTHER INCOME (EXPENSE)	(80)	(172)	(2,455)	(2,852)
NET LOSS BEFORE INCOME TAXES	(98,591)	(80,183)	(533,723)	(365,892)
Provision for income tax	-	-	-	-
NET INCOME (LOSS)	$(98,591)	$(80,183)	$(533,723)	$(365,892)

Basic and diluted loss per share	$ Nil	$ Nil	$(0.01)	$(0.01)

Basic and diluted weighted average number shares outstanding	54,836,726	40,836,726	46,467,161	38,255,248

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(533,723)	$(365,892)
Adjustments to reconcile net loss to cash used by operating activities
Stock based compensation	126,777	785
Depreciation	4,051	4,051
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(17,168)	65,179
Accounts payable	17,345	2,715
Other accrued liabilities	(3,381)	(7,571)
Net cash used by operating activities	(406,099)	(300,733)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(37,000)	(32,000)
Net cash used by investing activities	(37,000)	(32,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	70,000	40,000
Repayment of notes payable, related party	(85,000)	(129,579)
Proceeds from sale of common stock and warrants	682,000	424,100
Net cash provided by financing activities	667,000	334,521
Net increase in cash and cash equivalents	223,901	1,788
CASH AT BEGINNING OF PERIOD	$1,785	$5,358
CASH AT END OF PERIOD	$225,686	$7,146

NON-CASH FINANCING AND INVESTING ACTIVITYACACTIVITIES:
Reduction of note payable, related party by vendor refund	$-	$12,337
Options issued for mining interests	1,875	1,500
Stock issued on subscriptions	18,000	-

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2017

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended January 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2017.  All amounts presented are in U.S. dollars.  For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of January 31, 2017, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $9,851,232 and at January 31, 2017,  the Company's working capital was $158,305.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern. In the event the Company is unable to fulfill the annual exploration expenditures as specified in the Property Option Agreement (Note 3), the Company will default on the agreement(s) and surrender its right to future claims on the respective property.

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

JANUARY 31, 2017

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents and reclamation bonds.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at January 31, 2017.

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

At January 31, 2017 and April 30, 2016, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2017

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

The outstanding securities at January 31, 2017 and 2016, that could have a dilutive effect are as follows:

	January 31, 2017	January 31, 2016
Stock options	5,210,000	3,083,667
Warrants	19,855,400	5,855,400
TOTAL POSSIBLE DILUTION	25,065,400	8,939,067

For the three and nine month periods ended January 31, 2017 and 2016, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2017

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

NOTE 3 – EQUIPMENT AND MINING INTEREST

The following is a summary of the Company's equipment and mining interest at January 31, 2017 and April 30, 2016.

	January 31, 2017	April 30, 2016
Equipment	$27,007	$27,007
Less accumulated depreciation	(27,007)	(22,956)
Equipment, net of accumulated depreciation	-	4,051
Mining interest - Longstreet	360,874	321,999
TOTAL EQUIPMENT AND MINING INTEREST	$360,874	$326,050

The Longstreet Property

Pursuant to the Longstreet Property Option Agreement (the “Longstreet Agreement”) entered into by the Company on or about January 15, 2010, the Company leases, with an option to acquire, unpatented mining claims located in the State of Nevada known as the Longstreet Property.  On December 10, 2014, the Longstreet Agreement was amended revising the required expenditures and annual stock option obligation.

On January 5, 2016, the Longstreet Property Option Agreement was further amended revising the required expenditures and annual stock option obligation.  All allowable expenditures in excess of the required annual expenditures shall be carried-over to the subsequent year.

The Company is also obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual owners advance royalty payment of $12,000 related to the Clifford claims.

For the year ended April 30, 2016, the Company made an annual required payment to the optioner of $20,000 which is included in “Equipment and Mining Interest”. The Company issued options to purchase 25,000 shares of common stock with fair value of $1,500 (Note 6).

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2017

For the nine months ended January 31, 2017, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet property related to the Clifford claims.  The Company also made an annual required payment to the optioner of $25,000 which is included in “Equipment and Mining Interest”.  The Company issued options to purchase 25,000 shares of common stock with fair value of $1,875.

The schedule of annual payments, minimum expenditures and number of stock options to be issued pursuant to the amended Longstreet Agreement of January 5, 2016, is as follows:

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

As of the measurement date of January 31, 2017, the Company has made cumulative allowable expenditures of $2,319,581, a surplus of $269,581 over the required cumulative expenditures of $2,050,000.  As of January 31, 2017, the Company was in compliance with all provisions of the Longstreet Property Option Agreement.

NOTE 4 –OTHER ASSETS

On January 19, 2017, the Company entered into an Option and Lease of Water Rights with Stone Cabin Company, LLC (the “Water Rights Agreement”).  In exchange for a one-time payment of $20,000, the Water Rights Agreement granted Star Gold a three year option to commence a ten year lease of certain water rights in Nevada.  The water rights are for use in conjunction with the Company’s Longstreet Project. Lease payments for the water rights do not commence unless Star Gold exercises the option to lease. The Water Rights Agreement also granted Star Gold the ability to extend, upon additional option payments, the option to lease for up to an additional three years and the ability to extend the water rights lease (if exercised) for an additional ten year period.

The following is a summary of the Company's other assets at January 31, 2017 and April 30, 2016.

	January 31, 2017	April 30, 2016
Option on water rights lease	$20,000	$-
Prepaid insurance	5,935	8,767
	25,935	8,767
Less Other Assets - Current	(12,706)	(8,767)
Total Other Assets – Non-current	$13,229	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2017

On March 20, 2016, the Company entered into short term promissory note with the Company’s Chairman of the Board of Directors in the amount of $15,000.  The Note originally had a maturity date of December 31, 2016.  The full amount of principal and all accrued interest was paid on August 23, 2016.

On May 4, 2016, the Company entered into short term promissory note with the Company’s Chairman of the Board of Directors in the amount of $70,000.  The Note originally had a maturity date of December 31, 2016.  The full amount of principal and all accrued interest were paid in full on August 23, 2016.

For the three months ended January 31, 2017 and 2016, interest expense on the short term promissory notes in aggregate was $Nil and $2,113 respectively.  For the nine months ended January 31, 2017 and 2016, interest expense on the short term promissory notes in aggregate was $2,093 and $2,320 respectively.

NOTE 6– COMMON STOCK

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

On October 12, 2016, the Company issued 14,000,000 shares of its common stock and warrants to purchase an additional 14,000,000 shares of its common stock to 24 investors pursuant to a private placement of its securities (the “2016 Offering”).  The 2016 Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.05.  Warrants issued pursuant to the 2016 Offering entitled the holders thereof to purchase shares of common stock for the price of $0.15 per share.  The term of each warrant is for five years commencing with its issuance date.  The Company closed the 2016 Offering and having raised a total of $700,000 ($18,000 in fiscal year ended April 30, 2016 and $682,000 in nine months ended January 31, 2017).

NOTE 7 - STOCK OPTIONS

Options issued for mining interest

In consideration for mining interests (see Note 3), the Company is obligated to issue stock options to purchase shares of the Company’s common stock based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on properties for the three and nine months ended January 31, 2017 and January 31, 2016, respectively:

	For the three and nine months ended January 31, 2017		For the three and nine months ended January 31, 2016
	Options	Price (a)	Options	Price (a)
Beginning balance	375,000	$0.32	350,000	$0.34
Issued	25,000	0.08	25,000	0.06
Exercised	-	-	-	-
Expired	-	-	-	-
Ending balance	400,000	$0.30	375,000	$0.32

(a) Weighted average exercise price.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2017

Fair value of the option grants for mining interests for the three and nine months ended January 31, 2017 and 2016, was $1,875 and $1,500, respectively.  Those costs are capitalized as Mining Interests (Note 3).

Options issued for consulting services

As per an agreement fully executed on October 3, 2012, in consideration for consulting and advisory services rendered, the Company was obligated to issue a total of 1,000 stock options based on 5 day variable weighted-average price (VWAP) at the end of each month of the associated consulting contract.  The stock options had a term of 1 year.   The consultant options vested on the first day of the following month of service and were exercisable for a period of nine months following the termination of the agreement.

The following is a summary of the Company’s options issued and outstanding associated with the consulting agreement:

	For the three months ended January 31,
	2017		2016
	Options	Price (a)	Options	Price (a)
Beginning balance	-	$-	12,000	$0.34
Issued	-	-	3,000	0.10
Exercised	-	-	-	-
Expired	-	-	(3,000)	(0.24)
Ending balance	-	$-	12,000	$0.10

(a) Weighted average exercise price.

	For the nine months ended January 31,
	2017		2016
	Options	Price (a)	Options	Price (a)
Beginning balance	12,000	$0.16	12,000	$0.34
Issued	3,000	0.06	9,000	0.09
Exercised	-	-	-	-
Rescinded/expired	(15,000)	(0.10)	(9,000)	(0.17)
Ending balance	-	$-	12,000	$0.10

(a) Weighted average exercise price.

Total charged against operations under the option grants for consulting services was $Nil and $300, for the three months ended January 31, 2017 and 2016, respectively.   Total charged against operations under the option grants for consulting services was $Nil and $785 for the nine months ended January 31, 2017 and 2016, respectively.  These costs are classified as management and administrative expense.

Effective August 1, 2016, the consulting agreement was terminated and all outstanding options issued for consulting services were rescinded by mutual consent of the parties.

Options issued under the 2011 Stock Option/Restricted Plan

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2017

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

On October 18, 2016, the Company rescinded 2,696,667 fully vested options previously granted under the Stock Option plan with a weighted average exercise price of $0.37.  The Company re-issued the options and an additional 2,116,333 options to purchase shares of the Company’s common stock, or a total of 4,810,000 options, with an exercise price of $0.06 per share.  The options vested immediately and have a term of 5 years.  The difference between the fair value of the options rescinded and the options granted was treated as a re-pricing event and the Company recognized stock-based compensation in the amount of $126,562 for the nine months ended January 31, 2017.

The Company estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

	For the nine months ended January 31,
	2017	2016
Options re-priced/issued	4,810,000	N/A
Expected volatility	329.9%	N/A
Expected term	5 years	N/A
Risk free rate	1.24%	N/A

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	For the three months ended January 31,
	2017		2016
	Options	Price (a)	Options	Price (a)
Beginning balance	4,810,000	$0.06	2,696,667	$0.37
Issued	-	-	-	-
Exercised	-	-	-	-
Expired/Repriced	-	-	-	-
Ending balance	4,810,000	$0.06	2,696,667	$0.37

(a) Weighted average exercise price.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2017

	For the nine months ended January 31,
	2017		2016
	Options	Price (a)	Options	Price (a)
Beginning balance	2,696,667	$0.37	2,696,667	$0.37
Issued	4,810,000	0.06	-	-
Exercised	-	-	-	-
Expired/Repriced	(2,696,667)	(0.37)	-	-
Ending balance	4,810,000	$0.06	2,696,667	$0.37

(a) Weighted average exercise price.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of January 31, 2017:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Life
October 18, 2016	4,810,000	$0.06	4.72
Total options	4,810,000	$0.06	4.72

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of January 31, 2017, there was no unrecognized compensation cost related to stock-based options and awards.

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

	Expiration Date	Options	Weighted Average Exercise Price
Options issued for mining interests	April 22, 2019 through January 15, 2025	400,000	$0.30
Options issued under Stock Option Plan	October 18, 2021	4,810,000	0.06
Outstanding at January 31, 2017		5,210,000	$0.08

Total vest options		5,210,000

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2017

The aggregate intrinsic value of all options vested and exercisable at January 31, 2017, was $96,200 based on the Company's closing price of $0.08 per common share at January 31, 2017.  The Company's current policy is to issue new shares to satisfy option exercises.

NOTE 8 - WARRANTS

The following is a summary of the Company’s warrants activity (Note 6):

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2015	1,614,400	$0.23
Issued – October 12, 2015 (Note 6)	4,241,000	0.20
Balance outstanding at April 30, 2016	5,855,400	$0.21
Issued – October 12, 2016 (Note 6)	14,000,000	0.15
Balance outstanding at January 31, 2017	19,855,400	$0.17

The composition of the Company’s warrants outstanding at January 31, 2017, is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price
July 29, 2014	July 29, 2019	1,614,400	$0.23
October 12, 2015	October 12, 2020	4,241,000	0.20
October 12, 2016	October 12, 2021	14,000,000	0.15
		19,855,400	$0.17

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

Environmental Law

The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of the Company’s operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to the Company’s proposed operations may be encountered. The Company is currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Unless and until a mineral resource is proven, it is unlikely Star Gold Corp. operations will move beyond the exploration stage. If in the future the Company decides to proceed beyond exploration, there will be numerous notifications, permit applications, and other decisions to be addressed at that time.

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

3.

Cultural Resource Studies began in July 2016.

Due to the water requirements of the Longstreet Project additional water rights are required. Star Gold is currently in negotiation for these rights.  With the exception of hydrology related drilling, the Company does not intend to drill further at Longstreet deposit until permitting has been completed.

Funds raised pursuant to our most recent private placement (see Note 5) are intended to finish all necessary studies and should be sufficient to progress from completing the necessary studies and into preparing an Environmental Impact Statement.

In 2017, the most significant item apart from securing the required water rights is the development of a mine plan. This is currently in the process of being drafted.

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

RESULTS OF OPERATIONS

The Company has earned no revenues from operations in 2017 or 2016 and does not anticipate earning any revenues, from operations, in the foreseeable future. Star Gold Corp. is an exploration stage company and presently is seeking additional business opportunities.

	For the three months ended January 31,
	2017	2016	$ Change	% Change
Mineral exploration expense	$52,294	$35,716	$16,578	46.4%
Legal and professional fees	17,566	7,021	10,545	150.2%
Management and administrative	27,301	35,923	(8,622)	(24.0%)
Depreciation	1,350	1,351	(1)	(0.1%)
Other expense (income)	80	172	(92)	(53.5%)
NET LOSS	$98,591	$80,183	$18,408	23.0%

Total expenses for the three months ended January 31, 2017 of $98,591 increased $18,408 from total expenses of $80,183 for the comparable period ended January 31, 2016.  The Company incurred increased mineral exploration expense during the three months ended January 31, 2017 compared to the prior period primarily as a result of anthropological studies on the Longstreet Property project site.

	For the nine months ended January 31,
	2017	2016	$ Change	% Change
Mineral exploration expense	$196,760	$235,402	$(38,642)	(16.4%)
Legal and professional fees	67,077	40,235	26,842	66.7%
Management and administrative	263,380	83,352	180,028	216.0%
Depreciation	4,051	4,051	-	0.0%
Other expense (income)	2,455	2,852	(397)	(13.9%)
NET LOSS	$533,723	$365,892	$167,831	45.9%

Total expenses for the nine months ended January 31, 2017 of $533,723 increased$167,831 from total expenses of $365,892 for the comparable period ended January 31, 2016.  The Company reduced field exploration and drilling activities during the nine months ended January 31, 2017, compared to the prior period and increased emphasis on permitting-related activities such as archaeological studies.  The primary increase was related to issuance of stock options during the nine months ended January 31, 2017 compared to the nine months ended January 31, 2016.

Mineral exploration expense

	For the three months ended January 31,
	2017	2016	$ Change	% Change
Drilling and field work	$1,936	$1,479	$457	N/A
Environmental and permitting	41,358	20,594	20,764	100.8%
Technical consultants	9,000	9,397	(397)	(4.2%)
Claims	-	4,246	(4,246)	N/A
Total mineral exploration expense	$52,294	$35,716	$16,578	46.4%

Mineral exploration expense for the three months ended January 31, 2017 were $52,294, a decrease of $16,578 from the three months ended January 31, 2016 expense of $35,716. During the three months ended January 31, 2017, the Company engaged technical consultants and cultural specialists, to conduct archaeological studies and activities related to the environmental and permitting phase on the Longstreet Property project.

	For the nine months ended January 31,
	2017	2016	$ Change	% Change
Drilling and field work	$5,004	$6,370	$(1,366)	(21.4%)
Environmental and permitting	140,038	167,076	(27,038)	(16.2%)
Technical consultants	28,000	28,073	(73)	(0.3%)
Claims	23,718	33,883	(10,165)	(30.0%)
Total mineral exploration expense	$196,760	$235,402	$(38,642)	(16.4%)

Mineral exploration expense for the nine months ended January 31, 2017, was $196,760 compared to $235,402 for the nine months ended January 31, 2016.  Claims expense decreased $10,165 for the nine month comparable period as a result of the Company’s non-renewal of its Excalibur Property Agreement.

Environmental and permitting expense decreased from $167,076 for the nine months ended January 31, 2016, to $140,038 for the nine months ended January 31, 2017.  The Company performed extensive archaeological studies related to the permitting process during the nine months ended January 31, 2017.  Technical consultants engaged during the nine months ended January 31, 2017 were reclassified in 2017 to project management roles.

The emphasis on exploration expense in the current year is on conducting environmental and engineering work geared toward permitting of an open pit heap leach pad operation at Longstreet rather than additional exploratory drilling.

Legal and professional fees

	For the three months ended January 31,
	2017	2016	$ Change	% Change
Audit and accounting	$5,575	$4,601	$974	21.2%
Legal fees	9,108	1,940	7,168	369.5%
Public company expense	298	480	(182)	(37.9%)
Investor relations	2,585	-	2,585	0.0%
Total legal and professional fees	$17,566	$7,021	$10,545	150.2%

Total legal and professional fees increased $10,545 for the three months ended January 31, 2017 from the three months ended January 31, 2016.  This is primarily related to professional fees incurred with respect to the Company’s corporate governance and statutory filings.

Legal fees increased $7,168 for the three months ended January 31, 2017 from the three months ended January 31, 2016.  The increase in legal fees was a result of ongoing legal matters related to corporate governance and statutory filings.

Audit and accounting fees for the three months ended January 31, 2017 increased $974 compared to the three months ended January 31, 2016. The annual audit of the Company’s financial statements came in on budget.  The Company expects its audit and accounting fees for the subsequent fiscal quarter to remain relatively constant per a fixed fee engagement with the audit firm.

	For the nine months ended January 31,
	2017	2016	$ Change	% Change
Audit and accounting	$26,184	$27,805	$(1,621)	(5.8%)
Legal fees	25,275	11,455	13,820	120.6%
Public company expense	11,608	301	11,307	3,756.5%
Investor relations	4,010	674	3,336	495.0%
Total legal and professional fees	$67,077	$40,235	$26,842	66.7%

For the nine months ended January 31, 2017, total legal and professional fees increased $26,842 over the nine months ended January 31, 2016.  This is primarily related to annual market listing fees paid during the nine-month period.

Legal fees increased $13,820 for the nine months ended January 31, 2017 compared to the nine months ended January 31, 2016.  The increase in legal fees was a result of ongoing legal matters related to corporate governance and statutory filings.

Audit and accounting fees for the nine months ended January 31, 2017 decreased $1,621 compared to the nine months ended January 31, 2016. The annual audit of the Company’s financial statements came in on budget.

Management and administrative expense

	For the three months ended January 31,
	2017	2016	$ Change	% Change
Auto and travel	$2,673	$14,310	$(11,637)	N/A
General administrative and insurance	9,550	9,340	210	2.2%
Management fees and payroll	12,190	11,387	803	7.1%
Office and computer expense	1,535	549	986	179.6%
Rent and lease expense	750	-	750	N/A
Stock based compensation	-	297	(297)	(100.0%)
Telephone and utilities	603	40	563	1,407.5%
Total management and administrative	$27,301	$35,923	$(8,622)	(24.0%)

Management and administrative expense decreased $8,622 to $27,301 for the three months ended January 31, 2017 compared to 2016 expense of $35,923 resulting primarily from decreased travel expense related to capital raising during the current quarter.

	For the nine months ended January 31,
	2017	2016	$ Change	% Change
Auto and travel	$18,320	$15,615	$2,705	17.3%
General administrative and insurance	67,850	26,375	41,475	157.3%
Management fees and payroll	37,644	34,271	3,373	9.8%
Office and computer expense	4,462	2,954	1,508	51.0%
Rent and lease expense	5,500	2,500	3,000	120.0%
Stock based compensation	126,777	785	125,992	16,049.9%
Telephone and utilities	2,827	852	1,975	231.8%
Total management and administrative	$263,380	$83,352	$180,028	216.0%

Management and administrative expense of $263,380 for the nine months ended January 31, 2017 increased $180,028 compared to 2016 expense of $83,352 resulting primarily from repricing and issuance of stock options in the prior quarter.  Stock options are a non-cash expense.

Auto and travel expense increased $2,705 for the nine months ended January 31, 2017 compared to the nine months ended January 31, 2016, related to increased travel related to raising capital.

General administrative and insurance expense increased $41,475 for the nine months ended January 31, 2017 compared to the nine months ended January 31, 2016 as a result of an advertising and investor awareness expense of $40,800.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	January 31, 2017	April 30, 2016
Working capital (deficit)	$158,305	$(70,571)
Total assets	634,095	358,202
Accumulated deficit	9,851,232	9,317,509
Stockholders’ equity	554,008	259,079

WORKING CAPITAL	January 31, 2017	April 30, 2016
Current assets	$238,392	$10,552
Current liabilities	80,087	81,123
Working capital (deficit)	$158,305	$(70,571)

	For the nine months ended January 31,
CASH FLOWS	2017	2016
Cash flow used by operating activities	$(406,099)	$(300,733)
Cash flow used by investing activities	(37,000)	(32,000)
Cash flow provided by financing activities	667,000	334,521
Net increase in cash during period	$223,901	$1,788

The Company total assets increased to $634,095 at January 31, 2017 compared to $358,202 at April 30, 2016, primarily as a result of an increase in cash balance related to the private placement of the Company’s common stock.

Equipment and mining interest, net of depreciation increased from $326,050 at April 30, 2016 to $360,874 at January 31, 2017 as a result of the acquisition of additional mining interests in thee Clifford claims at the Longstreet Property.

At January 31, 2017, the Company had a working capital of $171,534 primarily related to cash balance from the Company’s most recent private placement of its securities.

The Company is in compliance with all obligations of the Longstreet Agreement including required cumulative exploration expenditures.

As of January 31, 2017, the Company had cash of $225,686.  Since inception, the sources of the Company’s financing have been through offerings of its equity and debt securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is likely dependent upon the Company’s ability to obtain additional financing in the future.

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

The Company completed as of January 31, 2017, a private placement offering that raised a total of $700,000.  The private placement consisted of the sale of Units at $0.05 per Unit. Each Unit consists of one common share of the Company’s common stock and one common share purchase warrant.  Each Warrant is exercisable no later than sixty months from the date of issuance thereof to purchase one Common Share of the Company’s stock at an exercise price of $0.15.  Once the Company has obtained all permits necessary to begin site development and construction at its Longstreet Property, the Company, at its sole discretion, may call the Warrants as due and exercisable by providing the Warrant holders of Warrants with 60 days’ written notice.

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

Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2017, and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

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

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.   Management is currently evaluating avenues for mitigating the Company's internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization, Since the Company has not generated any significant revenues, the Company is limited in its options for remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of January 31, 2017.

Changes in internal controls over financial reporting

There have been no material changes in internal controls over financial reporting during the quarter ended January 31, 2017.

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

STAR GOLD CORP.

Date:	March 15, 2017	By:	/s/ David Segelov
President
(Principal Executive Officer)

Date:	March 15, 2017		/s/Kelly J. Stopher
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)