Form 10-K
period 2017-04-30
Star Gold Corp.
filed 2017-07-20
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act:  Yes [  ]          No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  Yes[  ]          No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post filed).  Yes [X] No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of III of this Form 10-K or any amendment to the Form 10-K.  [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "Accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer [  ]          Accelerated Filer [  ]          Non-Accelerated Filer [  ]          Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]          No [X]

The Company had $Nil in operating revenue during the year.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2016 was $ 3,114,592.

As of July 11, 2017 there were 54,836,726 shares of issuer's common stock outstanding.

STAR GOLD CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2017
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

PART IV

ITEM 15. - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such forward-looking statements concern the Company's anticipated results and developments in the Company's operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statement that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as "believes", "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates", or "intends", or stating that certain actions, events or results "may" or "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	Risks related to the Company's properties being in the exploration stage;
•	Risks related to the mineral operations being subject to government regulation;
•	Risks related to the Company's ability to obtain additional capital to develop the Company's resources, if any;
•	Risks related to mineral exploration and development activities;
•	Risks related to mineral estimates;
•	Risks related to the Company's insurance coverage for operating risks;
•	Risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;
•	Risks related to the competitive industry of mineral exploration;
•	Risks related to the title and rights in the Company's mineral properties;
•	Risks related to the possible dilution of the Company's common stock from additional financing activities;
•	Risks related to potential conflicts of interest with the Company's management;
•	Risks related to the Company's shares of common stock;

This list is not exhaustive of the factors that may affect the Company's forward-looking statements.  Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled "Risk Factors and Uncertainties", "Description of Business" and "Management's Discussion and Analysis" of this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Star Gold Corp. disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.  The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the "SEC"), particularly the Company's Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

As used in this Annual Report, the terms "we," "us," "our," "Star Gold," and the "Company", mean Star Gold Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes ("Notes") thereto for the fiscal year ending April 30, 2017.  The following statements may be forward-looking in nature and actual results may differ materially.

PART I

ITEM 1.          BUSINESS.

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

Star Gold Corp. currently leases with an option to acquire certain unpatented mining claims located in the State of Nevada which in part make up what we refer to as the "Longstreet Property" (or the "Longstreet Project"). The Longstreet Property in its entirety comprises 125 mineral claims (75 original optioned claims, of which 70 are unpatented staked claims and five claims leased from local ranchers, pursuant to the "Clifford Lease," as well as 50 recently staked claims by Star Gold, covering a total area of approximately 2,500 acres (1,012 ha). The Longstreet property is at an intermediate stage of exploration.

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

The Company will perform basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation).  The Company may enter joint venture agreements with other companies to fund further exploration and/or development work.  It is the Company's plan to focus on assembling a high-quality group of mid-stage mineral (primarily gold and silver) exploration prospects, using the experience and contacts of the management group.  By such prospects, the Company means properties that have been previously identified by third parties, (including prior owners and/or exploration companies), as mineral prospects with potential for economic mineralization.  Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results.  Accordingly, such acquired projects will have either prior exploration history or will have strong similarity to a recognized geologic ore deposit model.  Geographic emphasis will be place on the western United States.

The geologic potential and ore deposit models have been defined and specific drill targets identified the Company's sole remaining property.  The Company's property evaluation process involves using basic geologic fieldwork to perform an initial evaluation of a property.  If the evaluation is positive, the Company seeks to acquire, either by staking unpatented mining claims on open public domain, or by leasing the property from the owner of private property or the owner of unpatented claims.  Once acquired, the Company then typically makes a more detailed evaluation of the property.  This detailed evaluation involves expenditures for exploration work which may include rock and soil sampling, geologic mapping, geophysics, trenching, drilling or other means to determine if economic mineralization is present on a property.

Portions of the Company's mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property name	Longstreet
Third parties	MinQuest and Clifford
Number of claims	125 (1)
Acres (approx.)	2,500
Agreements/Royalties
Royalties	3% Net Smelter Royalty ("NSR")
Annual lease payments – total due through 2020	$205,000
Minimum exploration expenditures – total due through 2020	$1,500,000
Stock options – total due through 2020	185,000
Annual advance royalty payment	$12,000
(1)
MinQuest owns 120 claims which are leased to the Company under the Longstreet Agreement (Note 3 of the financial statements contained in Item 8) and Clifford owns 5 claims (also Note 3) which are managed by the Company.

Compliance with Government Regulations

Continuing to acquire and explore mineral properties in the State of Nevada will require the Company to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the State of Nevada and the United States Federal agencies.

United States

Mining in the State of Nevada is subject to federal, state and local law. Three types of laws are of particular importance to the Company's U.S. mineral properties: those affecting land ownership and mining rights; those regulating mining operations; and those dealing with the environment.

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

Environmental Law

The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of the Company's operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to the Company's proposed operations may be encountered. The Company is currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Unless and until a mineral resource is proved, it is unlikely Star Gold Corp. operations will move beyond the exploration stage. If in the future the Company decides to proceed beyond exploration, there will be numerous notifications, permit applications, and other decisions to be addressed at that time.

Competition

Star Gold Corp. competes with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties and for equipment and labor related to exploration and development of mineral properties. Many of the mineral resource exploration and development companies with whom the Company competes have greater financial and technical resources.  Accordingly, competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact Star Gold Corp.'s ability to finance further exploration and to achieve the financing necessary for the Company to develop its mineral properties.

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

Employees

The Company has no employees as of the date of this Annual Report on Form 10-K.  Star Gold Corp. conducts business largely through independent contractor agreements with consultants.

Research and Development Expenditures

The Company has not incurred any research expenditures since incorporation.

Reports to Security Holders

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC.  Electronically filed reports may be accessed at www.sec.gov.  Interested parties also may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.

ITEM 1A.        RISK FACTORS.

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

Failure to successfully address the risks and uncertainties described below would have a material adverse effect on the Company's business, financial condition and/or results of operations, and the trading price of the Company's common stock may decline and investors may lose all or part of their investment.  Star Gold Corp. cannot assure readers that the Company will successfully address these risks or other unknown risks that may affect its business.

Risks Related to the Company

The Company has a limited operating history on which to base an evaluation of the business and prospects

The Company has not derived any revenue from exploration of its properties.  The Company's operating history has been limited to the acquisition and exploration of mineral properties. Such history does not provide a meaningful basis for an evaluation of its prospects for success if future determinations are made that mineral reserves exist and to commence construction and operation of a mine.  Other than through conventional and typical exploration methods and procedures, the Company has no additional means to evaluate the likelihood of whether its mineral property contains any mineral reserve or, if they do, that it will be operated successfully.  The Company anticipates that it will continue to incur operating costs without realizing any operating revenues during the period it explores existing and any future acquired properties.

During the fiscal year ended April 30, 2017, the Company had a net loss of $622,381 in connection with the maintenance and exploration of its mineral properties and the operation of the exploration business.  The Company therefore expects to continue to incur significant losses into the foreseeable future.  The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations.  At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business.  The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition.  There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

Investors' interests in the Company will be diluted and investors may suffer dilution in their net book value per share if the Company issues additional employee/director/consultant options or if the Company sells additional shares to finance its operation.

The Company has not generated any operational revenues from the exploration of any properties.  In order to further expand the Company's business and meet its objectives, including but not limited to, obtaining funds to further explore the Company's existing properties or to finance any acquisition activity, growth and/or additional exploration programs, should those opportunities present themselves, and depending on the outcome of its exploration programs, additional capital funding may need to be obtained through the sale and issuance of additional debt and/or equity securities. The Company may also, in the future, grant to some or all of its directors, officers, insiders and key employees/consultants, options or other rights to acquire common or preferred shares in the Company as non-cash incentives.  The issuance of any additional equity securities could cause then-existing stockholders to experience dilution of their ownership interests.

Should the Company issue additional shares to finance its business activities, investors' interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  As of the date of the filing of this report there are outstanding 19,855,400 common share purchase warrants exercisable into 19,855,400 shares of common stock, and 5,210,000 options granted that are exercisable into 5,210,000 shares of common stock.  If these are exercised or converted, these would represent approximately 31.4% of the Company's then issued and outstanding shares.  If all the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders.  The dilution may result in a decline in the market price of the Company's shares.

Conflicts of interest

Certain of the Company's officers and directors may be or become associated with other businesses, including natural resource companies that acquire interests in properties.  Such associations may give rise to conflicts of interests from time to time.  The Company's directors are required by law to act honestly and in good faith with a view to the Company's best interests and to disclose any interest, which they may have in any of the Company's projects or opportunities.  In general, if a conflict of interest arises at a meeting of the board of directors, any director in a conflict will disclose his interest and abstain from voting on such matter or, if he does vote, his vote will not be counted.

Dependence on Key Management Personnel

The Company's ability to continue exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on its ability to attract and maintain qualified key management personnel.  Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain such personnel.  The Company's development now, and in the future, will depend on the effort of key executives such as Lindsay Gorrill, Kelly Stopher, and

David Segelov.  The loss of any of these key people could have a material adverse effect on the Company's business.  In addition, the Company has expanded the provisions of its stock option plan so the Company can provide incentive for the key personnel.

Failure to obtain additional financing

Unless and until the Company can generate revenues from operations, the Company's main potential continuing source of funds will be additional debt and/or equity financings which may not be sufficient to sustain operations.  There is no guarantee that the Company, if needed, will be able to raise additional funds through debt and/or equity financing or that any such financing will be able to be obtained on terms beneficial to the Company. If Star Gold Corp. is unsuccessful in raising additional funds, the Company will not be able to develop its properties and may be unable to continue as a going concern.

Company Directors and Officers own 24,311,511 shares of the Company's outstanding common stock (44.3%) which may cause corporate decisions influenced by the Directors and Officers to appear to be inconsistent with the interests of other stockholders.

Company directors and/or officers as a group control a combined 44.3%% of the issued and outstanding shares of the Company's common stock.  Accordingly, while none of the current directors and/or officers (individually or collectively) can control, as shareholders, who is elected to the board of directors, since these individuals are not simply passive investors but are also active members of Company management, their interests as directors and/or officers and shareholders may, at times, be adverse to those interests of merely passive investors. Where those conflicts exist, stockholders will be dependent upon management exercising their fiduciary duties as members of the Board of Directors and/or as an officer. Also, due to their stock ownership position, members of the Company's management team will have: (i) the ability to substantially influence the outcome of many (if not most) corporate actions requiring stockholder approval, including amendments to the Company's Articles of Incorporation; and (ii) the ability to substantially influence corporate combinations or similar transactions that might benefit minority stockholders which may not be supported by management to the detriment of smaller and/or passive investors.

There is substantial risk that no commercially viable mineral deposits will be found due to speculative nature of mineral exploration,

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk. Star Gold cannot provide investors with assurance that any of its mining claim contains commercially viable mineral deposits. The exploration program that the Company will conduct on its claim may not result in the discovery of commercially viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, the Company may be unable to complete its business plan and investors could lose their entire investment.

Due to the inherent dangers involved in mineral exploration, there is a risk that the Company may incur liability or damages as it conducts its business.

The search for minerals involves numerous hazards. As a result, Star Gold Corp. may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which the Company cannot insure or against which we may elect not to insure. Star Gold Corp. currently has no such insurance nor does the Company expect to acquire such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed the Company's asset value and cause management to liquidate all the Company's assets resulting in the loss of a stockholder's entire investment.

Exploration efforts may be adversely affected by metals price volatility causing the Company to cease exploration efforts.

The Company has no earnings from operations.  However, the success of any exploration effort is derived from the price of metals which are affected by numerous factors including:  1) expectations for inflation; 2) investor speculative activities: 3) relative exchange rate of the U.S. dollar to other currencies; 4) global and regional demand and production; 5) global and regional political and economic conditions; and 6) production costs in major producing regions.  These factors are beyond the Company's control and are impossible for the Company to accurately predict.

There is no guarantee that current favorable prices for metals and other commodities will be sustained.  If the market prices for these commodities fall the Company may suspend or cease exploration efforts.

Governmental regulation and environmental risks

The Company's business is subject to extensive federal, state and local laws and regulations governing mining exploration, development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters.  New legislation and regulations may be adopted at any time that results in additional operating expense, capital expenditures or restrictions and delays in the exploration, mining, production or development of its properties

Internal control, fraud detection and financial reporting

Should the Company fail to maintain an effective system of internal controls, it may not be able to detect fraud or report financial results accurately, which could harm the business and could subject the Company to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), the Company is required to perform an evaluation of the effectiveness of its internal controls over financial reporting.  The Company is not required to have an independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation.  Continuing compliance with the requirements of Section 404 is expected to be expensive and time-consuming.  Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company's operating results or cause the Company to fail to meet its reporting obligations.

Risks Associated with the Company's Common Stock

Star Gold Corp. stock is a penny stock; stockholders will be more limited in their ability to sell their stock.

The shares of Star Gold Corp. common stock constitute "penny stocks" under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of the Company's common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks," are as follows:

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

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also decide whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of Star Gold Corp. common stock.

The Company's stock price has been volatile and stockholder investment in the Company's common stock could suffer a decline in value.

The Company's common stock is quoted via the OTC Markets.  The market price of the Company's common stock may fluctuate significantly in response to a number of factors, some of which are beyond the Company's control.  These factors include price fluctuations of precious metals, government regulations, disputes regarding mining claims, broad stock market fluctuations and economic conditions in the United States.

Although the Company's common stock is currently quoted via the OTC Markets, there are no assurances any public market for the Company's common stock will continue.  There are also no assurances as to the depth or liquidity of any such market or the prices at which holders may be able to sell the shares.  An investment in these shares may be totally illiquid and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

The Company does not intend to pay any dividends on shares of common stock in the near future.

The Company does not currently anticipate declaring and paying dividends to its stockholders in the near future, and any future decision as to the payment of dividends will be at the discretion of the board of directors and will depend upon the Company's earnings, financial position, capital requirements, plans for expansion and such other factors as the board of directors deems relevant.  It is the Company's intention to apply net earnings, if any, in the foreseeable future to finance the growth and development of the business.

ITEM 1B.        UNRESOLVED STAFF COMMENTS.

None

ITEM 2.          PROPERTIES.

The Company headquarters are located at 611 E. Sherman Avenue, Coeur d'Alene, Idaho, 83814.  The Company believes this office space and facilities are sufficient to meet the Company's present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

The Company currently does not own any real property.  The Company owns a vehicle for business use in Nevada and other personal property used in the conduct of the Company's business at its headquarters and at its various holdings in Nevada.

The Company is an exploration stage company with no proven or measured mineral reserves. There is no assurance that a commercially viable mineral deposit exists at the Longstreet Property.  Further exploration will be required before any final determination as to the economic or legal feasibility may be made as to the Company's property.

THE LONGSTREET PROPERTY

In January of 2010 Star Gold signed an agreement (the "Longstreet Agreement") to lease with an option to acquire from MinQuest, 60 unpatented mining claims totaling approximately 490 hectares. The Company completed its first phase of drilling in 2011. On July 9, 2010, the Company and MinQuest entered into an amended agreement to add an additional 10 claims and expanded the total to 70 claims, all of which are unpatented. In addition, Star Gold reimburses MinQuest for 5 claims leased from a third party, Roy Clifford. The property comprises 125 mineral claims (75 original optioned claims, of which 70 are unpatented staked claims and five claims acquired from local ranchers (Roy Clifford et al)), as well as 50 claims recently staked by Star Gold, covering a total area of approximately 2,500 acres (1,012 ha) (Figure 6-1).  The claims are located within Sections 9-17, 20, and 21 of T6N, R47E, MDB&M (Mount Diablo Base Line & Meridian), Nye County.  The entire 125 claims (the 5 claims covered by the Clifford Lease are not subject to the Longstreet Agreement) comprise the Longstreet Property.

Of the 50 claims recently staked by Star Gold, 38 are adjacent to the eastern boundary of the property and were staked with the objective of providing a site for potential leach pads planned for future development of the Main Zone (the "Leach Pad Claims").  The remaining 12 claims recently staked by Star Gold lie along a corridor leading from the main Longstreet property to the Leach Pad Claims.

A list of claims, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date

Original Longstreet Property Claims
Longstreet 1A	MinQuest Inc.	799562	20	22-Jan-1999	September 1, 2017
Longstreet 2A	MinQuest Inc.	799563	20	22-Jan-1999	September 1, 2017
Longstreet 3A	MinQuest Inc.	799564	20	22-Jan-1999	September 1, 2017
Longstreet 6A	MinQuest Inc.	799565	20	22-Jan-1999	September 1, 2017
Longstreet 7A	MinQuest Inc.	799566	20	22-Jan-1999	September 1, 2017
Longstreet 8A	MinQuest Inc.	799567	20	22-Jan-1999	September 1, 2017
Longstreet 9A	MinQuest Inc.	799568	20	22-Jan-1999	September 1, 2017
Longstreet 16A	MinQuest Inc.	799569	20	22-Jan-1999	September 1, 2017
Longstreet 13	MinQuest Inc.	799570	20	22-Jan-1999	September 1, 2017
Longstreet 32	MinQuest Inc.	799571	20	22-Jan-1999	September 1, 2017
Longstreet 34	MinQuest Inc.	799572	20	22-Jan-1999	September 1, 2017
Longstreet 4A	MinQuest Inc.	836168	20	2-Feb-2002	September 1, 2017
Longstreet 5A	MinQuest Inc.	836169	20	2-Feb-2002	September 1, 2017
Longstreet 8	MinQuest Inc.	836170	20	2-Feb-2002	September 1, 2017
Longstreet 10	MinQuest Inc.	836171	20	2-Feb-2002	September 1, 2017
Longstreet 10A	MinQuest Inc.	836172	20	2-Feb-2002	September 1, 2017
Longstreet 28	MinQuest Inc.	836173	20	2-Feb-2002	September 1, 2017
Longstreet 30	MinQuest Inc.	836174	20	2-Feb-2002	September 1, 2017
Longstreet 36	MinQuest Inc.	836175	20	2-Feb-2002	September 1, 2017
Longstreet 37	MinQuest Inc.	836176	20	2-Feb-2002	September 1, 2017
Longstreet 39	MinQuest Inc.	836177	20	2-Feb-2002	September 1, 2017
Longstreet 41	MinQuest Inc.	836178	20	2-Feb-2002	September 1, 2017
Longstreet 43	MinQuest Inc.	836179	20	2-Feb-2002	September 1, 2017
Longstreet 45	MinQuest Inc.	836180	20	2-Feb-2002	September 1, 2017
Longstreet 47	MinQuest Inc.	836181	20	2-Feb-2002	September 1, 2017
Longstreet 49	MinQuest Inc.	836182	20	2-Feb-2002	September 1, 2017
Longstreet 101	MinQuest Inc.	836183	20	2-Feb-2002	September 1, 2017
Longstreet 102	MinQuest Inc.	836184	20	2-Feb-2002	September 1, 2017
Longstreet 103	MinQuest Inc.	836185	20	2-Feb-2002	September 1, 2017
Longstreet 104	MinQuest Inc.	836186	20	2-Feb-2002	September 1, 2017
Longstreet 105	MinQuest Inc.	836187	20	2-Feb-2002	September 1, 2017
Longstreet 106	MinQuest Inc.	836188	20	2-Feb-2002	September 1, 2017
Longstreet 107	MinQuest Inc.	836189	20	2-Feb-2002	September 1, 2017
Longstreet 108	MinQuest Inc.	836190	20	2-Feb-2002	September 1, 2017
Longstreet 12	MinQuest Inc.	843867	20	25-Feb-2003	September 1, 2017
Longstreet 14	MinQuest Inc.	843868	20	25-Feb-2003	September 1, 2017
Longstreet 16	MinQuest Inc.	843869	20	25-Feb-2003	September 1, 2017
Longstreet 18	MinQuest Inc.	843870	20	25-Feb-2003	September 1, 2017
Longstreet 20	MinQuest Inc.	843871	20	25-Feb-2003	September 1, 2017
Longstreet 26	MinQuest Inc.	843872	20	25-Feb-2003	September 1, 2017
Longstreet 42	MinQuest Inc.	843873	20	25-Feb-2003	September 1, 2017
Longstreet 44	MinQuest Inc.	843874	20	25-Feb-2003	September 1, 2017
Longstreet 46	MinQuest Inc.	843875	20	25-Feb-2003	September 1, 2017
Longstreet 48	MinQuest Inc.	843876	20	25-Feb-2003	September 1, 2017
Longstreet 50	MinQuest Inc.	843877	20	25-Feb-2003	September 1, 2017
Longstreet 40	MinQuest Inc.	851568	20	25-Feb-2003	September 1, 2017
Longstreet 118	MinQuest Inc.	851569	20	29-Sep-2003	September 1, 2017
Longstreet 119	MinQuest Inc.	851570	20	29-Sep-2003	September 1, 2017
Longstreet 120	MinQuest Inc.	851571	20	29-Sep-2003	September 1, 2017
Longstreet 121	MinQuest Inc.	851572	20	29-Sep-2003	September 1, 2017

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date
Longstreet 122	MinQuest Inc.	851573	20	29-Sep-2003	September 1, 2017
Longstreet 123	MinQuest Inc.	851574	20	29-Sep-2003	September 1, 2017
Longstreet 124	MinQuest Inc.	851575	20	29-Sep-2003	September 1, 2017
Longstreet 109	MinQuest Inc.	855021	20	25-Feb-2003	September 1, 2017
Longstreet 110	MinQuest Inc.	855022	20	25-Feb-2003	September 1, 2017
Longstreet 111	MinQuest Inc.	855023	20	25-Feb-2003	September 1, 2017
Longstreet 112	MinQuest Inc.	855024	20	25-Feb-2003	September 1, 2017
Longstreet 113	MinQuest Inc.	855025	20	25-Feb-2003	September 1, 2017
Longstreet 114	MinQuest Inc.	855026	20	25-Feb-2003	September 1, 2017
Longstreet 115	MinQuest Inc.	855027	20	25-Feb-2003	September 1, 2017
Longstreet 56	MinQuest Inc.	1025831	20	9-Jul-2010	September 1, 2017
Longstreet 57	MinQuest Inc.	1025832	20	9-Jul-2010	September 1, 2017
Longstreet 58	MinQuest Inc.	1025833	20	9-Jul-2010	September 1, 2017
Longstreet 59	MinQuest Inc.	1025834	20	9-Jul-2010	September 1, 2017
Longstreet 60	MinQuest Inc.	1025835	20	9-Jul-2010	September 1, 2017
Longstreet 61	MinQuest Inc.	1025836	20	9-Jul-2010	September 1, 2017
Longstreet 62	MinQuest Inc.	1025837	20	9-Jul-2010	September 1, 2017
Longstreet 63	MinQuest Inc.	1025838	20	9-Jul-2010	September 1, 2017
Longstreet 64	MinQuest Inc.	1025839	20	9-Jul-2010	September 1, 2017
Longstreet 65	MinQuest Inc.	1025840	20	9-Jul-2010	September 1, 2017
Longstreet 11	Roy Clifford et al	164002	20	14-Jun-1980	September 1, 2017
Longstreet 12	Roy Clifford et al	164003	20	14-Jun-1980	September 1, 2017
Longstreet 14	Roy Clifford et al	164005	20	14-Jun-1980	September 1, 2017
Longstreet 15	Roy Clifford et al	164006	20	14-Jun-1980	September 1, 2017
Morning Star	Roy Clifford et al	96719	20	1-Jul-1957	September 1, 2017
Subtotal Original	75		1,500

Leach Pad Claims
Longstreet 200	MinQuest Inc.	1073640	20	22-Jun-2012	September 1, 2017
Longstreet 201	MinQuest Inc.	1073641	20	22-Jun-2012	September 1, 2017
Longstreet 202	MinQuest Inc.	1073642	20	22-Jun-2012	September 1, 2017
Longstreet 203	MinQuest Inc.	1073643	20	22-Jun-2012	September 1, 2017
Longstreet 204	MinQuest Inc.	1073644	20	22-Jun-2012	September 1, 2017
Longstreet 205	MinQuest Inc.	1073645	20	22-Jun-2012	September 1, 2017
Longstreet 206	MinQuest Inc.	1073646	20	22-Jun-2012	September 1, 2017
Longstreet 207	MinQuest Inc.	1073647	20	22-Jun-2012	September 1, 2017
Longstreet 208	MinQuest Inc.	1073648	20	22-Jun-2012	September 1, 2017
Longstreet 209	MinQuest Inc.	1073649	20	22-Jun-2012	September 1, 2017
Longstreet 210	MinQuest Inc.	1073650	20	22-Jun-2012	September 1, 2017
Longstreet 211	MinQuest Inc.	1073651	20	22-Jun-2012	September 1, 2017
Longstreet 212	MinQuest Inc.	1073652	20	22-Jun-2012	September 1, 2017
Longstreet 213	MinQuest Inc.	1073653	20	22-Jun-2012	September 1, 2017
Longstreet 214	MinQuest Inc.	1073654	20	22-Jun-2012	September 1, 2017
Longstreet 215	MinQuest Inc.	1073655	20	22-Jun-2012	September 1, 2017
Longstreet 216	MinQuest Inc.	1073656	20	22-Jun-2012	September 1, 2017
Longstreet 217	MinQuest Inc.	1073657	20	22-Jun-2012	September 1, 2017
Longstreet 218	MinQuest Inc.	1073658	20	22-Jun-2012	September 1, 2017
Longstreet 219	MinQuest Inc.	1073659	20	22-Jun-2012	September 1, 2017
Longstreet 220	MinQuest Inc.	1073660	20	22-Jun-2012	September 1, 2017
Longstreet 210	MinQuest Inc.	1073661	20	22-Jun-2012	September 1, 2017
Longstreet 220	MinQuest Inc.	1073662	20	22-Jun-2012	September 1, 2017
Longstreet 223	MinQuest Inc.	1073663	20	22-Jun-2012	September 1, 2017
Longstreet 224	MinQuest Inc.	1073664	20	22-Jun-2012	September 1, 2017

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date
Longstreet 225	MinQuest Inc.	1073665	20	22-Jun-2012	September 1, 2017
Longstreet 226	MinQuest Inc.	1073666	20	22-Jun-2012	September 1, 2017
Longstreet 227	MinQuest Inc.	1073667	20	22-Jun-2012	September 1, 2017
Longstreet 228	MinQuest Inc.	1073668	20	22-Jun-2012	September 1, 2017
Longstreet 229	MinQuest Inc.	1073669	20	22-Jun-2012	September 1, 2017
Longstreet 230	MinQuest Inc.	1073670	20	22-Jun-2012	September 1, 2017
Longstreet 231	MinQuest Inc.	1073671	20	22-Jun-2012	September 1, 2017
Longstreet 232	MinQuest Inc.	1073672	20	22-Jun-2012	September 1, 2017
Longstreet 233	MinQuest Inc.	1073673	20	22-Jun-2012	September 1, 2017
Longstreet 234	MinQuest Inc.	1073674	20	22-Jun-2012	September 1, 2017
Longstreet 235	MinQuest Inc.	1073675	20	22-Jun-2012	September 1, 2017
Longstreet 236	MinQuest Inc.	1073676	20	22-Jun-2012	September 1, 2017
Longstreet 237	MinQuest Inc.	1073677	20	22-Jun-2012	September 1, 2017
Subtotal Leach Pad	38		760

Corridor Claims
Longstreet 66	MinQuest Inc.	1080730	20	5-Sept-2012	September 1, 2017
Longstreet 238	MinQuest Inc.	1080731	20	5-Sept-2012	September 1, 2017
Longstreet 239	MinQuest Inc.	1080732	20	5-Sept-2012	September 1, 2017
Longstreet 240	MinQuest Inc.	1080733	20	5-Sept-2012	September 1, 2017
Longstreet 241	MinQuest Inc.	1080734	20	5-Sept-2012	September 1, 2017
Longstreet 242	MinQuest Inc.	1080735	20	5-Sept-2012	September 1, 2017
Longstreet 243	MinQuest Inc.	1080736	20	5-Sept-2012	September 1, 2017
Longstreet 244	MinQuest Inc.	1080737	20	5-Sept-2012	September 1, 2017
Longstreet 245	MinQuest Inc.	1080738	20	5-Sept-2012	September 1, 2017
Longstreet 246	MinQuest Inc.	1080739	20	5-Sept-2012	September 1, 2017
Longstreet 247	MinQuest Inc.	1080740	20	5-Sept-2012	September 1, 2017
Longstreet 248	MinQuest Inc.	1080741	20	5-Sept-2012	September 1, 2017
Subtotal Corridor	12		240
Total	125		2,500

Star Gold must make annual claim filing fees of $155.00 ($176.08 in 2016) per claim with the Bureau of Land Management (BLM), and Nevada/Nye County claim filing fees of $12.00 per claim plus $4.00 for filing with the Nye County office at Tonopah, NV ($10.50 and $4.00 in 2016).  The 2016 annual claim payments totaled $20,691.

The terms of the amended Longstreet Agreement called for an initial cash payment of $20,000, the issuance of 25,000 stock options based on "fair market price" to MinQuest on or about January 16, 2016.  The amended Longstreet Agreement also requires cash payments totaling $230,000 over five years and 160,000 stock options based on "fair market price" over the same seven-year period.  The Company has agreed to work commitments of $1,650,000 over five years.  Following the fifth anniversary of the amended agreement and if commitments have been met Star Gold shall receive a quitclaim deed for a 100% interest in the properties covered by the Longstreet Agreement, as amended, in consideration of an ongoing 3% NSR to MinQuest.  The Longstreet Agreement does not cover the 5 claims subject to the Clifford Lease.

The Longstreet project is located 48 kilometers southeast of the Round Mountain Mine in Nevada.  Longstreet is a Round Mountain style volcanic-hosted gold deposit. The first vein mapping program ever done at Longstreet was completed in October 2002. This work disclosed that gold-bearing veins at Main, as well as 6 other targets in the project area are steeply dipping. Most of the previous drilling was vertical. This indicates high potential to increase continuity, tonnage and grade of the resource. Surface geochemical sampling of veins from all the currently defined targets found gold values up to 18.1 g/t.  As at Round Mountain the property contains strong potential for both open pit heap-leachable and high-grade millable ore.  No party reading this report should conclude the Longstreet property has economic mineralization due to Longstreet's proximity to Round Mountain.  Comparison to this and other historic or producing mines is strictly informational relative to location and similar geologic characteristics.

History: The Longstreet Property was discovered in the early 1900's, but had limited development work until 1929.  A 1929 report and maps show development of the "Golden Lion Mine" on two levels spaced 75 meters apart vertically.  The report indicates development of 300,000 tons of "vein material" averaging 0.20 oz/ton (6.8 g/t) gold and 8 oz/ton (274 g/t) silver.  A mill was constructed, the remnants of which are still on the property.  However, the small stopes underground indicate very little mining was done and the operation was abandoned.

The property lay idle until 1980 when Keradamex Inc. and E & B Exploration formed a joint venture to explore the property.  The venture conducted soil and rock chip geochemical surveys, limited underground sampling and drilled seven angle core holes (one was abandoned) into the Main mine workings area.  This drilling revealed the presence of fracture related gold mineralization up to 36 meters thick extending into the hanging wall of the vein structure.
In 1982 Minerva Exploration optioned the property and initiated an underground sampling program.  In 1983 a joint venture was formed with Geomex Canada Resources Ltd. and Derry, Michener, and Booth were commissioned to assess the property and conducted underground sampling, bulk sampling and metallurgical testing.

Historic Drilling Summary
Date	Company	Number of Holes	Total Footage
1980	Keradamex	7	NA
1982-1983	Minerva	-	UG Sampling, no drilling
1984-1997	Naneco	Approx. 500	NA, RC and air track
1987	Cyprus	7	3,000
2002-2005	R.E.M.	30	11,000

Longstreet Property
Pinon Peak
RANGE
TOIYABE NATIONAL
Saulsbury Basin
Georges
Canyon
Fourmile Basin
Georges Canyon Rim
WEST STONE CABIN VALLEY
Willow Creek
North
0
Miles
24
0
Kilometers
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

During the next few years Naneco increased its interest from 53 percent to 100 percent, conducted additional metallurgy, economic evaluation and drilling.  At least 492 RC holes were drilled, most within the Main resource area.  Unable to raise money because of falling gold prices and strapped with high land payments to the claim owners, Naneco relinquished the property in 1998.  MinQuest acquired it shortly thereafter. The Cyprus target, which was evaluated by Cyprus Minerals Company in 1987 was acquired by MinQuest in early 2002.

The property was optioned to Rare Earth Metals Corp. (REM) in May of 2002. REM later changed its name to Harvest Gold. Mapping and geochemical sampling of the 7 targets shown on the attached map was completed in October 2002. From 2003 through 2005 REM drilled 30 holes into Main totaling 3,350 meters. The drill holes were angled toward the intersection of the two primary sheeted vein sets. Results showed a 20% improvement in average grade over vertical drilling.

Following the split of REM into Harvest Gold and VMS Ventures, Inc. Harvest performed no further work at Longstreet after late 2005. The property was finally returned to MinQuest in August 2009. By agreement with Minquest, On January 15, 2010 Star Gold Corp. received an option to acquire the portions of the property covered by the option.

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

Drill samples were sent through a rotating, wet sample splitter attached to the drill to reduce the sample volume and maintain a representative sample. Drill helpers, under the supervision of the project geologist, collected and bagged an 'A' and 'B' sample on 5-foot intervals. Procedurally, an 'A' sample is collected and held by the project geologist for security purposes until it can be delivered to an assay facility. The 'B' sample then remains on site as a duplicate or backup sample if needed at a later date. A blank and two known 'standard' pulps are then submitted randomly spaced with each drill hole. Once assays are available, they are examined for unexpected high or low values. If unexpected high or low values are encountered, the 'B' splits may be collected and submitted, or the lab may be requested to re-assay the pulp or reject in question. The 'check' samples and 'standard' are examined to insure they agree with the original or know within accepted limits, usually +/- 10%.

ALS Chemex of Reno, Nevada did all sample preparation, including crushing, grinding and preparation of the assay pulps. The samples were never left unattended or unsecured by project geologist, drilling or laboratory staff nor are they handled by officers, directors or associates of Star Gold.

Sample preparation involves crushing the entire sample to -10 mesh, splitting, then pulverizing 1,000 grams to 75% passing 75 micron mesh. These pulps are then transferred within the ALS Chemex facility for assay. Both gold and silver assays are done by fire assay with an AA finish.  The standard Star Gold-Longstreet submittal to ALS Chemex requests a 30-gram charge for gold fire assay. Assays which exceed 10 g/ton are automatically subjected to a gravimetric finish.  Select sample intervals, usually those near intervals assaying significant gold, are chosen by the project geologist for re-assay also.

The Longstreet Project is affiliated with a paleo-hot springs system in a caldera associated volcanic setting very similar to the Round Mountain mine. Round Mountain is an open pit, heap-leach mine that has produced over 10 million ounces of gold over a 30-year period with the average grade currently being mined of 0.018 oz./ton gold.  Cut-off grades for Round Mountain and several other oxide ore heap leach operations in Nevada range from 0.003 to 0.005 oz./ton gold.  Star Gold hopes to develop an open pit, bulk minable, heap leachable gold/silver mine at Longstreet.

No party reading this report should conclude the Longstreet property has economic mineralization due to Longstreet's proximity to any historic or producing mines and any information regarding any such historic or producing mines is strictly informational relative to location and similar geologic characteristics.

Regional Geology and Mineralization: The Longstreet Property is located in the Nevada portion of the Basin and Range Province. This geological province is characterized by repeated episodes of compressional deformation in Paleozoic and Mesozoic time followed by extensional deformation and extensive magmatism and volcanism in Cenozoic time. Gold deposits are most often described as being associated with 'mineralization trends' that reflect deep crustal structures and magmatism, such as the 'Walker Lane' and the 'Carlin Trend'. The Longstreet Project is in the Monitor Range, adjacent to the northwest trending Walker Lane volcanic-hosted gold trend that includes such world-class deposits as the Comstock and Goldfields mining camps

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
Note: Au Equiv. calculation uses Au/Ag ratio of 60/1

The Monitor Range is a westward-tilted fault block that has been elevated by normal faults along its eastern front, and is typical of the uplifted mountains of the Basin and Range Province. The ranges are topographic highs rising above alluvium-filled valleys generated by Tertiary extensional tectonics. Central Nevada was an area of intense Oligocene – Miocene ash-flow volcanism that created numerous calderas and their outflow products. At least 13 calderas that range in age between 32 and 22 Ma have been mapped or interpreted in the area extending from the Shoshone Mountains eastward to the Monitor Range.  The southern Monitor Range consists Mainly of Tertiary age volcanic and hypabyssal rocks related to the eruption of the Big Ten Peak volcano and a nearby unnamed 29 Ma caldera (Kleinhampl and Ziony, 1985) intruding and overlying Paleozoic sedimentary and metamorphic rocks.

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

The oxidized ore is described as a closely spaced set of steeply dipping veins and veinlets following northwest-trending faults and associated joints over broad areas. Significant gold mineralization is not found in northeast-trending faults and fractures. The vein/veinlet system contains quartz, adularia, limonite (oxidized from pyrite), manganese oxide and associated native free gold. Flat veins are similar to the steep veins in character and mineral content, but with more brecciation of the wall rocks. Gold contents also appear to be higher in the flat veins. The adularia in the ore related veins is dated at 25.9 to 26.6 Ma, which is indistinguishable from the age of the enclosing 'Tuffs of Round Mountain' welded ash flow tuffs. These tuffs were erupted from the Round Mountain caldera and were deposited within the caldera (Henry, Castor and Elson, 1996).

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

The Manhattan gold / silver camp is located approximately 20 miles west-northwest of the Longstreet Project and is an example of Tertiary epithermal mineralization superimposed on Paleozoic sedimentary rocks. Gold / silver deposits were discovered at Manhattan in 1905 (Shawe, 1982) and by 1959 about 10,500 kg of gold and 4,400 kg of silver had been produced from placer and lode deposits. The lode deposits in the Manhattan district are of a variety of types, although they occur together in a coherent belt about 1 km wide, which follows the south side of the Manhattan caldera for about 10 km. The most productive deposits formed in strongly faulted argillite and quartzite of the Cambrian age Gold Hill Formation. The generally north-trending zones of mineralized fractures are stockworks containing quartz, adularia, pyrite (oxidized to limonite) and native gold similar to the sheeted zones at Round Mountain. The silver production recorded for this camp is related to electrum and various silver-bearing sulphosalts.

The Clipper Mine located approximately 5 miles southwest of the Longstreet Mine near Murphy Camp was discovered in 1903 and was worked intermittently until 1943. The mine was initially developed during World War I and included a 175-foot shaft and a 370 foot adit. Recorded production is about $12,000 (in 1951dollars) from mineralization having a gold to silver ratio of 1:1 and assaying from $34-124 per ton (1951 dollars). Host rocks are welded rhyolite ash-flow tuffs similar to the Longstreet mine.  The Little Joe Claim located 6 miles south-southwest of the Longstreet Mine was developed by a 75-foot inclined shaft. Gold-bearing veins in 'rhyolitic tuff' were mined but production details are lacking.

At an un-named mine, located 1.5 miles west of the mouth of Georges Canyon irregular gold / silver quartz veins and veinlets containing minor pyrite were exploited from a 25-foot inclined shaft. The vein system occurs in possible Paleozoic light gray chert and silicified argillite along a fault. No production details are available.

Mineralization on the Last Chance claims located 11 miles west-northwest of the Longstreet Project and southwest of Big Ten Peak was discovered in the 1920s. Mineralization consists of argentiferous galena, minor sphalerite and pyrite occurring in irregular pipes and chimneys generally at the intersection of cross faults within a northwest-trending shear zone in pre-Tertiary rocks. This property was developed by a 30 m two compartment shaft and a 61 m adit. Production in the late 1920s is recorded as 13.6 tons containing an average of 720 g/t Ag, 21% Pb and 2% Zn. A further 18.1 tons produced in 1938 contained 240-275 g/t Ag and 8% Pb.

Metallurgy:  2013 Metallurgical Test Program

The 2013 metallurgical test work program was conducted by McLelland Laboratories under the direction of a QP metallurgical engineer contracted by Star Gold. The program included bottle roll tests, column tests and comminution tests and mineralogical examination.

Section Sample Assays

A total of 65 underground adit samples weighing 816 pounds (370kg) and three surface samples weighing 904 pounds (410kg) were collected for metallurgical testing. Each of these samples were crushed to 100% -2 inches (50mm) and assayed for gold and silver in duplicate. Assay results are listed in Table 8.2. Samples were combined to generate surface and underground composites, as well as a blended master composite. Triplicate direct assays were conducted on each composite. Standard deviations between triplicate head assays were high, particularly for the surface master composite. The agreement between the triplicate splits was not good, however the average of the triplicate assays is close to what was expected, based on the section assays. It was noted that the quality control samples all checked out as well, which indicates that the assays are good and the gold occurrence in the potentially economic mineralization is just a little "spotty".

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

Results showed that increasing the cyanide concentration did not significantly increase silver recovery at heap leach feed sizes, however, silver recovery increased substantially when feed was finely ground. Silver recovery was 60.6% from the bottle roll test conducted on 80% -200 mesh material. Gold recovery was also moderately higher when fine grinding was employed. Mineralogical analysis of head and tail samples of the blended master composite confirm that the primary reason for low silver recovery is due to the very fine-grained nature of the silver sulfide, which when exposed, is readily leachable. The silver leach rate at 200 mesh was extremely fast. Silver recovery was complete within the first two hours, which suggests that the silver mineralization is very fast leaching once liberated. In contrast, silver-bearing jarosites tend to be refractory and are usually unaffected by leaching regardless of the grind size.

Summary results from bottle roll testing are given in Table 8.3. Detailed bottle roll test data including leach rate figures, are provided in the attached spreadsheet.

2 Bottle Roll Test Results, 2013

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

Detail column leach tests data, including screen analysis of the feed and tails and drain down rates can be found in the Appendix, identified as McLelland Report No. 3829 titled Heap Leach Cyanidation Testing Longstreet Project, dated April 6, 2014.

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

3 Summary Metallurgical Test Results

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

It is important to note that although the column tests were conducted over a period of 190 days, gold extraction was essentially completed in the first 30 days of leaching. Silver leach rates, on the other hand, were very slow and it is not expected that they would improve beyond the 190-day cycle.

Cyanide consumption rates were high and ranged from 1.56 to 1.93 kg NaCN/t of ore. This was due in part to the long leach times. Cyanide consumption rates in a commercial operation are typically much lower.

Figures 8.4, 8.5 and 8.6 diagrammatically illustrate the leach rates and results for gold and silver.

Gold and Silver Leach Rate Profiles, Column Leach Test,
Longstreet Mine, Surface Master Composite, 80% -19mm Feed Size
Cumulative Recovery, % of Total
100
90
80
70
60
50
40
30
20
10
0
0
30
60
90
120
150
180
210
Leach Time, days
Au
Ag

Figure 8.4 Surface Master composite leach kinetics

Gold and Silver Leach Rate Profiles, Column Leach Test, Longstreet Mine, Underground Master Composite, 80% -19mm Feed Size
Cumulative Recovery, % of Total
100
90
80
70
60
50
40
30
20
10
0
0
30
60
90
120
150
180
210
Leach Time, days
Au
Ag

Figure 8.5 Underground master composite leach kinetics

Gold and Silver Leach Rate Profiles, Column Leach Test, Longstreet Mine, Blended Master Composite, 80% -19mm Feed Size
Cumulative Recovery, % od Total
100.0
90.0
80.0
70.0
60.0
50.0
40.0
30.0
20.0
10.0
0.0
0
30
60
90
120
150
180
210
Leach Time, days
Au
Ag

Figure 8.6 Master blend composite leach kinetics

Property Geology:  Geologic mapping by MinQuest since 2002 indicates that the majority of the Longstreet Project is underlain by moderately to poorly welded rhyolite ash-flow tuff ('Tat') containing conspicuous exotic lithic fragments and pumice (Figures 5, 7, 8 and 9). The ash-flow tuff unit is buff to gray, and contains <10% quartz phenocrysts, 15% feldspar phenocrysts, 5-15% pumice and 5-20% other exotic fragments in an aphanitic groundmass (Liedtke, 1984). Hydrothermal alteration is prevalent and consists of argillic (bleaching and clay mineral development), silicic (pervasive silica flooding, or extremely high veinlet density) and potassic (adularia in quartz veinlets). Limonite and geothite development is considered to be weathering phenomena. These felsic ash-flow tuffs of Oligocene age are similar in age and character to the 'tuffs of Round Mountain', which host the Round Mountain Mine.

The Tat tuff unit (see Figures 7, 8 and 9) displays horizontal bedding and may be in the order of 3,000 feet thick. The ash-flow tuff is intruded by rhyolite porphyry dykes ('Trp') exhibiting various orientations, and may represent feeder conduits to now-eroded rhyolitic lithologies higher in the stratigraphy.

A thin discontinuous unit of volcaniclastic and siliceous sediments ('Ts'), including sinter is deposited upon the ash-flow tuff unit. The unit is white, yellowish and light gray, bedded in part and probably represents a hiatus in volcanism. Siliceous alteration resulting in the development of sheeted quartz vein systems affects the Tat, Ts and Trp rock units.

Overlying the Tat tuff and the Ts sediments is a black to brown strongly welded ash-flow tuff ('Trt') that forms bluffs and caps ridges. This unit has a distinctive thin (about 10 feet) vitrophyre zone near its base. This unit is estimated to be 300 to 450 feet thick and possibly a correlative of the Saulsbury Wash Formation (21.6 +/- 0.6 Ma).

The tectonic fabric on the Longstreet Project includes two Main directions of faulting/fracturing that have an influence on the mineralization. An east-trending steeply north-dipping system of fractures and faults has been noted at five of the seven gold / silver zones on the Property (see Figure 6). Quartz –adularia – limonite veins / veinlets and 'rusty fractures' following this trend contain gold mineralization. The other important gold / silver-bearing fault/fracture direction is 300-330° with steep north dips, and is characterized by sheeted quartz veins / veinlets and 'rusty fractures'. The vein / veinlets also contain adularia and iron oxide minerals derived from the oxidation of sulfide minerals. This mineralized trend occurs at all seven of the gold / silver zones known on the Longstreet Project. Major displacement is not a feature of these structures.

The Longstreet project is an example of gold / silver mineralization related to east-trending structures. An east-tending fault dipping 40-55° is associated with the highest-grade gold / silver mineralization known to date. The bulk of the gold / silver mineralization in the Longstreet Mine is contained in steeply dipping multiple vein sets in the hanging wall of the fault.

Liedtke (1984) indicates that similar fault directions are known 4,600 feet south and 2,800 feet north of the Longstreet Project, which may host similar high-grade gold / silver mineralization.

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

Spire: This is an E-W vertical to steeply north dipping sheeted vein system. Intersecting NW trending veins are present, but are much less abundant than at Main.  Surface sampling at Spire had detected anomalous gold values.

Star Gold's geologists believe sampling and drilling results to date warrant optimism of one or more economic, near surface, bulk-mineable, heap leach-recoverable gold-silver deposits at the Longstreet Project targets described above. In addition, sampling at surface near the Cyprus target suggests the presence of higher grade veins, which may be suitable to underground mining methods.  Situated on a high ridge-top, it could be easily mined from a canyon elevation adit.

Environmental, plan of operation and reclamation: To the Company's knowledge, there is no known surface disturbance or groundwater contamination from previous mining activities.  Remediation activities are performed immediately after completion of exploratory drilling.  With respect to historical mining activities, there is no indication of reclamation at this time and, therefore, the Company has no plans to remediate.  The Longstreet Property is within Forest Service lands and Star Gold has applied for and received a Plan of Operation from the Forest Service allowing exploration drilling. A surface disturbance bond of $21,600 has been paid and is held by the Forest Service until reclamation is completed.  There are no other significant environmental requirements.

ITEM 3.          LEGAL PROCEEDINGS.

Star Gold Corp. is not a party to any material legal proceedings and, to management's knowledge, no such proceedings are threatened or contemplated.

ITEM 4.          MINE SAFETY DISCLOSURES.

Star Gold Corp. considers health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act").  During the year ended April 30, 2017, the Company's exploration properties were not subject to regulation by the MSHA under the Mine Act.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

General

Star Gold Corp. authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of July 11, 2017, there were 54,836,726 shares of Star Gold Corp. common stock issued and outstanding. The Company has not issued any shares of preferred stock.

Market Information

The Company's shares are quoted via the OTC Markets under the symbol "SRGZ."  The high and low bid information for the Company's common stock for the year ended April 30, 2017 and 2016 is:

Fiscal Year	Quarter	HIGH ($)	LOW ($)

2017	First quarter ending July 31, 2016	$0.10	$0.06
	Second quarter ending October 31, 2016	0.198	0.052
	Third quarter ending January 31, 2017	0.15	0.14
	Fourth Quarter ending April 30, 2017	0.16	0.065

2016	First quarter ending July 31, 2015	$0.150	$0.010
	Second quarter ending October 31, 2015	0.150	0.046
	Third quarter ending January 31, 2016	0.149	0.060
	Fourth Quarter ending April 30, 2016	0.064	0.06

Quotations provided by the OTCQB Venture Marketplace reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

At July 11, 2017, the price per share quoted on the OTCQB was $0.054.

Transfer Agent:

The independent stock transfer agent for Star Gold Corp. is Pacific Stock Transfer located at 4045 South Spencer Street, Suite 403, Las Vegas, NV  89119.

Dividends

The Company has not declared any dividends on its common stock since inception. There are no dividend restrictions that limit the Company's ability to pay dividends on common stock in its Articles of Incorporation or Bylaws. The Corporation's governing statute, Chapter 78 – "Private Corporations" of the Nevada Revised Statutes (the "NRS"), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

The Stock Option Plan has a maximum percentage of 10% of the Company's outstanding shares that are eligible for the plan pool whereby the number of shares under the Stock Option Plan increase automatically with increases in the total number of outstanding common shares.  This "Evergreen" provision permits the reloading of shares that make up the available pool for the Stock Option Plan, once the options granted have been exercised.  The number of shares available for issuance under the Stock Option Plan automatically increases as the total number of shares outstanding increase, including those shares issued upon exercise of options granted under the Stock Option Plan, which become re-available for grant subsequent to exercise of option grants.  The number of shares subject to the Stock Option Plan and any outstanding awards under the Stock Option Plan will be adjusted appropriately by the Board of Directors if the Company's common stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification, dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all the Company's assets.

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

On June 18, 2012, the Board of Directors authorized the grant of 1,725,000 options to purchase shares of common stock of the Company to various directors, officers and advisors.  The options have an exercise price of $0.30 which approximates the fair market value of the Company's common equity on the date of the grant based on the closing price as quoted by the National Quotation Bureau on the day of grant.  The option certificates will reflect the actual date of the grant.  The Company will recognize stock option expense related to these grants in subsequent periods.

On May 22, 2013, the Board of Directors authorized the grant of 675,000 options to purchase shares of common stock of the Company to various directors, officers and consultants.  The options have an exercise price of $0.29 which approximates the fair market value of the Company's common equity on the date of the grant based on the closing price as quoted by the National Quotation Bureau on the day of grant.  The option certificates will reflect the actual date of the grant.  The Company will recognize stock option expense related to these grants in subsequent periods.

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

On October 18, 2016, the Company rescinded 2,696,667 fully vested options previously granted under the Stock Option plan with a weighted average exercise price of $0.37.  The Company re-issued the options and an additional 2,116,333 options to purchase shares of the Company's common stock, or a total of 4,810,000 options, with an exercise price of $0.06 per share.  The options vested immediately and have a term of 5 years.  The difference between the fair value of the options rescinded and the options granted was treated as a re-pricing event and the Company recognized stock-based compensation in the amount of $126,562 for the year ended April 30, 2017.

Recent Sales of Unregistered Securities

On January 15, 2014, the Company awarded 25,000 shares of common stock pursuant to the Longstreet Property Agreement.  The shares were valued at $0.20 per share or $5,000 as of the date of issuance based on the current market price of the Company's common stock.

On July 29, 2014, the Company issued 1,614,400 shares of its common stock and warrants to purchase an additional 1,614,400 shares of its common stock to nine investors pursuant to a private placement of its securities (the "2014 Offering").  The 2014 Offering consisted of the sale of "units" of the Company's securities at the per unit price of $0.23.  Warrants issued pursuant to the 2014 Offering entitle the holders thereof to purchase shares of common stock for the price of $0.23 per share.  The term of each warrant is for five (5) years commencing with its issuance date.  The Company closed the 2014 Offering and raised a total of $336,412, net of offering costs.

On October 12, 2015, the Company issued 4,241,000 shares of its common stock and warrants to purchase an additional 4,241,000 shares of its common stock to 13 investors pursuant to a private placement of its securities (the "2015 Offering").  The 2015 Offering consisted of the sale of "units" of the Company's securities at the per unit price of $0.10.  Warrants issued pursuant to the 2015 Offering entitle the holders thereof to purchase shares of common stock for the price of $0.20 per share.  The term of each warrant is for five years commencing with its issuance date.  The Company closed the 2015 Offering and raised a total of $424,100, net of offering costs.  Once the Company has obtained a Record of Decision from the federal Bureau of Land Management approving an Environmental Impact Statement for the Longstreet Project, the Company, at its sole discretion may call the Warrants issued hereunder as due and exercisable by providing holders of Warrants with 45-day written notice of same.

On October 12, 2016, the Company issued 14,000,000 shares of its common stock and warrants to purchase an additional 14,000,000 shares of its common stock to 24 investors pursuant to a private placement of its securities (the "2016 Offering").  The 2016 Offering consisted of the sale of "units" of the Company's securities at the per unit price of $0.05.  Warrants issued pursuant to the 2016 Offering entitled the holders thereof to purchase shares of common stock for the price of $0.15 per share.  The term of each warrant is for five years commencing with its issuance date.  The Company closed the 2016 Offering having raised a total of $700,000 ($18,000 in fiscal year ended April 30, 2016 and $682,000 in nine months ended January 31, 2017).

All unregistered sales of equity securities during the period covered by this Annual Report were previously disclosed in the Company's current reports on Form 8-K and its Quarterly Reports on Form 10-Q.

During the fiscal year ended April 30, 2017, neither the Company nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company's equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

ITEM 6.          SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the years ended
	April 30, 2017	April 30, 2016
Revenues	$-	$-
Gross profit	-	-
Total operating expenses	619,788	417,303
Loss from operations	(619,788)	(417,303)
Other income (expense)	(2,593)	(3,141)
NET LOSS	$(622,381)	$(420,444)

Weighted average shares of common stock (basic and diluted)	48,546,315	38,890,037

Income (loss) per share (basic and diluted)	$(0.01)	$(0.01)

Balance Sheet Information:

	April 30, 2017	April 30, 2016
Working Capital	$71,765	$(70,571)
Total assets	518,402	358,202
Accumulated deficit	9,939,890	9,317,509
Stockholders' equity	465,350	259,079

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

The Company maintains a corporate office in Coeur d'Alene, Idaho.  This is the primary administrative office for the Company and is utilized by Board Chairman Lindsay Gorrill and Chief Financial Officer Kelly Stopher.

During the year ended April 30, 2017, the Company completed the following:

•	Evaluated the costs of studies necessary for the preparation of an Environmental Impact Study ("EIS").
•
Investigation and preparation of flora and fauna studies at Longstreet which generally indicate no material conditions present that would limit the Company's ability to commence mining operations at the site.

•	Completion of cultural resources studies at Longstreet that provided reasonable assurance of no significant barriers to commence mining operations at the site.
•	Reached agreement on leasing water rights for a portion of the quantity of water necessary to operate an open pit mine and heap leach pad on or adjacent to the Longstreet property.

For the upcoming fiscal year ending April 30, 2018, the Company plans to commence the following activities as it prepares the EIS on the Longstreet Project:

•	Aerial mapping of the Property
•	Preparation of a hydro-geologic study of the Longstreet Property to determine the hydrogeologic conditions of and confirm the water table depth in the project area.
•	Completion of a rock characterization study to determine any potential issues with leaching ore from the target property and assessing any potentially required remediation actions.
•	Develop a mine and engineering plan to assess the necessary footprint of the proposed mining operations, with a view toward minimizing the areas of potential land disturbance.

Assuming the results of the above-referenced studies are favorable, the Company intends to proceed to the preparation of an EIS and plan of operation for the Longstreet project (the "Longstreet Plan"). The eventual objective of the EIS and Longstreet Plan is the issuance, by each governing agency, of the necessary mine permits to authorize the construction of, and ongoing operations at, an open pit/heap leach mine at the Longstreet Property.

The Company anticipates the aforementioned tasks to be completed in late 2017, with the EIS prepared in early 2018.

Approval of the Longstreet Plan is subject to governmental agency review and may require additional remediation activities.

The preliminary budget for Longstreet Project is as follows:

	Fiscal year end April 30,
STAR GOLD CORP. – LONGSTREET Au-Ag PROJECT,	2018	2019
Permit fees	$45,000	$-
Flora and fauna contractor	9,000	-
Cultural studies	42,000	-
Hydrology	120,000
Geo-chemistry	40,000	-
Engineering for pads, air, permit, initial plan	210,000
Plan of Operations	180,000	310,000
Project management	77,000	30,000
Water rights costs	35,000	-
Aerial mapping	15,000
Contingency, follow-up, mapping	42,000	70,000
Claims and annual minimum option payments	82,000	87,000
Total	$897,000	$497,000

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

RESULTS OF OPERATIONS

	For the years ended April 30,
	2017	2016	$ Change	% Change
Mineral exploration expense	$211,732	$265,444	$(53,712)	(20.2%)
Legal and professional fees	78,818	44,497	34,321	77.1%
Management and administrative	325,187	101,961	223,226	218.9%
Depreciation	4,051	5,401	(1,350)	(25.0%)
Other expense (income)	2,593	3,141	(548)	(17.4%)
NET LOSS	$622,381	$420,444	$201,937	48.0%

The Company earned no operating revenue in 2017 or 2016 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward exploration and permitting activities at its Longstreet Property.

Total net loss for 2017 of $622,381 increased by $201,937 from 2016 total net loss of $420,444.

Mineral exploration and consultants' expense

	For the years ended April 30,
	2017	2016	$ Change	% Change
Drilling and field work	$5,004	$21,563	$(16,559)	(76.8%)
Field consultants and payroll	142,260	170,209	(27,949)	(16.4%)
Technical consultants	40,750	39,789	961	2.4%
Claims	23,718	33,883	(10,165)	(30.0%)
Total mineral exploration and consultants expense	$211,732	$265,444	$(53,712)	(20.2%)

Exploration and consultants' expense for the year end April 30, 2017 was $211,732, a decrease of $53,712 from 2016 exploration and consultants' expense of $265,444 resulting from archaeological and flora and fauna studies at the Longstreet Property.  The Company's emphasis during the year ended April 30, 2017 shifted from exploratory drilling to activities related to environmental and anthropological studies.

General and administrative expense

	For the years ended April 30,
	2017	2016	$ Change	% Change
Auto and travel	$40,664	$12,733	$27,931	219.4%
Advertising and promotion	55,800	-	55,800	N/A
General administrative and insurance	35,800	34,842	958	2.7%
Management fees and payroll	50,932	47,605	3,327	7.0%
Office and computer expense	5,461	3,429	2,032	59.3%
Rent and lease expense	6,250	2,500	3,750	150.0%
Stock based compensation	126,777	-	126,777	N/A
Telephone and utilities	3,503	852	2,651	311.2%
Total general and administrative	$325,187	$101,961	$223,226	218.9%

Total general and administrative expense increased $223,226 to $325,187 compared to 2016 expense of $101,961.  The difference was attributable a non-cash stock option expense of $126,777 in 2017 and additional advertising and promotion expenses not incurred in the prior year.

Advertising and promotion increased $55,800 primarily as a result of a web advertising campaign designed to build shareholder awareness and expenses associated with various road shows for the purpose of raising additional capital.

Travel expense increased for the fiscal year ending April 30, 2017 by $27,931. Travel is generally related to meetings associated with capital raises and visits to the exploration site by Company management and potential financiers.

Legal and professional fees

	For the years ended April 30,
	2017	2016	$ Change	% Change
Audit and accounting	$29,489	$31,367	$(1,878)	(6.0%)
Legal fees	33,324	11,945	21,379	179.0%
Public company expense	11,995	511	11,484	2,247.4%
Investor relations	4,010	674	3,336	495.0%
Total legal and professional fees	$78,818	$44,497	$34,321	77.1%

Audit and accounting fees decreased $1,878 from $31,367 for the year end April 30, 2016 compared to $29,489 for the year ended April 30, 2017.

Investor relation expense of $4,010 for the year ended April 30, 2017 increased $3,336 compared to $674 for the year ended April 30, 2016.  The increase is related to cost of distribution of several press releases issued during the year ended April 30, 2017.

The primary component of public company expense is the annual fee associated with OTC Markets for the Company's OTCQB status.  Public company expense increased $11,484 as a result of payment of the annual fee of $10,000.

Legal fees increased from $11,945 in 2016 to $21,379 in 2017.  The increase for the year is primarily related to expenses related to legal costs related to documentation related to private placements, regulatory filings related to officers and directors and legal fees related negotiation and documentation of water rights agreements on the Longstreet project.  There are no pending legal issues or contingencies as of April 30, 2017.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	April 30, 2017	April 30, 2016
Current assets	$124,817	$10,552
Current liabilities	53,052	(81,123)
Working capital (deficit)	$71,765	$(70,571)

	For the years ended
CASH FLOWS	April 30, 2017	April 30, 2016
Cash flow used by operating activities	$(522,405)	$(339,094)
Cash flow used by investing activities	(37,000)	(32,000)
Cash flow from financing activities	667,000	367,521
Net increase (decrease) in cash during period	$107,595	$(3,573)

Working capital will be utilized for the Company's ongoing environmental studies at its Longstreet Project scheduled for the summer of 2017 and general corporate purposes.

The Company utilized $37,000 in cash from Investing Activities to exercise its option on claims agreements and utilized for certain capitalized mineral assets at its Longstreet Project.  The Company intends to continue exploration activities at Longstreet upon completion of environmental studies and permitting.

As of April 30, 2017, the Company had cash on hand of $109,380.  Since inception, the sole source of financing has been sales of the Company's debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

The Company plans for the long-term continuation as a going concern include financing future operations through sales of our equity and/or debt securities and the anticipated profitable exploitation of the Company's mining properties.  These plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property.

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

Asset Impairments

Significant property acquisition payments for active exploration properties are capitalized.  The evaluation of the Company's mineral properties for impairment is based on market conditions for minerals, underlying mineralized material associated with the properties, and future costs that may be required for ultimate realization through mining operations or by sale.  If no mineable ore body is discovered, or market conditions for minerals deteriorate, there is the potential for a material adjustment to the value assigned to mineral properties.

Mineral Interests

Exploration costs are expensed in the period in which they occur. The Company capitalizes costs for acquiring and leasing mineral properties and expenses costs to maintain mineral rights as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method based on periodic estimates of ore reserves. Mineral interests are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of April 30, 2017, including:

1.	Report of Independent Registered Public Accounting Firm;
2.	Balance Sheets as of April 30, 2017 and 2016;
3.	Statements of Operations for the years ended April 30, 2017 and 2016;
4.	Statement of Changes in Stockholders' Equity for the years ended April 30, 2017 and 2016;
5.	Statements of Cash Flows for the years ended April 30, 2017 and 2016;
6.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Star Gold Corp.

We have audited the accompanying balance sheets of Star Gold Corp. ("the Company") as of April 30, 2017 and 2016, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Gold Corp. as of April 30, 2017 and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit at April 30, 2017 and no ongoing source of revenue.  These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington

July 7, 2017

STAR GOLD CORP.
BALANCE SHEETS

	April 30, 2017	April 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,380	$1,785
Other current assets (NOTE 4)	15,437	8,767

TOTAL CURRENT ASSETS	124,817	10,552

EQUIPMENT AND MINING INTEREST, net (NOTE 3)	360,874	326,050

OTHER ASSETS – NON-CURRENT (NOTE 4)	11,111	-

RESTRICTED CASH	21,600	21,600

TOTAL ASSETS	$518,402	$358,202

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,052	$53,742
Other accrued liabilities	-	12,381
Short term notes payable, related party (NOTE 6)	-	15,000

TOTAL CURRENT LIABILITIES	53,052	81,123

LONG TERM LIABILITIES:
Deposits on stock subscriptions (NOTE 10)	-	18,000

TOTAL LONG-TERM LIABILITIES	-	18,000

TOTAL LIABILITIES	53,052	99,123

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 54,836,726 and 40,836,726 shares issued and outstanding, respectively	54,837	40,837
Additional paid-in capital	10,350,403	9,535,751
Accumulated deficit	(9,939,890)	(9,317,509)

TOTAL STOCKHOLDERS' EQUITY	465,350	259,079

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$518,402	$358,202

STAR GOLD CORP.
STATEMENTS OF OPERATIONS

	For the years ended
	April 30, 2017	April 30, 2016
OPERATING EXPENSE
Mineral exploration expense	$211,732	$265,444
Legal and professional fees	78,818	44,497
Management and administrative	325,187	101,961
Depreciation	4,051	5,401

TOTAL OPERATING EXPENSES	619,788	417,303

LOSS FROM OPERATIONS	(619,788)	(417,303)

OTHER INCOME (EXPENSE)
Interest expense	(628)	(711)
Interest expense, related party	(2,093)	(2,451)
Interest income	128	21

TOTAL OTHER INCOME (EXPENSE)	(2,593)	(3,141)

NET LOSS BEFORE INCOME TAXES	(622,381)	(420,444)

Provision (benefit) for income tax	-	-

NET LOSS	$(622,381)	$(420,444)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number shares outstanding	48,546,315	38,890,037

STAR GOLD CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
BALANCE, April 30, 2015	36,595,726	$36,596	$9,112,889	$(8,897,065)	$252,420
Common stock and warrants issued at $0.10 per unit	4,241,000	4,241	419,859	-	424,100
Stock-based compensation	-	-	1,503	-	1,503
Options issued for mining interest	-	-	1,500	-	1,500
Net loss	-	-	-	(420,444)	(420,444)
BALANCE, April 30, 2016	40,836,726	40,837	9,535,751	(9,317,509)	259,079
Common stock and warrants issued at $0.05 per unit	14,000,000	14,000	686,000	-	700,000
Stock-based compensation	-	-	126,777	-	126,777
Options issued for mining interest	-	-	1,875	-	1,875
Net loss	-	-	-	(622,381)	(622,381)
BALANCE, April 30, 2017	54,836,726	$54,837	$10,350,403	$(9,939,890)	$465,350

STAR GOLD CORP.
STATEMENTS OF CASH FLOWS

	For the years ended
	April 30, 2017	April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(622,381)	$(420,444)
Adjustments to reconcile net loss to cash used by operating activities
Stock based compensation	126,777	1,503
Depreciation	4,051	5,401
Changes in operating assets and liabilities:
Other current assets	(6,670)	62,070
Other assets	(11,111)	-
Accounts payable	(690)	16,566
Other accrued liabilities	(12,381)	(4,190)
Net cash used by operating activities	(522,405)	(339,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(37,000)	(32,000)
Net cash used in investing activities	(37,000)	(32,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term note, related party	70,000	55,000
Repayment of short-term note, related party	(85,000)	(129,579)
Proceeds from common stock subscriptions	-	18,000
Net proceeds from issuance of common stock and warrants	682,000	424,100
Net cash provided by financing activities	667,000	367,521
Net increase (decrease) in cash and cash equivalents	107,595	(3,573)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,785	5,358

CASH AND CASH EQUIVALENTS AT END OF YEAR	$109,380	$1,785

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$2,846	$3,614

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Options issued for mining interest	$1,875	$1,500
Reduction of short-term promissory notes, related party by vendor refund	-	$12,337
Stock issued on common stock subscription payable	$18,000	-

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the "Company") was initially incorporated as Elan Development, Inc., in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada but the Company is currently focusing on gold, silver and other base metal-bearing properties in Nevada.

The Company's core business consists of assembling and/or acquiring land packages and mining claims the Company believes have potential mining reserves, and expending capital to explore these claims by drilling, and performing geophysical work or other exploration work deemed necessary.  The business is a high-risk business as there is no guarantee that the Company's exploration work will ultimately discover or produce any economically viable minerals.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of April 30, 2017, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $9,939,890 and, at April 30, 2017,  the Company's working capital was $71,765.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors and/or lenders, and attaining commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern. In the event the Company is unable to fulfill the annual exploration expenditures as specified in the Property Option Agreement (Note 3), the Company will default on the agreement(s) and surrender its right to future claims on the respective property.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to long-lived asset impairments and stock option valuation.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company's reported financial position and results of operations.

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Restricted cash

Restricted cash constitutes cash held as collateral for the faithful performance of bonds securing exploration permits.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017

Financial Instruments

The Company's financial instruments include cash and cash equivalents and reclamation bonds.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at April 30, 2017.

Fair Value Measures

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.  At April 30, 2017 and April 30, 2016, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017

Stock-based Compensation

The Company estimates the fair value of options to purchase common stock using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected life"), the estimated volatility of the Company's common stock price over the expected term ("volatility"), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. Options granted have a ten-year maximum term and varying vesting periods as determined by the Board of Directors.  The value of shares of common stock awards is determined based on the closing price of the Company's stock on the date of the award.

Loss Per Share

Basic Earnings Per Share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The outstanding securities at April 30, 2017 and 2016, that could have a dilutive effect are as follows:

	April 30, 2017	April 30, 2016
Stock options	5,210,000	3,083,667
Warrants	19,855,400	5,855,400
TOTAL POSSIBLE DILUTION	25,065,400	8,939,067

For the years ended April 30, 2017 and 2016, respectively, the effect of the Company's outstanding stock options and warrants would have been anti-dilutive.

Income Taxes

The Company recognizes a provision for income tax using the liability method.  Deferred income tax liabilities or assets at the end of each period are determined using the tax rates expected to be in effect when the taxes are paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Reclassifications

Certain reclassifications have been made to the 2016 financial statements in order to conform to the 2017 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. ASU No. 2015-17 requires the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of implementing this update on the financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies the accounting for stock-based compensation, including income tax consequences and balance sheet and cash flow statement classification of awards. The update is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of implementing this update on the financial statements.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of implementing this update on the financial statements.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions occurring after the effective date.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3– EQUIPMENT AND MINING INTEREST

The following is a summary of the Company's equipment and mining interest at April 30, 2017 and April 30, 2016.

	April 30, 2017	April 30, 2016
Equipment	$27,007	$27,007
Less accumulated depreciation	(27,007)	(22,956)
Equipment, net of accumulated depreciation	-	4,051
Mining interest - Longstreet	360,874	321,999
TOTAL EQUIPMENT AND MINING INTEREST	$360,874	$326,050

Pursuant to the Longstreet Property Option Agreement (the "Longstreet Agreement") entered into by the Company on or about January 15, 2010, the Company leases, with an option to acquire, unpatented mining claims located in the State of Nevada known as the Longstreet Property.  On December 10, 2014, the Longstreet Agreement was amended revising the required expenditures and annual stock option obligation.

On January 5, 2016, the Longstreet Agreement was further amended revising the required expenditures and annual stock option obligation.  All allowable expenditures in excess of the required annual expenditures shall be carried-over to the subsequent year.

The Company is also obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims.

For the year ended April 30, 2016, the Company made an annual required payment to the optioner of $20,000 which is included in "Equipment and Mining Interest". The Company issued options to purchase 25,000 shares of common stock with fair value of $1,500 (Note 8).

For the year ended April 30, 2017, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property related to the Clifford claims.  The Company also made an annual required payment to the optioner of $25,000 which is included in "Equipment and Mining Interest".  The Company issued options to purchase 25,000 shares of common stock with fair value of $1,875.

The schedule of annual payments, minimum expenditures and number of stock options to be issued pursuant to the amended Longstreet Agreement of January 5, 2016, is as follows:

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017

Required annual expenditure between:	Required Expenditure	Cash payment(1)	Stock options
January 17, 2017 through January 16, 2018	$300,000	$35,000	40,000
January 17, 2018 through January 16, 2019	500,000	40,000	45,000
January 17, 2019 through January 16, 2020	700,000	45,000	50,000
Payment due upon transfer but no later than January 16, 2021	-	85,000	-
TOTAL	$1,500,000	$205,000	135,000

(1)	Does not include $12,000 annual advance royalty payment related to Clifford claims.

As of the measurement date of January 31, 2017, the Company made cumulative allowable expenditures of $2,319,581, a surplus of $269,581 over the required cumulative expenditures of $2,050,000.  As of April 30, 2017, the Company was in compliance with all provisions of the Longstreet Agreement.

NOTE 4 –OTHER ASSETS

On January 19, 2017, the Company entered into an Option and Lease of Water Rights with Stone Cabin Company, LLC (the "Water Rights Agreement").  In exchange for a one-time payment of $20,000, the Water Rights Agreement granted the Company a three-year option to commence a ten-year lease of certain water rights in Nevada.  The water rights are for use in conjunction with the Company's Longstreet Project. Lease payments for the water rights do not commence unless the Company exercises the option to lease. The Water Rights Agreement also granted the Company the ability to extend, upon additional option payments, the option to lease for up to an additional three years and the ability to extend the water rights lease (if exercised) for an additional ten-year period.  The $20,000 payment has been deferred and is being amortized on a straight-line basis over the three year option period.

The following is a summary of the Company's other assets at April 30, 2017 and April 30, 2016.

	April 30, 2017	April 30, 2016
Option on water rights lease agreement	$17,777	$-
Prepaid insurance	8,771	8,767
Subtotal	26,548	8,767
Less Other Assets - Current	(15,437)	(8,767)
TOTAL OTHER ASSETS - NON-CURRENT	$11,111	$-

NOTE 5 - INCOME TAXES

There were no income tax provision (benefit) for the years ended April 30, 2017 and 2016.  The components of the Company's net deferred tax assets are as follows:

	April 30, 2017	April 30, 2016
Net operating loss carryforward	$1,569,700	$1,371,800
Stock-based compensation	193,900	193,300
Equipment and mining interests	668,000	645,000
Other	3,700	3,700
TOTAL	2,435,300	2,213,800
Valuation allowance	(2,435,300)	(2,213,800)
DEFERRED TAX ASSET	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at April 30, 2017 and 2016.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017

A reconciliation between the statutory federal income tax rate and the Company's tax provision is as follows:

	April 30,
	2017		2016
Expected income tax benefit based on statutory rate	$(217,800)	(35%)	$(147,100)	(35%)
Effect of state taxes	(6,200)	(1%)	(4,200)	(1%)
Other	2,500	-	(4,400)	(1%)
Change in valuation allowance	221,500	36%	155,700	37%
TOTAL INCOME TAX BENEFIT	$-	-%	$-	-%

At April 30, 2017 and 2016, respectively, the Company had federal and state net operating loss carry forwards of approximately $4,310,000 and $3,810,000 which will expire in fiscal years ending April 30, 2031 through April 30, 2037.

The Company has no tax position at April 30, 2017 and 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2017 and 2016.  The Company's federal income tax returns for fiscal years 2015 through 2017 remain open and subject to examination.

NOTE 6– RELATED PARTY TRANSACTIONS

On September 1, 2011, the Company moved its offices to Coeur d'Alene, Idaho and leased office space for $2,500 per month plus a proportionate share of utilities and insurance from Marlin Property Management, LLC ("Marlin") an entity owned by the spouse of the Company's then President and current Chairman of the Board of Directors ("Chairman of the Board").

On or about June 30, 2015, the Company entered into a Lease Termination Agreement with Marlin.  The Termination Agreement was effective as of June 1, 2015 and relieved the Company of all obligations under the terms of the lease after that date due to financial constraints on the Company.

For the years ended April 30, 2017 and 2016, the Company paid the related party $6,250 and $2,855, respectively, for office rental.

The Company continued to rent office space from Marlin on a month-to-month basis as financial resources were available.  The Company currently pays $250 per month plus a proportionate share of utilities and insurance.

The Company has had short term promissory notes with its Chairman of the Board as follows:

•
On March 16, April 10 and April 14, 2015 in the aggregate amount of $101,916; matured on December 31, 2015; and bore interest at 8% per annum with bi-monthly payments of $450 commencing on August 1, 2015. The notes and accrued interest were paid during the year ended April 30, 2016.

•
On May 27, 2015 in the amount of $40,000; matured on December 31, 2015; and bore interest at 8% per annum with bi-monthly payments of $450 commencing on August 1, 2015.  The note was paid in full during the year ended April 30, 2016.

•	On March 20, 2016 in the amount of $15,000 with an original maturity date of December 31, 2016. The full amount of principal and all accrued interest was paid on August 23, 2016.
•	On May 4, 2016 in the amount of $70,000 with an original maturity date of December 31, 2016. The full amount of principal and all accrued interest were paid in full on August 23, 2016.

For the year ended April 30, 2017 and 2016, interest expense on these notes in aggregate was $2,093 and $2,451, respectively.  At April 30, 2017 and 2016, accrued interest associated with these notes was $Nil and $131, respectively, and is included in other accrued liabilities on the balance sheet.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017

NOTE 7 - WARRANTS

The following is a summary of the Company's warrants activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2015	1,614,400	$0.23
Issued – October 12, 2015 (Note 9)	4,241,000	0.20
Balance outstanding at April 30, 2016	5,855,400	$0.21
Issued – October 12, 2016 (Note 9)	14,000,000	0.15
Balance outstanding at April 30, 2017	19,855,400	$0.17

The composition of the Company's warrants outstanding at April 30, 2017, is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price
July 29, 2014	July 29, 2019	1,614,400	$0.23
October 12, 2015	October 12, 2020	4,241,000	0.20
October 12, 2016	October 12, 2021	14,000,000	0.15
		19,855,400	$0.17

NOTE 8 - STOCK OPTIONS

Options issued for mining interest

In consideration for mining interests (see Note 3), the Company is obligated to issue stock options to purchase shares of the Company's common stock based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.

The Company estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

	For the year ended April 30,
	2017	2016
Options issued	25,000	25,000
Expected volatility	320.9%	359.7%
Expected term	10 years	10 years
Risk free rate	2.4%	1.94%

The following is a summary of the Company's options issued and outstanding in conjunction with certain mining interest agreements on properties for the year ended April 30, 2017 and April 30, 2016, respectively:

	For the year ended April 30, 2017		For the year ended April 30, 2016
	Options	Price (a)	Options	Price (a)
Beginning balance	375,000	$0.32	350,000	$0.34
Issued	25,000	0.08	25,000	0.06
Exercised	-	-	-	-
Expired	-	-	-	-
Ending balance	400,000	$0.30	375,000	$0.32

(a) Weighted average exercise price.

Fair value of the option grants for mining interests for the years ended April 30, 2017 and 2016, was $1,875 and $1,500, respectively.  Those costs are capitalized as Mining Interests (Note 3).  As of April 30, 2017, the remaining weighted average term of the option grants for mining interest was 4.83 years.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017

Options issued for consulting services

As per an agreement fully executed on October 3, 2012, in consideration for consulting and advisory services rendered, the Company was obligated to issue a total of 1,000 stock options based on 5-day variable weighted-average price (VWAP) at the end of each month of the associated consulting contract.  The stock options had a term of 1 year.  The consultant options vested on the first day of the following month of service and were exercisable for a period of nine months following the termination of the agreement.

The Company estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

	For the year ended April 30,
	2017	2016
Options issued	3,000	12,000
Weighted average exercise price	$0.06	$0.08
Volatility	440.2% to 452.3%	241.6% to 465.2%
Expected term (years)	1	1
Risk free rate	0.54% to 0.62%	0.25% to 0.68%

The following is a summary of the Company's options issued and outstanding associated with the consulting agreement:

	For the year ended April 30,
	2017		2016
	Options	Price (a)	Options	Price (a)
Beginning balance	12,000	$0.16	12,000	$0.19
Issued	3,000	0.06	12,000	0.08
Exercised	-	-
Rescinded/expired	(15,000)	(0.10)	(12,000)	(0.19)
Ending balance	-	$-	12,000	$0.16

(a) Weighted average exercise price.

Total charged against operations under the option grants for consulting services was $215 and $1,503, for the years ended April 30, 2017 and 2016, respectively.  These costs are classified as management and administrative expense.

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
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017

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

On October 18, 2016, the Company rescinded 2,696,667 fully vested options previously granted under the Stock Option plan with a weighted average exercise price of $0.37.  The Company re-issued the options and granted an additional 2,116,333 options to purchase shares of the Company's common stock, or a total of 4,810,000 options, with an exercise price of $0.06 per share.  The options vested immediately and have a term of 5 years.  The Company accounted for the repricing as a modification of stock option terms.  The incremental fair value of the modified options over the fair value of the original options and the fair value of the new options was $126,562 and has been recognized stock-based compensation for the year ended April 30, 2017.   No options were issued during the year ended April 30, 2016.

The Company estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

For the year ended April 30 2017
Options re-priced/issued	4,810,000
Expected volatility	329.9%
Expected term	5 years
Risk free rate	1.24%

The following is a summary of the Company's options issued and outstanding in conjunction with the Company's Stock Option Plan:

	For the year ended April 30,
	2017		2016
	Options	Price (a)	Options	Price (a)
Beginning balance	2,696,667	$0.37	2,696,667	$0.37
Issued	4,810,000	0.06	-	-
Exercised	-	-	-	-
Expired/Repriced	(2,696,667)	(0.37)	-	-
Ending balance	4,810,000	$0.06	2,696,667	$0.37

(a) Weighted average exercise price.

The following table summarizes additional information about the options under the Company's Stock Option Plan as of April 30, 2017:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term
October 18, 2016	4,810,000	$0.06	4.47
Total options	4,810,000	$0.06	4.47

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of April 30, 2017, there was no unrecognized compensation cost related to stock-based options and awards.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017

Summary:

The following is a summary of the Company's stock options outstanding and exercisable:

Options issued for:	Expiration Date	Options	Weighted Average Exercise Price
Mining interests	April 22, 2019 to January 15, 2025	400,000	$0.30
Stock option plan	October 18, 2021	4,810,000	0.06
Outstanding and exercisable at April 30, 2017		5,210,000	$0.08

The aggregate intrinsic value of all options vested and exercisable at April 30, 2017, was $228,470 based on the Company's closing price of $0.107 per common share at April 30, 2017.  The Company's current policy is to issue new shares to satisfy option exercises.

NOTE 9 – STOCKHOLDERS' EQUITY

On October 12, 2015, the Company issued 4,241,000 shares of its common stock and warrants to purchase an additional 4,241,000 shares of its common stock to 13 investors pursuant to a private placement of its securities (the "2015 Offering").  The 2015 Offering consisted of the sale of "units" of the Company's securities at the per unit price of $0.10.  Warrants issued pursuant to the 2015 Offering entitle the holders thereof to purchase shares of common stock for the price of $0.20 per share.  The term of each warrant is for five years commencing with its issuance date.  The Company closed the 2015 Offering and raised a total of $424,100, net of offering costs.  Once the Company has obtained a Record of Decision from the federal Bureau of Land Management approving an Environmental Impact Statement for the Longstreet Project, the Company, at its sole discretion may call the Warrants issued hereunder as due and exercisable by providing holders of Warrants with 45-day written notice of same.

On October 12, 2016, the Company issued 14,000,000 shares of its common stock and warrants to purchase an additional 14,000,000 shares of its common stock to 24 investors pursuant to a private placement of its securities (the "2016 Offering").  The 2016 Offering consisted of the sale of "units" of the Company's securities at the per unit price of $0.05.  Warrants issued pursuant to the 2016 Offering entitled the holders thereof to purchase shares of common stock for the price of $0.15 per share.  The term of each warrant is for five years commencing with its issuance date.  The Company closed the 2016 Offering having raised a total of $700,000 ($18,000 in fiscal year ended April 30, 2016 and $682,000 in the year ended April 30, 2017).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended April 30, 2017 and 2016 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the years ended April 30, 2017 and 2016, there were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company's internal control of financial reporting as discussed below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2017, based on the criteria in a framework developed by the Company's management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of April 30, 2017, because management identified a material weakness in the Company's internal control over financial reporting related to the segregation of duties as described below.

While the Company does adhere to internal controls and processes that were designed and implemented based on the COSO report, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Management's Remediation Initiatives.

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time.  Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company

Management is currently evaluating avenues for mitigating the Company's internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization, Since the Company has not generated any significant revenues, the Company is limited in its options for remediation efforts.

Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company's internal controls over financial reporting during the fiscal year ending April 30, 2018.

Changes in internal controls over financial reporting

There were no changes in the Company's internal control over financial reporting that occurred prior to the Company's most recent financial quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company's executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	55	Chairman of the Board
David Segelov	50	President and Director
Kelly Stopher	54	Chief Financial Officer and Corporate Secretary/Treasurer
Paul Coombs	45	Director
Thomas Power	52	Director
Ronald D. Nilson	63	Director

Set forth below is a brief description of the background and business experience of the Company's officers and directors:

Lindsay E. Gorrill - Chairman

Mr. Lindsay Gorrill is a Chartered Accountant and has university degrees in Finance and Marketing. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Mr. Gorrill has served as a member of the Company's Board of Directors since July 2007.  Mr. Gorrill currently serves as the Company's Chairman of the Board and has in the past served as the Company's President and Treasurer.    Mr. Gorrill previously served on the Board of Directors of JayHawk Energy, Inc. which is quoted via the OTC Markets, and also in the past served as JayHawk Energy, Inc.'s Chairman, President, Chief Executive Officer and Chief Financial Officer.  Mr. Gorrill has also previously served as a member of the Board of Directors of Latera Ventures Corp, a company quoted via the OTC Markets.  He has served in the past, as President, Chief Operating Officer and as a member of the Board of Directors of Berkley Resources Inc., a company listed on the TSX Venture Exchange.  Additionally, since April 2009, Mr. Gorrill has served as President and Chief Executive Officer Canada Fluorspar Inc., a company formerly listed on the TSX Venture Exchange. Mr. Gorrill also previously served as Chief Financial Officer of Canada Fluorpsar, Inc.  He has also been, since September 2009, a member of the Board of Directors of Deer Horn Metals, Inc., a TSX Venture Exchange listed company.

David Segelov – President and Director

Mr David Segelov is a Chartered Financial Analyst (CFA) and has a Masters of Business Administration from Columbia University in New York and also holds a law degree from Sydney University. He is the sole partner of Reverse Swing Capital ("Reverse Swing") which is a financial consulting firm.  Reverse Swing provides financial analysis of investments and ideas for hedge funds in New York with a primary focus on resource companies (with an expertise in gold investments) in the USA, Australia and Canada. Prior to Reverse Swing Capital, he was analyst at various hedge funds including Para Partners in New York for five years. He holds no executive or management positions with any other public company.  Since August 2015, Mr. Segelov has been employed by Driver Digital Holdings, Inc., a privately held children's media company based in New York City.

Kelly J. Stopher – Chief Financial Officer and Corporate Secretary/Treasurer

Mr. Kelly Stopher was appointed Chief Financial Officer of the Company on October 20, 2010.  Mr. Stopher has developed strategies to implement financial management systems, internal control policies and procedures, and financial reporting and modeling for small-cap companies.  From March, 2010 through September, 2010, Mr. Stopher worked for Allied Security. Mr. Stopher worked as a Business Relationship Manager for Wells Fargo Bank, Spokane, WA, from April 2006 through August 2009.  From September 2004 through January 2006, he acted as the CFO of Weldon Barber, Spokane, WA.  From October 2003 through September 2004, he was a sales associate for Kiemle & Hagood Company, in Spokane, WA.  And from January 2001 through March 2003 he worked as an account executive for Aston Business Solutions in Boise, ID.  Prior that Mr. Stopher worked as CFO for Lee Read Jewelers in Boise, ID and spent 5 years in public accounting with Langlow Tolles & Company in Tacoma, WA.  Mr. Stopher also served as Chief Financial Officer and interim President/ Chief Executive Officer for JayHawk Energy, Inc., a company quoted via the OTC Markets.  Mr. Stopher also served on the Board of Directors of Jayhawk Energy, Inc.  Mr. Stopher holds a Bachelors degree from Washington State University in Business Administration - Accounting.

Paul Coombs - Director

Mr. Coombs has over fifteen years of experience in the exploration and development of gold mining properties in North America, Europe and Africa. Mr. Coombs structured and supervised the financial operations for Falconbridge Ltd, Noranda Inc. and Xstrata PLC's North American gold production. At the height of his responsibility, Mr. Coombs managed responsibilities of hedging, selling and refining of more than 1 million ounces of gold annually. More recently, he was CFO of the Canadian company Canada Fluorspar Inc., which was previously listed on the TSX Venture Exchange.

Additionally, Mr. Coombs has worked extensively in West Africa developing producing gold mines for Endeavour Mining in Burkina Faso and exploration projects in Mali, Ghana and Cote d'Ivoire. Mr. Coombs completed his undergraduate work at Memorial University in St. John's, Newfoundland, Canada earning a Bachelor of Commerce, followed by both C.M.A. and C.G.A designations. After working for Falconbridge for several years Mr. Coombs completed his MBA at Laurentian University in Sudbury, Ontario, Canada.

Ronald D. Nilson - Director

Mr. Nilson is the President and CEO of Ground Force Worldwide ("Ground Force") based in Post Falls, Idaho. Mr. Nilson has run Ground Force since 2000. Ground Force is an engineering and manufacturing company, specializing in mining equipment.  Ground Force designs, engineers and manufactures specialized equipment to be used in open pit and underground mines around the world. It is a company with global reach - operating three factories in north Idaho and factories in Newcastle, England and in Lima, Peru. Ground Force is licensed by Caterpillar Inc. as an OEM Manufacturer and continues to build many of its products based on Caterpillars' chassis.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company's equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based on the Company's review it believes that all required reports of Reporting Persons were filed for the year ended April 30, 2017.

ITEM 11.          EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company's named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2017:

Salary ($)	Bonus (a) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
Lindsay Gorrill, Chairman								
2017	$ -	$ -	$ -	$ 107,976	$ -	$ -	$ -	$ 107,976
2016	-	-	-	-	-	-	-	-
2015	-	-	-	10,375	-	-	-	10,375
David Segelov, President and Director								
2017	$ -	$ -	$ -	$ 53,988	$ -	$ -	$ -	$ 53,988
2016	-	-	-	-	-	-	-	-
2015	101,250	-	-	-	-	-	-	101,250
Kelly Stopher Chief Financial Officer								
2017	$ -	$ -	$ -	$ 45,590	$ -	$ -	$ -	$ 45,590
2016	-	-	-	-	-	-	-	-
2015	55,000	-	-	5,188	-	-	-	60,188
Ronald Nilson, Director								
2017	$ -	$ -	$ -	$ 22,495	$ -	$ -	$ -	$ 22,495
2016	-	-	-	-	-	-	-	-
2015	-	-	-	73,094	-	-	-	73,094
Paul Coombs, Director								
2017	$ -	$ -	$ -	$ 28,494	$ -	$ -	$ -	$ 28,494
2016	-	-	-	-	-	-	-	-
2015	-	-	-	-	-	-	-	-
Thomas Power, Director								
2017	$ -	$ -	$ -	$ 22,495	$ -	$ -	$ -	$ 22,495
2016	-	-	-	-	-	-	-	-
2015	-	-	-	-	-	-	-	-

(a)	Fiscal year ended April 30, 2013 - certain officers received a one-time cash bonus to compensate for the income tax effects of stock awards granted.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2017, the Company did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The Company has adopted its 2011 Stock Option/Restricted Stock Plan.  See Note/(s) for a discussion on the 2011 Plan and issuances of options pursuant to the 2011 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of July 11, 2017 by: (i) each person (including any group) known to it to own more than five percent (5%) of any class of its voting securities, (ii) each of the Company's directors, (iii) each of the Company's named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Common stock	Options	Warrants	Amount and Nature of Beneficial Ownership	Percentage of Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Lindsay Gorrill Coeur d'Alene, ID (Chairman)	13,031,058(1) (2)(3)	1,800,000	5,384,000(4)	20,215,058 (5)	32.6%(6)
Common stock	David Segelov Bergenfeld, NJ (President and Director)	503,648	900,000	300,000	1,703,648	3.0%(7)
Common stock	Kelly Stopher Spokane, WA (Chief Financial Officer)	428,810	760,000	-	1,188,810	2.1%(8)
Common stock	Ronald D. Nilson Post Falls, ID (Director)	1,600,000	375,000	1,000,000	2,975,000	5.3%(9)
Common stock	Paul Coombs St. John's, Newfoundland, Canada (Director)	1,201,216	475,000	700,000	2,376,216	4.2%(10)
Common stock	Thomas Power Hayden, ID (Director)	3,925,000	375,000	3,000,000	7,300,000	12.5%(11)
Common stock	All Directors and Officers as a Group	20,689,732	4,685,000	10,384,400	35,758,732	51.2%(12)

(1)	Includes 12,631,058 common shares held directly by Chairman of the Board of Directors (Direct ownership)

(2)	Includes 400,000 common shares held in trust for benefit of child (Indirect ownership)

(3)	Does not include 3,621,779 common shares held by the spouse of Chairman of the Board of Directors

(4)
Includes 4,984,000 warrants to purchase common shares held directly in shareholder's name (Direct ownership) and 400,000 warrants to purchase common shares held in trust for benefit of child (Indirect ownership) = 5,384,000

(5)	Direct beneficial ownership = 12,631,058 common shares+4,984,000 warrants+1,800,000 options = 19,415,058

Indirect beneficial ownership = 400,000 common shares + 400,000 warrants = 800,000

Total beneficial ownership =19,415,058 Direct + 800,000 Indirect = 20,215,058

(6)	Gorrill: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 20,215,058 divided by (54,836,726+5,384,000+1,800,000) = 32.6%

(7)	Segelov: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 1,703,648 divided by (54,836,726+300,000+900,000) = 3.0%

(8)	Stopher: Shares Beneficially owned divided by (Current common shares outstanding + Options owned) = 1,188,810 divided by (54,836,726+760,000) = 2.1%

(9)	Nilson: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 2,975,000 divided by (54,836,726+1,000,000+375,000) = 5.3%

(10)	Coombs: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned +Options owned) = 2,376,216 divided by (54,836,726+700,000+475,000) = 4.2%

(11)	Power: Shares Beneficially owned divided by (Current common shares outstanding+ Warrants owned+ Options owned) = 7,300,000 divided by (54,836,726+3,000,000+375,000) = 12.5%

(12)	Total: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 35,758,732 divided by (54,836,726+9,984,000+4,685,000) = 51.2%

5% STOCKHOLDERS		Amount and Nature of Beneficial Ownership	Percentage of Common Stock
Common stock	Lindsay Gorrill, Coeur d'Alene, ID	20,215,058(1)	32.6%
Common stock	Martine Gorrill, Coeur d' Alene, ID	3,621,779(2)	6.6%
Common stock	Thomas Power, Hayden, ID	7,300,000	12.5%
Common stock	Ronald Nilson, Coeur d'Alene, ID	2,975,000	5.3%(9)
Common stock	Joshua H. Landes, New York, NY	4,263,333	7.6%

(1)
Includes 12,631,058 and 4,984,000 warrants to purchase common shares common shares and 1,800,000 stock options held directly by Chairman of the Board of Directors (Direct ownership) = 19,415,058 (Direct ownership)

Includes 400,000 common shares and 400,000 warrants to purchase common stock held in trust for benefit of child = 800,000 (Indirect ownership)
Does not include securities held by the spouse of the Chairman of the Board of Directors

(2)	Does not include securities held by the Chairman of the Board of Directors

Notes: Based on 54,836,726 shares of the Company's common stock issued and outstanding as of July 11, 2017, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2017.

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2017 and 2016, for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of the financial statements included the Company's Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the years ended April 30,
	2017	2016
Audit fees	$27,114	$28,640
Tax fees	2,275	2,727
All other fees	-	-
Total audit fees	$29,389	$31,367

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibits

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR GOLD CORP.

Date:	July 11, 2017		/s/ DAVID SEGELOV

		By:	David Segelov
President and Director
(Principal Executive Officer)

Date:	July 11, 2017		/s/ KELLY J. STOPHER

		By:	Kelly J. Stopher
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 11, 2017	By:	/s/ DAVID SEGELOV

President and Director
(Principal Executive Officer)

Date:	July 11, 2017		/s/ KELLY J. STOPHER

		By:	Kelly J. Stopher
Treasurer and Corporate Secretary
(Chief Financial Officer and Principal Accounting Officer)