Form 10-Q
period 2017-07-31
Star Gold Corp.
filed 2017-09-18
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934
For the quarterly period ended July 31, 2017

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

As of September 11, 2017, there were 54, 836,726 shares of issuer's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

STAR GOLD CORP.
BALANCE SHEETS

	July 31, 2017	April 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,578	$109,380
Other current assets (NOTE 4)	15,500	15,437
TOTAL CURRENT ASSETS	44,078	124,817
EQUIPMENT AND MINING INTEREST, net (NOTE 3)	372,874	360,874
OTHER ASSETS – NON-CURRENT (NOTE 4)	9,444	11,111
RESTRICTED CASH	21,600	21,600

TOTAL ASSETS	$447,996	$518,402

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$114,894	$53,052
TOTAL CURRENT LIABILITIES	114,894	53,052
LONG TERM LIABILITIES:
Deposits on stock subscriptions (NOTE 7)	13,200	-
TOTAL LONG-TERM LIABILITIES	13,200	-
TOTAL LIABILITIES	128,094	53,052
COMMITMENTS AND CONTINGENCIES (NOTE 3)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 300,000,000 shares authorized; 54,836,726 shares issued and outstanding	54,837	54,837
Additional paid-in capital	10,350,403	10,350,403
Accumulated deficit	(10,085,338)	(9,939,890)
TOTAL STOCKHOLDERS' EQUITY	319,902	465,350

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$447,996	$518,402

The accompany notes are an integral part of these financial statements

STAR GOLD CORP.
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	July 31, 2017		July 31, 2016

OPERATING EXPENSE

Mineral exploration expense		$66,976		$100,797
Legal and professional fees		38,232		28,774
Management and administrative		40,070		26,835
Depreciation		-		1,350

TOTAL OPERATING EXPENSES		145,278		157,756

LOSS FROM OPERATIONS		(145,278)		(157,756)

OTHER INCOME (EXPENSE)
Interest expense		(187)		(154)
Interest expense, related party		-		(1,656)
Interest income		17		-

TOTAL OTHER INCOME (EXPENSE)		(170)		(1,810)

NET LOSS		$(145,448)		$(159,566)

Basic and diluted loss per share	$	Nil	$	Nil

Basic and diluted weighted average number shares outstanding		54,836,726		40,836,726

The accompany notes are an integral part of these financial statements

STAR GOLD CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	July 31, 2017	July 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145,448)	$(159,566)
Adjustments to reconcile net loss to cash used by operating activities
Stock based compensation	-	215
Depreciation	-	1,350
Changes in operating assets and liabilities:
Other current assets	(63)	(51)
Other assets	1,667	-
Accounts payable	61,842	20,000
Other accrued liabilities	-	10,656
Net cash used by operating activities	(82,002)	(127,396)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term note, related party	-	70,000
Proceeds from common stock subscriptions	13,200	119,500
Net cash provided by financing activities	13,200	189,500

Net increase (decrease) in cash and cash equivalents	(80,802)	50,104

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	109,380	1,785

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,578	$51,889

The accompany notes are an integral part of these financial statements

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2017

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended July 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2018.  All amounts presented are in U.S. dollars.  For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended April 30, 2017.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of July 31, 2017, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $10,085,338 and, at July 31, 2017, the Company's working capital deficit was $70,816.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors and/or lenders, and attaining commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern. In the event the Company is unable to fulfill the annual exploration expenditures as specified in the Property Option Agreement (Note 3), the Company will default on the agreement(s) and surrender its right to future claims on the respective property.

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
JULY 31, 2017

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Restricted cash

Restricted cash constitutes cash held as collateral for the faithful performance of bonds securing exploration permits.

Financial Instruments

The Company's financial instruments include cash and cash equivalents and reclamation bonds.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at July 31, 2017.

Fair Value Measures

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.  At July 31, 2017 and April 30, 2017, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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
JULY 31, 2017

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

The outstanding securities at July 31, 2017 and 2016, that could have a dilutive effect are as follows:

	July 31, 2017	July 31, 2016
Stock options	5,210,000	3,083,667
Warrants	19,855,400	5,855,400

TOTAL POSSIBLE DILUTION	25,065,400	8,939,067

At July 31, 2017 and 2016, the effect of the Company's outstanding stock options and warrants would have been anti-dilutive.

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

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. ASU No. 2015-17 requires the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016. The Company adopted this ASU on May 1, 2017.  It had no impact on the financial statements.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2017

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies the accounting for stock-based compensation, including income tax consequences and balance sheet and cash flow statement classification of awards. The update is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  The Company adopted this ASU on May 1, 2017.  It had no impact on the financial statements.

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

NOTE 3– EQUIPMENT AND MINING INTEREST

The following is a summary of the Company's equipment and mining interest at July 31, 2017 and April 30, 2017.

	July 31, 2017	April 30, 2017

Equipment	$27,007	$27,007
Less accumulated depreciation	(27,007)	(27,007)
Equipment, net of accumulated depreciation	-	-
Mining interest – Longstreet	372,874	360,874

TOTAL EQUIPMENT AND MINING INTEREST	$372,874	$360,874

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

For the three months ended July 31, 2017, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet property related to the Clifford claims.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2017

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

As of the measurement date of January 31, 2017, the Company made cumulative allowable expenditures of $2,319,581, a surplus of $269,581 over the required cumulative expenditures of $2,050,000.  As of July 31, 2017, the Company is in compliance with all provisions of the Longstreet Agreement.

NOTE 4 –OTHER ASSETS

On January 19, 2017, the Company entered into an Option and Lease of Water Rights with Stone Cabin Company, LLC (the "Water Rights Agreement").  In exchange for a one-time payment of $20,000, the Water Rights Agreement granted the Company a three-year option to commence a ten-year lease of certain water rights in Nevada.  The water rights are for use in conjunction with the Company's Longstreet Project. Lease payments for the water rights do not commence unless the Company exercises the option to lease. The Water Rights Agreement also granted the Company the ability to extend, upon additional option payments, the option to lease for up to an additional three years and the ability to extend the water rights lease (if exercised) for an additional ten-year period.  The $20,000 payment has been deferred and is being amortized on a straight-line basis over the three-year option period.

The following is a summary of the Company's other assets at July 31, 2017 and April 30, 2017.

	July 31, 2017	April 30, 2017

Option on water rights lease agreement	$16,111	$17,777
Prepaid insurance	8,833	8,771
Subtotal	24,944	26,548
Less Other Assets - Current	(15,500)	(15,437)

TOTAL OTHER ASSETS - NON-CURRENT	$9,444	$11,111

NOTE 5– RELATED PARTY TRANSACTIONS

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

The Company continues to rent office space from Marlin on a month-to-month basis as financial resources are available.  The Company currently pays $250 per month plus a proportionate share of utilities and insurance.  For the three months ended July 31, 2017 and 2016, office rent was $750 and $Nil, respectively.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2017

The Company has had short term promissory notes with its Chairman of the Board as follows:

•	On March 20, 2016 in the amount of $15,000 with an original maturity date of December 31, 2016. The full amount of principal and all accrued interest was paid on August 23, 2016.
•	On May 4, 2016 in the amount of $70,000 with an original maturity date of December 31, 2016. The full amount of principal and all accrued interest were paid in full on August 23, 2016.

For the three months ended July 31, 2017 and 2016, interest expense on these notes in aggregate was $Nil and $1,656, respectively.

NOTE 6 – WARRANTS

The following is a summary of the Company's warrants activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2015	1,614,400	$0.23
Issued – October 12, 2015 (Note 9)	4,241,000	0.20
Balance outstanding at April 30, 2016	5,855,400	0.21
Issued – October 12, 2016 (Note 9)	14,000,000	0.15

Balance outstanding at July 31 and April 30, 2017	19,855,400	$0.17

The composition of the Company's warrants outstanding at July 31, 2017, is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
July 29, 2014	July 29, 2019	1,614,400	$0.23	1.99
October 12, 2015	October 12, 2020	4,241,000	0.20	3.20
October 12, 2016	October 12, 2021	14,000,000	0.15	4.20

		19,855,400	$0.17	3.81

NOTE 7 – DEPOSITS ON STOCK SUBSCRIPTIONS

The Company is engaged in a private placement offering.  The private placement consists of the sale of Units at $0.10 per Unit.  Each Unit will consist of two common shares of the Company's stock and one common share purchase warrant (each a "Warrant" and together the "Warrants").  Each Warrant will be exercisable no later than thirty-six months from the date of the issuance thereof to purchase one common share of the Company's stock at an exercise price of $0.15.  Once the Company has obtained all permits necessary to begin site development and construction at its Longstreet Project, the Company, at its sole discretion, may call the Warrants as due and exercisable by providing holders of the Warrants with 60 days' written notice of the same.

As of July 31, 2017, the Company raised a total of $13,200 which is included as "Deposits on Stock Subscriptions" on the balance sheet.

NOTE 8 - STOCK OPTIONS

Options issued for mining interest

In consideration for mining interests (see Note 3), the Company is obligated to issue stock options to purchase shares of the Company's common stock based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.  Those costs are capitalized as Mining Interests (Note 3).  No options were issued under for mineral interests during the quarters ended July 31, 2017 and 2016.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2017

As of July 31, 2017, the remaining weighted average term of the option grants for mining interest was 4.58 years.

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

During the three months ended July 31, 2016, 3,000 option with a fair value of $215 were granted under this consulting agreement.    Effective August 1, 2016, the consulting agreement was terminated and all outstanding options issued for consulting services were rescinded by mutual consent of the parties.

Total charged against operations under the option grants for consulting services was $Nil and $215, for the three months ended July 31, 2017 and 2016, respectively.  These costs are classified as management and administrative expense.

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

On October 18, 2016, the Company rescinded 2,696,667 fully vested options previously granted under the Stock Option plan with a weighted average exercise price of $0.37.  The Company re-issued the options and granted an additional 2,116,333 options to purchase shares of the Company's common stock, or a total of 4,810,000 options, with an exercise price of $0.06 per share.  The options vested immediately and had a term of 5 years.  The Company accounted for the repricing as a modification of stock option terms.  The incremental fair value of the modified options over the fair value of the original options and the fair value of the new options was $126,562 and has been recognized stock-based compensation for the quarter ended October 31, 2016.    No options were issued during the three months ended July 31, 2017.

The Company estimated the fair value of the option grant in October 2016 using the Black-Scholes model with the following information and range of assumptions:

Options re-priced/issued	4,810,000
Expected volatility	329.9%
Expected term	5 years
Risk free rate	1.24%

The following is a summary of the Company's options outstanding and exercisable in conjunction with the Company's Stock Option Plan:

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2017

	For the three months ended July 31,
	2017		2016
	Options	Price (a)	Options	Price (a)
Beginning balance	4,810,000	$0.06	2,696,667	$0.37
Issued	-	-	-	-
Exercised	-	-	-	-
Expired/Repriced	-	-	-	-
Ending balance	4,810,000	$0.06	2,696,667	$0.37
(a) Weighted average exercise price.

The following table summarizes additional information about the options under the Company's Stock Option Plan as of July 31, 2017:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Life
October 18, 2016	4,810,000	$0.06	4.22
Total options	4,810,000	$0.06	4.22

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of July 31, 2017, there was no unrecognized compensation cost related to stock-based options and awards.

Summary:

The following is a summary of the Company's stock options outstanding and exercisable:

	Expiration Date	Options	Weighted Average Exercise Price
Options issued for mining interests	April 22, 2019 through January 15, 2025	400,000	$0.30
Options issued under Stock Option Plan	October 18, 2021	4,810,000	0.06
Vested and outstanding at July 31, 2017		5,210,000	$0.08

The aggregate intrinsic value of all options vested and exercisable at July 31, 2017, was $145,425 based on the Company's closing price of $0.09 per common share at July 31, 2017.  The Company's current policy is to issue new shares to satisfy option exercises.

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

NOTE 10 – SUBSEQUENT EVENTS

On August 21, 2017, the Company entered into an Option and Lease of Water Rights, with High Test Hay, LLC (the "High Test Water Rights Agreement").  In exchange for a one-time payment of $25,000, the High Test Water Rights Agreement grants the Company a three year option to commence a ten-year lease on certain water rights in Nevada.  The water rights are for use in conjunction with the Company's Longstreet Project.  Lease payments for the water do not commence unless and until the Company exercises the option to lease.  The High Test Water Rights Agreement also grants Star Gold the ability to extend, upon additional option payments, the option to lease for up to an additional three years and the ability to extend the water rights lease (if exercised) for up to an additional twenty years.

ITEM 2.                          MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and the exhibits attached hereto contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such forward-looking statements concern the Company's anticipated results and developments in the Company's operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statement that expresses or involves discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates", or "intends", or states that certain actions, events or results "may" or "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

This list is not exhaustive of the factors that may affect the Company's forward-looking statements.  Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled "Risk Factors and Uncertainties", "Description of Business" and "Management's Discussion and Analysis" of this Quarterly Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Star Gold Corp. disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.  The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the "SEC"), particularly the Company's Annual Reports on Form 10-K, reports on Form 10-Q and Current Reports on Form 8-K.

Star Gold Corp qualifies all forward-looking statements contained in this Quarterly Report by the foregoing cautionary statement.

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements." These statements, identified by words such as "plan," "anticipate," "believe," "estimate," "should," "expect," and similar expressions include the Company's expectations and objectives regarding its future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report.

As used in this Quarterly Report, the terms "we," "us," "our," "Star Gold," and the "Company", mean Star Gold Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes ("Notes") thereto included in the Company's Annual Report on Form 10-K for the fiscal year ending April 30, 2017.  The following statements may be forward-looking in nature and actual results may differ materially.

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

Employees

The Company has no employees as of the date of this Quarterly Report on Form 10-Q.  Star Gold Corp. conducts business largely through independent contractor agreements with consultants.

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

The Company anticipates the aforementioned tasks to be completed during late 2017, with the EIS prepared in early 2018.

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

Management believes it can source additional capital in the investment markets in the coming months and years.  The Company may also consider other sources of funding, including potential mergers, joint ventures and/or a farm-out of a portion of its exploration properties.

Future liquidity and capital requirements depend on many factors including timing, cost and progress of the Company's exploration efforts.  The Company will consider additional public offerings, private placement, mergers or debt instruments to finance its activities.

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

RESULTS OF OPERATIONS

	For the three months ended July 31,
	2017	2016	$ Change	% Change
Mineral exploration expense	$66,976	$100,797	$(33,821)	(33.6%)
Legal and professional fees	38,232	28,774	9,458	32.9%
Management and administrative	40,070	26,835	13,235	49.3%
Depreciation	-	1,350	(1,350)	(100.0%)
Other expense (income)	170	1,810	(1,640)	(90.6%)

NET LOSS	$145,448	$159,566	$(14,118)	(8.8%)

The Company has earned no operating revenue in 2017 or 2016 and does not anticipate earning any revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward exploration and permitting activities at its Longstreet Property.

Total net loss for the three months ended July 31, 2017 of $145,448 decreased by $14,118 from the three months ended July 31, 2016 total net loss of $159,566.

Mineral exploration expense

	For the three months ended July 31,
	2017	2016	$ Change	% Change
Drilling and field work	$-	$2,103	$(2,103)	(100.0%)
Environmental and permitting	29,508	65,976	(36,468)	(55.3%)
Technical consultants	13,750	9,000	4,750	52.8%
Claims	23,718	23,718	-	0.0%

Total mineral exploration expense	$66,976	$100,797	$(33,821)	(33.6%)

Exploration expense for the three months end July 31, 2017 was $66,976, a decrease of $33,821 from 2016 exploration expense of $100,797 resulting from archaeological and flora and fauna studies at the Longstreet property.  The Company's emphasis during the year ended April 30, 2017 shifted from exploratory drilling to activities related to environmental and anthropological studies.

Legal and professional fees

	For the three months ended July 31,
	2017	2016	$ Change	% Change
Audit and accounting	$15,000	$14,684	$316	2.2%
Legal fees	12,675	3,770	8,905	236.2%
Public company expense	10,557	10,320	237	2.3%

Total legal and professional fees	$38,232	$28,774	$9,458	32.9%

Audit and accounting fees increased $316 to $15,000 for the three months ended July 31, 2017 compared to $14,684 for the three months ended July 31, 2016.

The primary component of public company expense is the annual fee of $10,000 associated with OTC Markets for the Company's OTCQB status.

Legal fees increased from $3,770 in 2016 to $12,675 in 2017.  The increase for the period is primarily related to expenses related to legal costs related to documentation related to private placements, regulatory filings related to officers and directors and legal fees related negotiation and documentation of water rights agreements on the Longstreet project.  There are no pending legal issues or contingencies as of July 31, 2017

General and administrative expense

	For the three months ended July 31,
	2017	2016	$ Change	% Change
Auto and travel	$17,511	$4,199	$13,312	317.0%
General administrative and insurance	8,750	8,750	-	0.0%
Management fees and payroll	11,774	13,295	(1,521)	(11.4%)
Office and computer expense	741	376	365	97.1%
Rent and lease expense	750	-	750	-
Stock based compensation	-	215	(215)	-
Telephone and utilities	544	-	544	-

Total general and administrative	$40,070	$26,835	$13,235	49.3%

Total general and administrative expense increased $13,235 to $40,070 for the three months ended July 31, 2017 compared to 2016 expense of $26,835.  The difference is attributable to a $13,312 in increase in travel related to capital raising efforts in 2017.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	July 31, 2017	April 30, 2017

Current assets	$44,078	$124,817
Current liabilities	114,894	53,052
Working capital (deficit)	$(70,816)	$71,765

	For the three months ended
CASH FLOWS	July 31, 2017	July 31, 2016

Cash flow used by operating activities	$(82,002)	$(127,396)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow from financing activities	13,200	189,500
Net increase (decrease) in cash during period	$(80,802)	$50,104

Working capital will be utilized for the Company's ongoing exploration and environmental studies at its Longstreet project scheduled for the summer of 2017 and general corporate purposes.

For investing activities, the Company utilized $12,000 in cash on owners advanced royalty payments for certain capitalized mineral assets at its Longstreet project related to the Clifford claims.  The Company intends to continue exploration activities at Longstreet upon completion of environmental studies and permitting.

As of July 31, 2017, the Company had cash on hand of $28,578.  Since inception, the sole source of financing has been sales of the Company's debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

ITEM 4.                          CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the President and Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

Management of the company believes that these material weaknesses are due to the small size of the company's accounting staff. The small size of the company's accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As the Company grows, management expects to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

PEO and PFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the PEO and the PFO.  The Certifications are required in accordance with Section 03 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications).  This Items of this report which you are currently reading is the information concerning the Evaluation referred to in Section 302 Certifications and this information should be read in conjunction with Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended April 30, 2017 that has affected, or are reasonably likely to affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                          LEGAL PROCEEDINGS

Star Gold Corp. is not a party to any material legal proceedings and, to Management's knowledge, no such proceedings are threatened or contemplated. No director, officer or affiliate of Star Gold Corp. and no owner of record or beneficial owner of more than 5% of the Company's securities or any associate of any such director, officer or security holder is a party adverse to Star Gold Corp. or has a material interest adverse to Star Gold Corp. in reference to pending litigation.

ITEM 1A.                     RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the Company's Form 10-K for the year ended April 30, 2017 which was filed with the SEC on July 20, 2017.

ITEM 2.                          RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                 MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. The Company is in the exploration stage and has no operations.

ITEM 5.                 OTHER INFORMATION

None

ITEM 6.                          EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Filed with the SEC as an exhibit to the Company's Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC, on February 02, 2012, as an exhibit to Form 8-K.
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

STAR GOLD CORP.

Date:	September 11, 2017	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	September 11, 2017		/s/ KELLY J. STOPHER
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)