Form 10-Q
period 2017-10-31
Star Gold Corp.
filed 2017-12-15
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934
For the quarterly period ended October 31, 2017

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

As of December 14, 2017, there were 76,434,424 shares of issuer's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

STAR GOLD CORP.
BALANCE SHEETS

	October 31, 2017	April 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$962,055	$109,380
Stock subscription receivable	10,000	-
Other current assets (NOTE 4)	23,895	15,437
TOTAL CURRENT ASSETS	995,950	124,817
EQUIPMENT AND MINING INTEREST, net (NOTE 3)	372,874	360,874
OTHER ASSETS – NON-CURRENT (NOTE 4)	23,174	11,111
RESTRICTED CASH	21,600	21,600

TOTAL ASSETS	$1,413,598	$518,402

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$78,282	$53,052
TOTAL CURRENT LIABILITIES	78,282	53,052
TOTAL LIABILITIES	78,282	53,052
COMMITMENTS AND CONTINGENCIES (NOTE 3)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 300,000,000 shares authorized; 76,434,424 and 54,836,726 shares issued and outstanding	76,434	54,837
Additional paid-in capital	11,408,690	10,350,403
Accumulated deficit	(10,149,808)	(9,939,890)
TOTAL STOCKHOLDERS' EQUITY	1,335,316	465,350

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,413,598	$518,402

The accompany notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the six months ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016

OPERATING EXPENSE
Mineral exploration expense	$13,164	$43,669	$80,140	$144,466
Legal and professional fees	15,208	20,737	53,440	49,511
Management and administrative	36,005	209,244	76,076	236,079
Depreciation	-	1,351	-	2,701

TOTAL OPERATING EXPENSES	64,377	275,001	209,656	432,757

LOSS FROM OPERATIONS	(64,377)	(275,001)	(209,656)	(432,757)

OTHER INCOME (EXPENSE)
Interest expense	(188)	(154)	(375)	(308)
Interest expense, related party	-	(437)	-	(2,093)
Interest income	95	26	113	26

TOTAL OTHER INCOME (EXPENSE)	(93)	(565)	(262)	(2,375)

NET LOSS	$(64,470)	$(275,566)	$(209,918)	$(435,132)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number shares outstanding	54,836,726	43,728,030	54,836,726	42,282,378

The accompany notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	October 31, 2017	October 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(209,918)	$(435,132)
Adjustments to reconcile net loss to cash used by operating activities
Stock based compensation	-	126,777
Depreciation	-	2,701
Changes in operating assets and liabilities:
Other current assets	(8,458)	(4,820)
Other assets	(12,063)	-
Accounts payable	25,230	(26,948)
Other accrued liabilities	-	18,869
Net cash used by operating activities	(205,209)	(318,553)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term note, related party	-	70,000
Repayment of notes payable, related party	-	(85,000)
Proceeds from sale of common stock and warrants	1,069,884	682,000
Net cash provided by financing activities	1,069,884	667,000

Net increase in cash and cash equivalents	852,675	336,447

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	109,380	1,785

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$962,055	$338,232

NON-CASH FINANCING ACTIVITIES:
Subscriptions receivable for sale of shares of common stock and warrants	$10,000	-

The accompany notes are an integral part of these financial statements.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2017

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six-month period ended October 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2018.  All amounts presented are in U.S. dollars.  For further information, refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended April 30, 2017.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of October 31, 2017, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $10,149,808 and, at October 31, 2017, the Company's working capital was $917,668.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors and/or lenders, and attaining commercial production.  With the recent capital raise (Note 8), management believes the Company has adequate funds to operate over the next twelve months.

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

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2017

Restricted cash

Restricted cash constitutes cash held as collateral for the faithful performance of bonds securing exploration permits.

Financial Instruments

The Company's financial instruments include cash and cash equivalents and reclamation bonds.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2017.

Fair Value Measures

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.  At October 31, 2017 and April 30, 2017, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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
OCTOBER 31, 2017

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

The outstanding securities at October 31, 2017 and 2016, that could have a dilutive effect are as follows:

	October 31, 2017	October 31, 2016
Stock options	5,210,000	5,185,000
Warrants	30,654,249	19,855,400

TOTAL POSSIBLE DILUTION	35,864,249	25,040,400

At October 31, 2017 and 2016, the effect of the Company's outstanding stock options and warrants would have been anti-dilutive.

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
OCTOBER 31, 2017

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

NOTE 3– EQUIPMENT AND MINING INTEREST

The following is a summary of the Company's equipment and mining interest at October 31, 2017 and April 30, 2017.

	October 31, 2017	April 30, 2017

Equipment	$27,007	$27,007
Less accumulated depreciation	(27,007)	(27,007)
Equipment, net of accumulated depreciation	-	-
Mining interest – Longstreet	372,874	360,874
TOTAL EQUIPMENT AND MINING INTEREST	$372,874	$360,874

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

For the six months ended October 31, 2017, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet property related to the Clifford claims.

The schedule of annual payments, minimum expenditures and number of stock options to be issued pursuant to the amended Longstreet Agreement of January 5, 2016, is as follows:

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2017

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

As of the measurement date of January 31, 2017, the Company had made cumulative allowable expenditures of $2,319,581, a surplus of $269,581 over the required cumulative expenditures of $2,050,000.  As of October 31, 2017, the Company was in compliance with all provisions of the Longstreet Agreement.

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

On August 21, 2017, the Company entered into an Option and Lease of Water Rights, with High Test Hay, LLC (the "High Test Water Rights Agreement").  In exchange for a one-time payment of $25,000, the High Test Water Rights Agreement grants the Company a three-year option to commence a ten-year lease on certain water rights in Nevada.  The water rights are for use in conjunction with the Company's Longstreet Project.  Lease payments for the water do not commence unless and until the Company exercises the option to lease.  The High Test Water Rights Agreement also grants Star Gold the ability to extend, upon additional option payments, the option to lease for up to an additional three years and the ability to extend the water rights lease (if exercised) for up to an additional twenty years.  The $25,000 payment has been deferred and is being amortized on a straight-line basis over the three-year option period.

The following is a summary of the Company's other assets at October 31, 2017 and April 30, 2017.

	October 31, 2017	April 30, 2017

Option on water rights lease agreements	$38,174	$17,777
Prepaid insurance	8,895	8,771
Subtotal	47,069	26,548
Less Other Assets - Current	(23,895)	(15,437)

TOTAL OTHER ASSETS - NON-CURRENT	$23,174	$11,111

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2017

NOTE 5– RELATED PARTY TRANSACTIONS

The Company rents its office space from Marlin Property Management, LLC ("Marlin") an entity owned by the spouse of the Company's former President and current Chairman of the Board of Directors.  The lease is on a month-to-month basis as financial resources are available.  The Company currently pays $250 per month plus a proportionate share of utilities and insurance.  For the three months ended October 31, 2017 and 2016, office rent was $750 and $Nil, respectively. For the six months ended October 31, 2017 and 2016, office rent was $1,500 and $Nil, respectively.

The Company has had short term promissory notes with its Chairman of the Board of Directors as follows:

•	On March 20, 2016 in the amount of $15,000 with an original maturity date of December 31, 2016. The full amount of principal and all accrued interest was paid on August 23, 2016.
•	On May 4, 2016 in the amount of $70,000 with an original maturity date of December 31, 2016. The full amount of principal and all accrued interest were paid in full on August 23, 2016.

For the three months ended October 31, 2017 and 2016, interest expense on these notes in aggregate was $Nil and $437, respectively.  For the six months ended October 31, 2017 and 2016, interest expense on these notes in aggregate was $Nil and $2,093, respectively.

NOTE 6 – WARRANTS

The following is a summary of the Company's warrants to purchase shares of common stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2015	1,614,400	$0.23
Issued – October 12, 2015	4,241,000	0.20
Balance outstanding at April 30, 2016	5,855,400	0.21
Issued – October 12, 2016 (Note 8)	14,000,000	0.15
Balance outstanding at April 30, 2017	19,855,400	$0.17
Issued – October 31, 2017 (Note 8)	10,798,849	0.15
Balance outstanding at October 31, 2017	30,654,249	$0.16

The composition of the Company's warrants outstanding at October 31, 2017 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
July 29, 2014	July 29, 2019	1,614,400	$0.23	1.99
October 12, 2015	October 12, 2020	4,241,000	0.20	3.20
October 12, 2016	October 12, 2021	14,000,000	0.15	4.20
October 31, 2017	October 31, 2020	10,798,849	0.15	3.00
		30,654,249	$0.16	3.36

NOTE 7 - STOCK OPTIONS

Options issued for mining interest

In consideration for mining interests (see Note 3), the Company is obligated to issue stock options to purchase shares of the Company's common stock based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.  Those costs are capitalized as Mining Interests (Note 3).  No options were issued for mineral interests during the three and six months ended October 31, 2017 and 2016.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2017

As of October 31, 2017, the remaining weighted average term of the 400,000 outstanding stock options granted for mining interest was 4.33 years.

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

During the six months ended October 31, 2016, 3,000 options with a fair value of $215 were granted under this consulting agreement.    Effective August 1, 2016, the consulting agreement was terminated, and all outstanding options issued for consulting services were rescinded by mutual consent of the parties.

Total charged against operations under the option grants for consulting services was $Nil and $215, for the six months ended October 31, 2017 and 2016, respectively.  These costs are classified as management and administrative expense.

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

On October 18, 2016, the Company rescinded 2,696,667 fully vested options previously granted under the Stock Option plan with a weighted average exercise price of $0.37.  The Company re-issued the options and granted an additional 2,116,333 options to purchase shares of the Company's common stock, or a total of 4,810,000 options, with an exercise price of $0.06 per share.  The options vested immediately and had a term of 5 years.  The Company accounted for the repricing as a modification of stock option terms.  The incremental fair value of the modified options over the fair value of the original options and the fair value of the new options was $126,562 and was recognized stock-based compensation for the quarter ended October 31, 2016.  No options were issued during the six months ended October 31, 2017.

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

The following is a summary of the Company's options outstanding and exercisable in conjunction with the Company's Stock Option Plan:

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2017

	For the six months ended October 31,
	2017		2016
	Options	Price (a)	Options	Price (a)
Beginning balance	4,810,000	$0.06	2,696,667	$0.37
Issued	-	-	4,810,000	0.06
Exercised	-	-	-	-
Expired/Repriced	-	-	(2,696,667)	(0.37)
Ending balance	4,810,000	$0.06	4,810,000	$0.06

(a) Weighted average exercise price.

The following table summarizes additional information about the options under the Company's Stock Option Plan as of October 31, 2017:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Life
October 18, 2016	4,810,000	$0.06	3.97
Total options	4,810,000	$0.06	3.97

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of October 31, 2017, there was no unrecognized compensation cost related to stock-based options and awards.

Summary:

The following is a summary of the Company's stock options outstanding and exercisable:

	Expiration Date	Options	Weighted Average Exercise Price
Options issued for mining interests	April 22, 2019 through January 15, 2027	400,000	$0.30
Options issued under Stock Option Plan	October 18, 2021	4,810,000	0.06
Vested and outstanding at October 31, 2017		5,210,000	$0.08

The aggregate intrinsic value of all options vested and exercisable at October 31, 2017, was $Nil based on the Company's closing price of $0.056 per common share at October 31, 2017.  The Company's current policy is to issue new shares to satisfy option exercises.

NOTE 8 – STOCKHOLDERS' EQUITY

On October 12, 2016, the Company issued 14,000,000 shares of its common stock, and warrants to purchase an additional 14,000,000 shares of its common stock to 24 investors pursuant to a private placement of its securities (the "2016 Offering").  The 2016 Offering consisted of the sale of "units" of the Company's securities at the per unit price of $0.05.  Warrants issued pursuant to the 2016 Offering entitled the holders thereof to purchase shares of common stock for the price of $0.15 per share.  The term of each warrant is for five years commencing with its issuance date.  The Company raised a total of $700,000 ($18,000 in fiscal year ended April 30, 2016 and $682,000 in the year ended April 30, 2017) pursuant to the 2016 Offering.

On October 31, 2017, the Company issued 21,597,698 shares of its common stock, and warrants to purchase an additional 10,798,849 shares of its common stock to 34 investors pursuant to a private placement of its securities (the "2017 Offering").  The 2017 Offering consisted of the sale of "units" of the Company's securities at the per unit price of $0.10. Each unit consisted of two shares of common stock and one warrants to purchase an additional share of common stock.   Warrants issued pursuant to the 2017 Offering entitled the holders thereof to purchase shares of common stock for the price of $0.15 per share.  The term of each warrant is for three years commencing with its issuance date.  The Company raised a total of $1,079,885, including receipt of $10,000 stock subscription receivable subsequent to October 31, 2017 pursuant to the 2017 Offering.

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

Overview of Mineral Exploration and Current Operations

Star Gold Corp. is an exploration stage mineral company with no producing mines.  Mineral exploration is essentially a research activity that does not produce a product.  As such, the Company acquires properties which it believes have potential to host economic concentrations of minerals; particularly gold and silver.  These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others.  An unpatented mining claim is an interest that can be acquired to the mineral rights on open lands of the federal owned public domain.  Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management.  The Company intends to remain in the business of exploring for mining properties that have the potential to produce gold, silver, base metals and other commodities.

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
(1)
MinQuest owns 120 claims which are leased (with an option to acquire) to the Company under the Longstreet Agreement (Note 3 of the financial statements contained in Item 8) and Clifford owns 5 claims (also Note 3) which are managed by the Company.

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

Land Ownership and Mining Rights.

On Federal Lands, mining rights are governed by the General Mining Law of 1872 (General Mining Law) as amended, 30 U.S.C. §§21-161 (various sections), which allows the location of mining claims on certain Federal Lands upon the discovery of a valuable mineral deposit and proper compliance with claim location requirements. A valid mining claim provides the holder with the right to conduct mining operations for the removal of locatable minerals, subject to compliance with the General Mining Law and Nevada state law governing the staking and registration of mining claims, as well as compliance with various federal, state and local operating and environmental laws, regulations and ordinances. As the owner or lessee of the unpatented mining claims, the Company has the right to conduct mining operations on the lands subject to the prior procurement of required operating permits and approvals, compliance with the terms and conditions of any applicable mining lease, and compliance with applicable federal, state, and local laws, regulations and ordinances.

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

For the current fiscal year ending April 30, 2018, the Company plans to commence the following activities as it prepares the EIS on the Longstreet Project:

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

Approval of the Longstreet Plan is subject to governmental agency review and may require additional remediation activities.

The preliminary budget for Longstreet Project is as follows:

	Fiscal year end April 30,
STAR GOLD CORP. – LONGSTREET Au-Ag PROJECT,	2018	2019
Permit fees	$45,000	$-
Flora and fauna contractor	9,000	-
Cultural studies	42,000	-
Hydrology	120,000
Geo-chemistry	40,000	-
Engineering for pads, air, permit, initial plan	210,000	-
Plan of Operations	180,000	310,000
Project management	77,000	30,000
Water rights costs	35,000	-
Aerial mapping	15,000	-
Contingency, follow-up, mapping	42,000	70,000
Claims and annual minimum option payments	82,000	87,000
Total	$897,000	$497,000

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

RESULTS OF OPERATIONS

	For the three months ended October 31,
	2017	2016	$ Change	% Change
Mineral exploration expense	$13,164	$43,669	$(30,505)	(69.9)
Legal and professional fees	15,208	20,737	(5,529)	(26.7)
Management and administrative	36,005	209,244	(173,239)	(82.8)
Depreciation	-	1,351	(1,351)	(100.0)
Other expense (income)	93	565	(472)	(83.5)

NET LOSS	$64,470	$275,566	$(211,096)	(76.6)

	For the six months ended October 31,
	2017	2016	$ Change	% Change
Mineral exploration expense	$80,140	$144,466	$(64,326)	(44.5)
Legal and professional fees	53,440	49,511	3,929	7.9
Management and administrative	76,076	236,079	(160,003)	(67.8)
Depreciation	-	2,701	(2,701)	(100.0)
Other expense (income)	262	2,375	(2,113)	(89.0)

NET LOSS	$209,918	$435,132	$(225,214)	(51.8)

The Company has earned no operating revenue in 2017 or 2016 and does not anticipate earning any revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward exploration and permitting activities at its Longstreet Property.

Total net loss for the three months ended October 31, 2017 of $64,470 decreased by $211,096 from the three months ended October 31, 2016 total net loss of $275,566.  Total net loss for the six months ended October 31, 2017 of $209,918 decreased by $225,214 from the six months ended October 31, 2016 total net loss of $435,132.

Mineral exploration expense

	For the three months ended October 31,
	2017	2016	$ Change	% Change
Drilling and field work	$783	$965	$(182)	(18.90)
Environmental and permitting	11,581	42,704	(31,123)	(72.90)
Technical consultants	800	-	800	NA
Claims	-	-	-	NA

Total mineral exploration expense	$13,164	$43,669	$(30,505)	(69.90)

	For the six months ended October 31,
	2017	2016	$ Change	% Change
Drilling and field work	$783	$3,068	$(2,285)	(74.50)
Environmental and permitting	41,089	108,680	(67,591)	(62.20)
Technical consultants	14,550	9,000	5,550	61.70
Claims	23,718	23,718	-	-

Total mineral exploration expense	$80,140	$144,466	$(64,326)	(0.45)

Exploration expense for the six months end October 31, 2017 was $80,140, a decrease of $64,326 from 2016 exploration expense of $144,466, resulting from archaeological and flora and fauna studies at the Longstreet property.  The Company's emphasis during the year ended April 30, 2017 shifted from exploratory drilling to activities related to environmental and anthropological studies.

Legal and professional fees

	For the three months ended October 31,
	2017	2016	$ Change	% Change
Audit and accounting	$3,013	$5,925	$(2,912)	(49.1)
Legal fees	6,838	12,397	(5,559)	(44.8)
Public company expense	3,522	990	2,532	255.8
Investor relations	1,835	1,425	410	28.8

Total legal and professional fees	$15,208	$20,737	$(5,529)	(26.7)

	For the six months ended October 31,
	2017	2016	$ Change	% Change
Audit and accounting	$18,013	$20,609	$(2,596)	(12.6)
Legal fees	19,513	16,167	3,346	20.7
Public company expense	14,079	11,310	2,769	24.5
Investor relations	1,835	1,425	410	28.8

Total legal and professional fees	$53,440	$49,511	$3,929	7.9

Audit and accounting expense decreased $2,912 to $3,013 for the three months ended October 31, 2017 compared to $5,925 for the three months ended October 31, 2016.  For the six months ended October 31, 2017, audit and accounting fees decreased $2,596 from the six months ended October 31, 2016.

The primary component of public company expense is the annual fee of $10,000 associated with OTC Markets for the Company's OTCQB status.

For the three months ended October 31, 2017, legal fees decreased $5,559 to $6,838 compared to $12,397 for the three months ended October 31, 2016.  For the six months ended October 31, 2017, legal fees increased $3,346 to $19,513 compared to $16,167 for the six months ended October 31, 2016.  The increase is primarily related to expenses related to legal costs related to documentation related to private placements, regulatory filings related to officers and directors and legal fees related negotiation and documentation of water rights agreements on the Longstreet project.  There are no pending legal issues or contingencies as of October 31, 2017.

General and administrative expense

	For the three months ended October 31,
	2017	2016	$ Change	% Change
Auto and travel	$13,201	$11,448	$1,753	15.3
General administrative and insurance	8,750	49,550	(40,800)	(82.3)
Management fees and payroll	11,774	12,159	(385)	(3.2)
Office and computer expense	1,043	2,551	(1,508)	(59.1)
Rent and lease expense	750	4,750	(4,000)	(84.2)
Stock based compensation	-	126,562	(126,562)	(100.0)
Telephone and utilities	487	2,224	(1,737)	(78.1)

Total general and administrative	$36,005	$209,244	$(173,239)	(82.8)

	For the six months ended October 31,
	2017	2016	$ Change	% Change
Auto and travel	$30,712	$15,647	$15,065	96.3
General administrative and insurance	17,500	58,300	(40,800)	(70.0)
Management fees and payroll	23,548	25,454	(1,906)	(7.5)
Office and computer expense	1,785	2,927	(1,142)	(39.0)
Rent and lease expense	1,500	4,750	(3,250)	(68.4)
Stock based compensation	-	126,777	(126,777)	(100.0)
Telephone and utilities	1,031	2,224	(1,193)	(53.6)

Total general and administrative	$76,076	$236,079	$(160,003)	(67.8)

Total general and administrative expense decreased $173,329 to $36,005 for the three months ended October 31, 2017 compared to 2016 expense of $209,244.  The difference is primarily attributable to a $126,562 decrease in stock based compensation that did not recur during the three months ended October 31, 2017.

For the six months ended October 31, 2017, total general and administrative expense decreased $160,003 to $76,076.  General administrative and insurance decreased $40,800 compared to the six months ended July 31, 2016 as the Company did not participate in any advertising and promotional program during the current fiscal year.  Stock based compensation decreased $126,777 as the Company has not issued stock options during the current fiscal year as it did during the same timeframe in the prior year.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	October 31, 2017	April 30, 2017

Working capital	$917,668	$71,765
Total assets	1,413,598	518,402
Accumulated deficit	10,149,808	9,939,890
Stockholders' equity	$1,335,316	$465,350

WORKING CAPITAL	October 31, 2017	April 30, 2017

Current assets	$995,950	$124,817
Current liabilities	78,282	53,052
Working capital (deficit)	$917,668	$71,765

	For the six months ended
CASH FLOWS	October 31, 2017	October 31, 2016

Cash flow used by operating activities	$(205,209)	$(318,553)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow from financing activities	1,069,884	667,000
Net increase (decrease) in cash during period	$852,675	$336,447

Working capital will be utilized for the Company's ongoing exploration and environmental studies at its Longstreet project and general corporate purposes.

For investing activities, the Company utilized $12,000 in cash to make an advanced royalty payment and certain capitalized mineral assets at its Longstreet project related to the Clifford claims.  The Company intends to continue exploration activities at Longstreet upon completion of environmental studies and permitting.

As of October 31, 2017, the Company had cash on hand of $962,055.  Since inception, the primary sources of financing have been sales of the Company's debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended October 31, 2017 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.

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

STAR GOLD CORP.

Date:	December 14, 2017	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	December 14, 2017	By:	/s/ KELLY J. STOPHER
Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)