Form 10-Q
period 2018-01-31
Star Gold Corp.
filed 2018-03-21
CIK 1401835

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]       Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

 For the quarterly period ended January 31, 2018

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [x]

As of March 19, 2018 there were 76,434,424 Shares of issuer’s common stock,  $0.001  par value, issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR GOLD CORP.

BALANCE SHEETS

	January 31, 2018	April 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$891,010	$109,380
Other current assets (NOTE 4)	20,958	15,437
TOTAL CURRENT ASSETS	911,968	124,817
EQUIPMENT AND MINING INTEREST, net (NOTE 3)	409,874	360,874
OTHER ASSETS – NON-CURRENT (NOTE 4)	19,393	11,111
RESTRICTED CASH	21,600	21,600
TOTAL ASSETS	$1,362,835	$518,402
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$85,856	53,052
TOTAL CURRENT LIABILITIES	85,856	53,052
TOTAL LIABILITIES	85,856	53,052
COMMITMENTS AND CONTINGENCIES (NOTE 3)
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 300,000,000 shares authorized; 76,434,424 and 54,836,726 shares issued and outstanding	76,434	54,837
Additional paid-in capital	11,410,690	10,350,403
Accumulated deficit	(10,210,145)	(9,939,890)
TOTAL STOCKHOLDERS’ DEFICIT	1,276,979	465,350
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,362,835	$518,402

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended January 31,		For the nine months ended January 31,
	2018	2017	2018	2017
OPERATING EXPENSE
Mineral exploration expense	22,819	52,294	102,959	196,760
Legal and professional fees	11,667	17,566	65,107	67,077
Depreciation	25,954	27,301	-	4,051
Management and administrative	-	1,350	102,030	263,380
TOTAL OPERATING EXPENSE	60,440	98,511	270,096	531,268
LOSS FROM OPERATIONS	(60,440)	(98,511)	(270,096)	(531,268)
OTHER EXPENSE
Interest expense	(187)	(80)	(562)	(388)
Interest expense, related party	-	-	-	(2,093)
Interest income	290	-	403	26
TOTAL OTHER EXPENSE	103	(80)	(159)	(2,455)
NET LOSS	(60,337)	(98,591)	$(270,255)	$(533,723)

NET LOSS PER SHARE - BASIC AND DILUTED	-	-	$-	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING – BASIC AND DILUTED	76,434,424	54,836,726	62,035,959	46,467,161

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	January 31, 2018	January 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(207,255)	$(533,723)
Changes in operating assets and liabilities
Stock based compensation	-	126,777
Depreciation	-	4,051
Changes in operating assets and liabilities
Other current assets	(5,521)	(17,168)
Other assets	(8,282)	-
Accounts payable	32,804	17,345
Other accrued liabilities	-	(3,381)
Net cash used in operating activities	(251,254)	(406,099)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(47,000)	(37,000)
Net cash used in investing activities	(47,000)	(37,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	-	70,000
Repayment of notes payable, related party	-	(85,000)
Proceeds from sale of common stock and warrants	1,079,884	682,000
Net cash provided by financing activities	1,079,884	32,163
NET INCREASE (DECREASE) IN CASH	781,630	223,901
CASH AT BEGINNING OF YEAR	109,380	1,785
CASH AT END OF YEAR	$891,010	$225,686

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	562	28,286
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Options issued for mining interests	$2,000	1,875
Stock issued on subscriptions	-	18,000

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2018

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the “Company”) was initially incorporated as Elan Development, Inc., in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada but the Company is currently focusing on gold, silver and other base metal-bearing properties in Nevada.

The Company’s core business consists of assembling and/or acquiring land packages and mining claims the Company believes have potential mining reserves, and expending capital to explore these claims by drilling, and performing geophysical work or other exploration work deemed necessary.  The business is a high-risk business as there is no guarantee that the Company’s exploration work will ultimately discover or produce any economically viable minerals.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six-month period ended January 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2018.  All amounts presented are in U.S. dollars.  For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2017.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of January 31, 2018, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $10,210,145 and, at January 31, 2018, the Company’s working capital was $826,112.  Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors and/or lenders, and attaining commercial production.  With the recent capital raise (Note 8), management believes the Company has adequate funds to operate over the next twelve months.

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

Financial Instruments

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2018

The Company’s financial instruments include cash and cash equivalents and line of credit.  All instruments are accounted for on a historical cost basis, which, due to the short-term nature of these financial instruments approximates fair value at December 31, 2017.

Fair Value Measures

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used.  The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.   Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs.  The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.  At December 31, 2017 and 2016, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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

Reclamation and Remediation

The Company’s operations are subject to standards for mine reclamation that have been established by various governmental agencies.  In the period in which the Company incurs a contractual obligation for the retirement of tangible long-lived assets, the Company will record the fair value of an asset retirement obligation as a liability.  A corresponding asset will also be recorded and depreciated over the life of the asset.  After the initial measurement of an asset retirement obligation, the liability will be adjusted at the end of each reporting period to reflect changes in the estimated future cash flows underlying the obligation.  To date, the Company has not incurred any contractual obligation requiring recording either a liability or associated asset.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2018

vesting periods as determined by the Board of Directors.  The value of shares of common stock awards is determined based on the closing price of the Company’s stock on the date of the award.

Loss Per Share

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The outstanding securities at January 31, 2018 and 2017, that could have a dilutive effect are as follows:

	January 31, 2018	January 31, 2017
Stock options	5,250,000	5,210,000
Warrants	30,654,249	19,855,400

TOTAL POSSIBLE DILUTION	35,904,249	25,065,400

At January 31, 2018 and 2017, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive.

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

Reclassifications

Certain reclassifications have been made to the 2017 financial statements in order to conform to the 2018 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. ASU No. 2015-17 requires the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016. The Company adopted this ASU on May 1, 2017.  It had no impact on the financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2018

periods within those fiscal years, with early adoption permitted. The Company does not expect this update to have a material impact on the consolidation financial statements.

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

NOTE 3– EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at January 31, 2018 and April 30, 2017.

	January 31, 2018	April 30, 2017

Equipment	$27,007	$27,007
Less accumulated depreciation	(27,007)	(27,007)
Equipment, net of accumulated depreciation	-	-
Mining interest – Longstreet	409,874	360,874
TOTAL EQUIPMENT AND MINING INTEREST	$409,874	$360,874

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

For the year ended April 30, 2017, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property related to the Clifford claims.  The Company also made an annual required payment to the optioner of $25,000 which is included in “Equipment and Mining Interest”.  The Company also issued options to purchase 25,000 shares of common stock with fair value of $1,875.

For the nine months ended January 31, 2018, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet property related to the Clifford claims.  The Company also made an annual required payment to the optioner of $35,000 which is included in “Equipment and Mining Interest”.  Additionally, the Company issued options to purchase 40,000 shares of common stock with fair value of $2,000.

The schedule of annual payments, minimum expenditures and number of stock options to be issued pursuant to the amended Longstreet Agreement of January 5, 2016, is as follows:

Required annual expenditure between:	Required Expenditure	Cash payment(1)	Stock options

January 17, 2018 through January 16, 2019	$500,000	$40,000	45,000
January 17, 2019 through January 16, 2020	700,000	45,000	50,000
Payment due upon transfer but no later than January 16, 2021	-	85,000	-
TOTAL	$1,200,000	$170,000	95,000

(1)Does not include $12,000 annual advance royalty payment related to Clifford claims.

As of the measurement date of January 16, 2018, the Company had made cumulative allowable expenditures of $2,433,991, a surplus of $83,991 over the required cumulative expenditures of $2,350,000.  As of January 31, 2018, the Company was in compliance with all provisions of the Longstreet Agreement.

NOTE 4 –OTHER ASSETS

On January 19, 2017, the Company entered into an Option and Lease of Water Rights with Stone Cabin Company, LLC (the “Stone Cabin Water Rights Agreement”).  In exchange for a one-time payment of $20,000, the Water Rights Agreement granted the Company a three-year option to commence a ten-year lease of certain water rights in Nevada.  The water rights are for use in conjunction with the Company’s Longstreet Project. Lease payments for the water rights do not commence unless the Company exercises the option to lease. The Stone Cabin Water Rights Agreement also granted the Company the ability to extend, upon additional option payments, the option to lease for up to an additional three years and the ability to extend the water rights lease (if exercised) for an additional ten-year period.  The $20,000 payment has been deferred and is being amortized on a straight-line basis over the three-year option period.

On August 21, 2017, the Company entered into an Option and Lease of Water Rights, with High Test Hay, LLC (the “High Test Water Rights Agreement”).  In exchange for a one-time payment of $25,000, the High Test Water Rights Agreement grants the Company a three-year option to commence a ten-year lease on certain water rights in Nevada.  The water rights are for use in conjunction with the Company’s Longstreet Project.  Lease payments for the water do not commence unless and until the Company exercises the option to lease.  The High Test Water Rights Agreement also grants Star Gold the ability to extend, upon additional option payments, the option to lease for up to an additional three years and the ability to extend the water rights lease (if exercised) for up to an additional twenty years.  The $25,000 payment has been deferred and is being amortized on a straight-line basis over the three-year option period.

The following is a summary of the Company’s other assets at January 31, 2018 and April 30, 2017.

	January 31, 2018	April 30, 2017

Option on water rights lease agreements	$34,393	$17,777
Prepaid insurance	5,958	8,771
Subtotal	40,351	26,548
Less Other Assets - Current	(20,958)	(15,437)

TOTAL OTHER ASSETS - NON-CURRENT	$19,393	$11,111

NOTE 5– RELATED PARTY TRANSACTIONS

The Company rents its office space from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s former President and current Chairman of the Board of Directors. The lease is on a month-to-month basis as financial resources are available.  The Company currently pays $250 per month plus a proportionate share of utilities and insurance.  For the three months ended January 31, 2018 and 2017, office rent was $750 and $Nil, respectively. For the nine months ended January 31, 2018 and 2017, office rent was $1,500 and $Nil, respectively.

The Company has had short term promissory notes with its Chairman of the Board of Directors as follows:

On March 20, 2016 in the amount of $15,000 with an original maturity date of December 31, 2016.  The full amount of principal and all accrued interest was paid on August 23, 2016.

On May 4, 2016 in the amount of $70,000 with an original maturity date of December 31, 2016.  The full amount of principal and all accrued interest were paid in full on August 23, 2016.

For the three months ended January 31, 2018 and 2017, interest expense on these notes in aggregate was $Nil and $Nil, respectively.  For the nine months ended January 31, 2018 and 2017, interest expense on these notes in aggregate was $Nil and $2,093, respectively.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2018

NOTE 6 – WARRANTS

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2015	1,614,400	$0.23
Issued – October 12, 2015	4,241,000	0.20
Balance outstanding at April 30, 2016	5,855,400	0.21
Issued – October 12, 2016 (Note 8)	14,000,000	0.15
Balance outstanding at April 30, 2017	19,855,400	$0.17
Issued – October 31, 2017 (Note 8)	10,798,849	0.15
Balance outstanding at January 31, 2018	30,654,249	$0.16

The composition of the Company’s warrants outstanding at January 31, 2018 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
July 29, 2014	July 29, 2019	1,614,400	$0.23	1.49
October 12, 2015	October 12, 2020	4,241,000	0.20	2.70
October 12, 2016	October 12, 2021	14,000,000	0.15	3.70
October 31, 2017	October 31, 2020	10,798,849	0.15	2.75
		30,654,249	$0.16	3.11

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

The Company estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

	For the three and nine months ended January 31,
	2018	2017
Options issued	40.000	25,000
Expected volatility	331.9%	320.9%
Expected term	10 years	10 years
Risk free rate	2.54%	2.40%
Fair value of options issued	$2,000	$1,875

The following is a summary of the Company’s options issued and outstanding in conjunction with certain mining interest agreements on properties for the three and nine months ended January 31, 2018 and January 31, 2017, respectively:

	For the three and nine months ended January 31,
	2018		2017
	Options	Price (a)	Options	Price (a)
Beginning balance	400,000	$0.30	375,000	$0.32
Issued	40,000	0.05	25,000	0.08
Exercised	-	-	-	-
Expired/Repriced	-	-	-	-
Ending balance	440,000	$0.28	400,000	$0.30

As of January 31, 2018, the remaining weighted average term of the 440,000 outstanding stock options granted for mining interest was

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2018

4.61 years.

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

Effective August 1, 2016, the consulting agreement was terminated, and all outstanding options issued for consulting services were rescinded by mutual consent of the parties.  During the nine months ended January 31, 2017, 3,000 options with a fair value of $215 were granted under this consulting agreement.

Total charged against operations under the option grants for consulting services was $Nil and $215, for the nine months ended January 31, 2018 and 2017, respectively.  These costs are classified as management and administrative expense.

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

On October 18, 2016, the Company rescinded 2,696,667 fully vested options previously granted under the Stock Option plan with a weighted average exercise price of $0.37.  The Company re-issued the options and granted an additional 2,116,333 options to purchase shares of the Company’s common stock, or a total of 4,810,000 options, with an exercise price of $0.06 per share.  The options vested immediately and had a term of 5 years.  The Company accounted for the repricing as a modification of stock option terms.  The incremental fair value of the modified options over the fair value of the original options and the fair value of the new options was $126,562 and was recognized stock-based compensation for the nine months ended January 31, 2017.

No options were issued during the three and nine months ended January 31, 2018.  No options were issued during the three months ended January 31, 2017.

The Company estimated the fair value of the option grant in October 2016 using the Black-Scholes model with the following information and range of assumptions:

Options re-priced/issued	4,810,000
Expected volatility	329.9%
Expected term	5 years
Risk free rate	1.24%

The following is a summary of the Company’s options outstanding and exercisable in conjunction with the Company’s Stock Option Plan:

	For the nine months ended January 31,
	2017		2017
	Options	Price (a)	Options	Price (a)
Beginning balance	4,810,000	$0.06	2,696,667	$0.37
Issued	-	-	4,810,000	0.06
Exercised	-	-	-	-
Expired/Repriced	-	-	(2,696,667)	(0.37)
Ending balance	4,810,000	$0.06	4,810,000	$0.06

(a) Weighted average exercise price.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of January 31, 2018:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Life
October 18, 2016	4,810,000	$0.06	3.72
Total options	4,810,000	$0.06	3.72

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of January 31, 2018, there was no unrecognized compensation cost related to stock-based options and awards.

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

	Expiration Date	Options	Weighted Average Exercise Price
Options issued for mining interests	April 22, 2019 through January 15, 2027	440,000	$0.30
Options issued under Stock Option Plan	October 18, 2021	4,810,000	0.06
Vested and outstanding at January 31, 2018		5,250,000	$0.08

The aggregate intrinsic value of all options vested and exercisable at January 31, 2018, was $Nil based on the Company's closing price of $0.05 per common share at January 31, 2018.  The Company's current policy is to issue new shares to satisfy option exercises.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On October 31, 2017, the Company issued 21,597,698 shares of its common stock, and warrants to purchase an additional 10,798,849 shares of its common stock to 34 investors pursuant to a private placement of its securities (the “2017 Offering”).  The 2017 Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.10. Each unit consisted of two shares of common stock and one warrants to purchase an additional share of common stock.   Warrants issued pursuant to the 2017 Offering entitled the holders thereof to purchase shares of common stock for the price of $0.15 per share.  The term of each warrant is for three years commencing with its issuance date.  The Company raised a total of $1,079,884.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

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

Any statement that expresses or involves discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or states that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

Risks related to the Company’s properties being in the exploration stage;

Risks related to the mineral operations being subject to government regulation;

Risks related to environmental concerns;

Risks related to the Company’s ability to obtain additional capital to develop the Company’s resources, if any;

Risks related to mineral exploration and development activities;

Risks related to mineral estimates;

Risks related to the Company’s insurance coverage for operating risks;

Risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;

Risks related to the competitive industry of mineral exploration;

Risks related to the title and rights in the Company’s mineral properties;

Risks related to the possible dilution of the Company’s common stock from additional financing activities;

Risks related to potential conflicts of interest with the Company’s management;

Risks related to the Company’s shares of common stock;

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

Star Gold Corp. currently leases with an option to acquire certain unpatented mining claims located in the State of Nevada which in part make up what we refer to as the “Longstreet Property” (or the “Longstreet Project”). The Longstreet Property in its entirety comprises 125 mineral claims (75 original optioned claims, of which 70 are unpatented staked claims and five claims leased from local ranchers, pursuant to the “Clifford Lease,” as well as 50 recently staked claims by Star Gold, covering a total area of approximately 2,500 acres (1,012 ha). The Longstreet property is at an intermediate stage of exploration.

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

The Company will perform basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation).  The Company may enter joint venture agreements with other companies to fund further exploration and/or development work.  It is the Company’s plan to focus on assembling a high-quality group of mid-stage mineral (primarily gold and silver) exploration prospects, using the experience and contacts of the management group.  By such prospects, the Company means properties that have been previously identified by third parties, (including prior owners and/or exploration companies), as mineral prospects with potential for economic mineralization.  Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results.  Accordingly, such acquired projects will have either prior exploration history or will have strong similarity to a recognized geologic ore deposit model.  Geographic emphasis will be place on the western United States.

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

Portions of the Company’s mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property name	Longstreet
Third parties	MinQuest and Clifford
Number of claims	125 (1)
Acres (approx.)	2,500

Agreements/Royalties
Royalties	3% Net Smelter Royalty (“NSR”)
Annual lease payments – total due through 2020	$205,000
Minimum exploration expenditures – total due through 2020	$1,500,000
Stock options – total due through 2020	185,000
Annual advance royalty payment	$12,000

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 611 E. Sherman Avenue, Coeur d’Alene, ID  83814.  The telephone number is (208) 664-5066.  Star Gold Corp. does not currently own title to any real property.

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

PLAN OF OPERATION

The Company maintains a corporate office in Coeur d’Alene, Idaho.  This is the primary administrative office for the Company and is utilized by Board Chairman Lindsay Gorrill and Chief Financial Officer Kelly Stopher.

During the year ended April 30, 2017, the Company completed the following:

Evaluated the costs of studies necessary for the preparation of an Environmental Impact Study (“EIS”).

Investigation and preparation of flora and fauna studies at Longstreet which generally indicate no material conditions present that would limit the Company’s ability to commence mining operations at the site.

Completion of cultural resources studies at Longstreet that provided reasonable assurance of no significant barriers to commence mining operations at the site.

Reached agreement on leasing water rights for a portion of the quantity of water necessary to operate an open pit mine and heap leach pad on or adjacent to the Longstreet property.

For the current fiscal year ending April 30, 2018, the Company plans to commence the following activities as it prepares the EIS on the Longstreet Project:

Aerial mapping of the Property

Preparation of a hydro-geologic study of the Longstreet Property to determine the hydrogeologic conditions of and confirm the water table depth in the project area.

Completion of a rock characterization study to determine any potential issues with leaching ore from the target property and assessing any potentially required remediation actions.

Develop a mine and engineering plan to assess the necessary footprint of the proposed mining operations, with a view toward minimizing the areas of potential land disturbance.

Assuming the results of the above-referenced studies are favorable, the Company intends to proceed to the preparation of an EIS and plan of operation for the Longstreet project (the “Longstreet Plan”). The eventual objective of the EIS and Longstreet Plan is the issuance, by each governing agency, of the necessary mine permits to authorize the construction of, and ongoing operations at, an open pit/heap leach mine at the Longstreet Property.

The Company anticipates the aforementioned preliminary tasks to be completed during early 2018, with the EIS prepared in late 2018.

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

Future liquidity and capital requirements depend on many factors including timing, cost and progress of the Company’s exploration efforts.  The Company will consider additional public offerings, private placement, mergers or debt instruments to finance its activities.

Additional financing will be required in the future to complete all necessary steps to apply for a final permit. Although the Company believes it will be able to source additional financing there are no guarantees any needed financing will be available at the time needed or on acceptable terms, if at all.  If the Company is unable to raise additional financing when necessary, it may have to delay exploration efforts or property acquisitions or be forced to cease operations.  Collaborative arrangements may require the Company to relinquish rights to certain of its mining claims.

RESULTS OF OPERATIONS

	For the three months ended January 31,
	2018	2017	$ Change	% Change
Mineral exploration expense	$22,819	$52,294	$(29,475)	(56.4)
Legal and professional fees	11,667	17,566	(5,899)	(33.6)
Management and administrative	25,954	27,301	(1,347)	(4.9)
Depreciation	-	1,350	(1,350)	(100.00)
Other expense (income)	(103)	80	(183)	(228.8)
NET LOSS	$60,337	$985,91	$(38,254)	(38.8)

	For the nine months ended January 31,
	2018	2017	$ Change	% Change
Mineral exploration expense	$102,959	$196,760	$(93,801)	(47.7)
Legal and professional fees	65,107	67,077	(1,970)	(2.9)
Management and administrative	102,030	263,380	(161,350)	(61.3)
Depreciation	-	4,051	(4,051)	(100.0)
Other expense (income)	159	2,455	(2,296)	-
NET LOSS	$270,255	$533,723	$(263,468)	(49.4)

The Company has earned no operating revenue in 2018 or 2017 and does not anticipate earning any revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward exploration and permitting activities at its Longstreet Property.

Total net loss for the three months ended January 31, 2018 of $60,337 decreased by $38,254 from the three months ended January 31, 2017 total net loss of $98,591.  Total net loss for the nine months ended January 31, 2018 of $270,255 decreased by $263,468 from the nine months ended January 31, 2017 total net loss of $533,723.

Mineral exploration expense

	For the three months ended January 31,
	2018	2017	$ Change	% Change
Drilling and field work	$2,618	$1,936	$682	35.2
Environmental and permitting	4,326	41,358	(37,032)	(89.5)
Technical consultants	15,875	9,000	6,875	76.4
Total mineral exploration expense	$22,819	$52,294	$(29,475)	(56.4)

	For the nine months ended January 31,
	2018	2017	$ Change	% Change
Drilling and field work	$3,401	$5,004	$(1,603)	(32.0)
Environmental and permitting	45,415	150,038	(104,623)	(69.7)
Technical consultants	30,425	18,000	12,425	69.0
Claims	23,718	23,718	-	-
Total mineral exploration expense	$102,959	$196,760	$(93,801)	(47.7)

Exploration expense for the nine months end January 31, 2018 was $102,959, a decrease of $93,801 from 2017 exploration expense of $196,760, resulting from archaeological and flora and fauna studies at the Longstreet property.  The Company’s emphasis during the year ended April 30, 2017 shifted from exploratory drilling to activities related to environmental and anthropological studies. The emphasis for the year ended April 30, 2018 shall be on permitting and development of plan of operations.

Legal and professional fees

	For the three months ended January 31,
	2018	2017	$ Change	% Change
Audit and accounting	$4,092	$5,575	$(1,483)	(26.6)
Legal fees	3,163	9,108	(5,945)	(65.3)
Public company expense	4,432	298	4,134	1,387.2
Investor relations	(20)	2,585	(2,605)	(100.8)
Total legal and professional fees	$11,667	$17,566	$(5,899)	(33.6)

	For the nine months ended January 31,
	2018	2017	$ Change	% Change
Audit and accounting	$22,105	$26,184	$(4,079)	(15.6)
Legal fees	22,676	25,275	(2,599)	(10.3)
Public company expense	18,511	11,608	6,903	59.5
Investor relations	1,815	4,010	(2,195)	(54.7)
Total legal and professional fees	$65,107	$67,077	$(1,970)	(2.9)

Audit and accounting expense decreased $1,483 to $4,092 for the three months ended January 31, 2018 compared to $ 5,575 for the three months ended January 31, 2017.  For the nine months ended January 31, 2018, audit and accounting fees decreased $4,079 from the nine months ended January 31, 2017.

For the three months ended January 31, 2018, legal fees decreased $5,945 to $3,163 compared to $9,108 for the three months ended January 31, 2017.  For the nine months ended January 31, 2018, legal fees decreased $2,599 to $22,676 compared to $25,275 for the nine months ended January 31, 2017.   There are no pending legal issues or contingencies as of January 31, 2018.

The primary component of public company expense is the annual fee of $10,000 associated with OTC Markets for the Company’s OTCQB status.

Management and administrative expense

	For the three months ended January 31,
	2018	2017	$ Change	% Change
Auto and travel	$2,242	$2,673	$(431)	(16.1)
General administrative and insurance	9,551	9,550	1	0.0
Management fees and payroll	12,266	12,190	76	0.6
Office and computer expense	510	1,535	(1,025)	(66.8)
Rent and lease expense	750	750	-	-
Telephone and utilities	635	603	32	5.3
Total management and administrative	$25,954	$27,301	$(1,347)	(4.9)

	For the nine months ended January 31,
	2018	2017	$ Change	% Change
Auto and travel	$32,954	$18,320	$14,634	79.9
General administrative and insurance	27,051	67,850	(40,799)	(60.1)
Management fees and payroll	35,814	37,644	(1,830)	(4.9)
Office and computer expense	2,295	4,462	(2,167)	(48.6)
Rent and lease expense	2,250	5,500	(3,250)	(59.1)
Stock based compensation	-	126,777	(126,777)	(100.0)
Telephone and utilities	1,666	2,827	(1,161)	(41.1)
Total management and administrative	$102,030	$263,380	$(161,350)	(61.3)

Total management and administrative expense decreased $1,347 to $25,954 for the three months ended January 31, 2018 compared to 2017 expense of $27,301.

For the nine months ended January 31, 2018, total management and administrative expense decreased $161,350 to $102,030.  General administrative and insurance decreased $40,799 compared to the nine months ended January 31, 2017 as the Company did not participate in any advertising and promotional program during the current fiscal year.  Stock based compensation decreased $126,777 as the Company has not issued stock options during the current fiscal year as it did during the same timeframe in the prior year.

LIQUIDITY AND FINANCIAL CONDITION

BALANCE SHEET INFORMATION	January 31, 2018	April 30, 2017

Working capital	$826,112	$71,765
Total assets	1,362,835	518,402
Accumulated deficit	10,210,145	9,939,890
Stockholders’ equity	$1,276,979	$465,350

WORKING CAPITAL	January 31, 2018	April 30, 2017

Current assets	$911,968	$124,817
Current liabilities	85,856	53,052
Working capital (deficit)	$826,112	$71,765

	For the nine months ended
CASH FLOWS	January 31, 2018	January 31, 2017

Cash flow used by operating activities	$(251,254)	$(406,099)
Cash flow used by investing activities	(47,000)	(37,000)
Cash flow provided by financing activities	1,079,884	667,000
Net increase (decrease) in cash during period	$781,630	$223,901

Working capital will be utilized for the Company’s ongoing exploration and environmental studies at its Longstreet project and general corporate purposes.

For investing activities, the Company utilized $12,000 in cash to make an advanced royalty payment and certain capitalized mineral assets at its Longstreet Project related to the Clifford claims.  The Company also made its annual payment pursuant to the Longstreet Property Option Agreement for $35,000.    The Company intends to continue exploration activities at the Longstreet Project upon completion of environmental studies and permitting.

As of January 31, 2018, the Company had cash on hand of $891,010. Since inception, the primary sources of financing have been sales of the Company's debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 4.CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended January 31, 2018 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2017 which was filed with the SEC on July 20, 2017.

ITEM 2.RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

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

ITEM 5.OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics. (2)

99.1	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.

99.2	Shareholder Letter January 23, 2017

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC, on February 02, 2012, as an exhibit to Form 8-K.
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

STAR GOLD CORP.

Date:	March 18, 2018	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	March 18, 2018		/s/ KELLY J. STOPHER
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)

Exhibit 31.1

CERTIFICATION

PURSUANT TO SECTION 302 OF

THE SARBANES-OXLY ACT OF 2002

Rule 13a-14(a)/15d-14(a) Certifications.

I, David Segelov, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Star Gold Corp.;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the registrant, and have:

a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and;

d.Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

5.The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer‘s internal control over financial reporting.

Date: March 18, 2018

/s/ David Segelov
David Segelov President and Principal Executive Officer

Exhibit 31.2

Certification of Principal Accounting Officer

Pursuant to Section 302 of Sarbanes-Oxley Act

I, Kelly J. Stopher, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Star Gold Corp.;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the registrant, and have:

a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and;

d.Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

5.The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

e.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

f.Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer‘s internal control over financial reporting.

Date: March 18, 2018

/s/ KELLY J. STOPHER
Kelly J. Stopher Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Star Gold Corp. a Nevada corporation (the "Company") on Form 10-Q for the period ending January 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David Segelov, Principal Executive of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Star Gold Corp., and will be retained by Star Gold Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ David Segelov
David Segelov President & Principal Executive Officer March 18, 2018

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Star Gold Corp. a Nevada corporation (the "Company") on Form 10-Q for the period ending January 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kelly J. Stopher, Principal Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

3.The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4.The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Star Gold Corp., and will be retained by Star Gold Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Kelly J. Stopher
Kelly J. Stopher Principal Accounting Officer March 18, 2018