Form 10-K
period 2018-04-30
Star Gold Corp.
filed 2018-07-31
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2018

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number 000-52711

STAR GOLD CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	270348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
611 E. Sherman Avenue Coeur d’Alene, Idaho (Address of principal executive office)	83814 (Postal Code)

(208) 664-5066

(Issuer’s telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:Common Stock, $0.001 par value

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

Large Accelerated Filer [  ]Accelerated Filer [  ]Non-Accelerated Filer [  ]Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]No [X]

The Company had $Nil in operating revenue during the year.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2017 was $2,823,762.

As of July 25, 2018 there were 76,434,424 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

STAR GOLD CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2018

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING FINANCIAL STATEMENTS

PART I

ITEM 1.- BUSINESS

ITEM 1A. - RISK FACTORS

ITEM 1B. - UNRESOLVED STAFF COMMENTS

ITEM 2. - PROPERTIES

ITEM 3. - LEGAL PROCEEDINGS

ITEM 4. – MINE SAFETY DISCLOSURES

PART II

ITEM 5. - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6. - SELECTED FINANCIAL DATA

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. - EXECUTIVE COMPENSATION

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Risks related to the Company’s properties being in the exploration stage;

Risks related to the mineral operations being subject to government regulation;

Risks related to the Company’s ability to obtain additional capital to develop the Company’s resources, if any;

Risks related to mineral exploration and development activities;

Risks related to mineral estimates;

Risks related to the Company’s insurance coverage for operating risks;

Risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;

Risks related to the competitive industry of mineral exploration;

Risks related to the title and rights in the Company’s mineral properties;

Risks related to the possible dilution of the Company’s common stock from additional financing activities;

Risks related to potential conflicts of interest with the Company’s management;

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending April 30, 2018.  The following statements may be forward-looking in nature and actual results may differ materially.

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

Star Gold Corp. currently leases with an option to acquire certain unpatented mining claims located in the State of Nevada which in part make up what we refer to as the “Longstreet Property” (or the “Longstreet Project”). The Longstreet Property in its entirety comprises 125 mineral claims: 75 original optioned claims, of which 70 are unpatented staked claims and five claims leased from local ranchers, pursuant to the “Clifford Lease”; as well as 50 claims subsequently staked by Star Gold.  The Longstreet Property covers a total area of approximately 2,500 acres (1,012 ha). The Longstreet Project is at an intermediate stage of exploration.

The Company has no patents, licenses, franchises or concessions which are considered by the Company to be of importance.  The business is not of a seasonal nature.  Because minerals are traded in the open market, the Company has little to no control over the competitive conditions in the industry.

Overview of Mineral Exploration and Current Operations

Star Gold Corp. is an exploration stage mineral company with no producing mines.  Mineral exploration is essentially a research activity that does not produce a product.  The Company acquires properties which it believes have potential to host economic concentrations of minerals, particularly gold and silver.  These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others.  An unpatented mining claim is an interest, that can be acquired, in the mineral rights on open lands of the federally owned public domain.  Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management.  The Company intends to remain in the business of exploring for mining properties that have the potential to produce gold, silver, base metals and other commodities.

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

Portions of the Company’s mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property name	Longstreet
Third parties	Great Basin Resources, Inc. and Clifford
Number of claims	125 (1)
Acres (approx.)	2,500
Agreements/Royalties
Royalties	3% Net Smelter Royalty (“NSR”)
Annual lease payments – total due through 2020	$205,000
Minimum exploration expenditures – total due through 2020	$1,500,000
Stock options – total due through 2020	185,000
Annual advance royalty payment	$12,000

(1) Great Basin Resources, Inc. (“Great Basin”) took assignment from MinQuest, Inc., of the 120 claims which are leased to the Company under the Longstreet Agreement (which was also assigned to Great Basin) (Note 3 of the financial statements contained in Item 8) and Clifford owns 5 claims (also Note 3) which are managed by the Company.

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

During the fiscal year ended April 30, 2018, the Company had a net loss of $427,149 in connection with the maintenance and exploration of its mineral properties and the operation of the exploration business.  The Company therefore expects to continue to incur significant losses into the foreseeable future.  The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations.  At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business.  The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition.  There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share if the Company issues additional employee/director/consultant options or if the Company sells additional shares to finance its operation.

The Company has not generated any operational revenues from the exploration of any properties.  In order to further expand the Company’s business and meet its objectives, including but not limited to, obtaining funds to further explore the Company’s existing properties or to finance any acquisition activity, growth and/or additional exploration programs, should those opportunities present themselves, and depending on the outcome of its exploration programs, additional capital funding may need to be obtained through the sale and issuance of additional equity, debt or derivative securities. The Company may also, in the future, grant to some or all of its directors, officers, insiders and key employees/consultants, options or other rights to acquire common or preferred shares in the Company as non-cash incentives.  The issuance of any additional equity securities could cause then-existing stockholders to experience dilution of their ownership interests.

Should the Company issue additional shares to finance its business activities, investors’ interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  As of the date of the filing of this report there are outstanding 30,654,249 common share purchase warrants exercisable into 30,654,249 shares of common stock, and 6,650,000 options granted that are exercisable into 6,650,000 shares of common stock.  If these are exercised or converted, these would represent approximately 48.8% of the Company’s then issued and outstanding shares.  If all the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders.  The dilution may result in a decline in the market price of the Company’s shares.

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

Dependence on Key Management Personnel

The Company’s ability to continue exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on its ability to attract and maintain qualified key management personnel.  Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain such personnel.  The Company’s development now, and in the future, will depend on the effort of key executives such as Lindsay Gorrill, Kelly Stopher, and

David Segelov.  The loss of any of these key people could have a material adverse effect on the Company’s business.  In addition, the Company has expanded the provisions of its stock option plan so the Company can provide incentive for the key personnel.

Failure to obtain additional financing

Unless and until the Company can generate revenues from operations, the Company’s main potential continuing source of funds will be additional debt and/or equity financings which may not be sufficient to sustain operations.  There is no guarantee that the Company, if needed, will be able to raise additional funds through debt and/or equity financing or that any such financing will be able to be obtained on terms beneficial to the Company. If Star Gold Corp. is unsuccessful in raising additional funds, the Company will not be able to develop its properties and may be unable to continue as a going concern.

Company Directors and Officers own 26,981,500 shares of the Company’s outstanding common stock (35.3%) which may cause corporate decisions influenced by the Directors and Officers to appear to be inconsistent with the interests of other stockholders.

Company directors and/or officers as a group control a combined 35.3% of the issued and outstanding shares of the Company’s common stock.  Accordingly, while none of the current directors and/or officers (individually or collectively) can control, as shareholders, who is elected to the board of directors, since these individuals are not simply passive investors but are also active members of Company management, their interests as directors and/or officers and shareholders may, at times, be adverse to those interests of merely passive investors. Where those conflicts exist, stockholders will be dependent upon management exercising their fiduciary duties as members of the Board of Directors and/or as an officer. Also, due to their stock ownership position, members of the Company’s management team will have: (i) the ability to substantially influence the outcome of many (if not most) corporate actions requiring stockholder approval, including amendments to the Company’s Articles of Incorporation; and (ii) the ability to substantially influence corporate combinations or similar transactions that might benefit minority stockholders which may not be supported by management to the detriment of smaller and/or passive investors.

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

The search for minerals involves numerous hazards. As a result, Star Gold Corp. may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which the Company cannot insure or against which we may elect not to insure. Star Gold Corp. currently has no such insurance nor does the Company expect to acquire such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed the Company’s asset value and cause management to liquidate all the Company’s assets resulting in the loss of a stockholder’s entire investment.

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

The “penny stock” rules adopted by the SEC under the Exchange Act subjects the sale of the shares of the Company’s common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in “penny stocks,” are as follows:

a)if “penny stock” is sold to an investor in violation of his or her rights listed above, or other federal or states securities laws, the investor may be able to cancel his or her purchase and get his or her money back.

b)if the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages

c)if the investor has signed an arbitration agreement, however, he or she may have to pursue his or her claims through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives. The broker/dealer must also decide whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC’s rules may limit the number of potential purchasers of the shares of Star Gold Corp. common stock.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

The Company headquarters are located at 611 E. Sherman Avenue, Coeur d’Alene, Idaho, 83814.  The Company believes this office space and facilities are sufficient to meet the Company’s present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

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

THE LONGSTREET PROPERTY

In January of 2010 Star Gold signed an agreement (the “Longstreet Agreement”) to lease with an option to acquire from MinQuest, Inc. (“MinQuest”), 60 unpatented mining claims totaling approximately 490 hectares. The Company completed its first phase of drilling in 2011. On July 9, 2010, the Company and MinQuest entered into an amended agreement to add an additional 10 claims and expanded the total to 70 unpatented claims. In addition, Star Gold agreed to reimburse MinQuest for 5 claims leased from a third party, Roy Clifford. The Longstreet Property comprises 125 mineral claims (75 original optioned claims, of which 70 are unpatented staked claims and five claims acquired from local ranchers (Roy Clifford et al)), as well as 50 claims subsequently staked by Star Gold, covering a total area of approximately 2,500 acres (1,012 ha) (Figure 6-1).  The claims are located within Sections 9-17, 20, and 21 of T6N, R47E, MDB&M (Mount Diablo Base Line & Meridian), Nye County.  The entire 125 claims (the 5 claims covered by the Clifford Lease are not subject to the Longstreet Agreement) comprise the Longstreet Property.

On July 25, 2017, MinQuest assigned, conveyed and transferred to Great Basin Resources, Inc. (“Great Basin”) all of the rights, title and interest of Minquest in and to the Longstreet Property and the Longstreet Agreement.

Of the 50 claims staked by Star Gold, 38 are adjacent to the eastern boundary of the property and were staked with the objective of providing a site for potential leach pads planned for future development of the Main Zone (the “Leach Pad Claims”).  The remaining 12 claims staked by Star Gold lie along a corridor leading from the main Longstreet property to the Leach Pad Claims.

A list of claims, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date

Original Longstreet Property Claims
Longstreet 1A	Great Basin Resources, Inc.	799562	20	22-Jan-1999	September 1, 2018
Longstreet 2A	Great Basin Resources, Inc.	799563	20	22-Jan-1999	September 1, 2018
Longstreet 3A	Great Basin Resources, Inc.	799564	20	22-Jan-1999	September 1, 2018
Longstreet 6A	Great Basin Resources, Inc.	799565	20	22-Jan-1999	September 1, 2018
Longstreet 7A	Great Basin Resources, Inc.	799566	20	22-Jan-1999	September 1, 2018
Longstreet 8A	Great Basin Resources, Inc.	799567	20	22-Jan-1999	September 1, 2018
Longstreet 9A	Great Basin Resources, Inc.	799568	20	22-Jan-1999	September 1, 2018
Longstreet 16A	Great Basin Resources, Inc.	799569	20	22-Jan-1999	September 1, 2018
Longstreet 13	Great Basin Resources, Inc.	799570	20	22-Jan-1999	September 1, 2018
Longstreet 32	Great Basin Resources, Inc.	799571	20	22-Jan-1999	September 1, 2018
Longstreet 34	Great Basin Resources, Inc.	799572	20	22-Jan-1999	September 1, 2018
Longstreet 4A	Great Basin Resources, Inc.	836168	20	2-Feb-2002	September 1, 2018
Longstreet 5A	Great Basin Resources, Inc.	836169	20	2-Feb-2002	September 1, 2018
Longstreet 8	Great Basin Resources, Inc.	836170	20	2-Feb-2002	September 1, 2018
Longstreet 10	Great Basin Resources, Inc.	836171	20	2-Feb-2002	September 1, 2018
Longstreet 10A	Great Basin Resources, Inc.	836172	20	2-Feb-2002	September 1, 2018
Longstreet 28	Great Basin Resources, Inc.	836173	20	2-Feb-2002	September 1, 2018
Longstreet 30	Great Basin Resources, Inc.	836174	20	2-Feb-2002	September 1, 2018
Longstreet 36	Great Basin Resources, Inc.	836175	20	2-Feb-2002	September 1, 2018
Longstreet 37	Great Basin Resources, Inc.	836176	20	2-Feb-2002	September 1, 2018
Longstreet 39	Great Basin Resources, Inc.	836177	20	2-Feb-2002	September 1, 2018
Longstreet 41	Great Basin Resources, Inc.	836178	20	2-Feb-2002	September 1, 2018
Longstreet 43	Great Basin Resources, Inc.	836179	20	2-Feb-2002	September 1, 2018
Longstreet 45	Great Basin Resources, Inc.	836180	20	2-Feb-2002	September 1, 2018
Longstreet 47	Great Basin Resources, Inc.	836181	20	2-Feb-2002	September 1, 2018
Longstreet 49	Great Basin Resources, Inc.	836182	20	2-Feb-2002	September 1, 2018

Longstreet 101	Great Basin Resources, Inc.	836183	20	2-Feb-2002	September 1, 2018
Longstreet 102	Great Basin Resources, Inc.	836184	20	2-Feb-2002	September 1, 2018
Longstreet 103	Great Basin Resources, Inc.	836185	20	2-Feb-2002	September 1, 2018
Longstreet 104	Great Basin Resources, Inc.	836186	20	2-Feb-2002	September 1, 2018
Longstreet 105	Great Basin Resources, Inc.	836187	20	2-Feb-2002	September 1, 2018
Longstreet 106	Great Basin Resources, Inc.	836188	20	2-Feb-2002	September 1, 2018
Longstreet 107	Great Basin Resources, Inc.	836189	20	2-Feb-2002	September 1, 2018
Longstreet 108	Great Basin Resources, Inc.	836190	20	2-Feb-2002	September 1, 2018
Longstreet 12	Great Basin Resources, Inc.	843867	20	25-Feb-2003	September 1, 2018
Longstreet 14	Great Basin Resources, Inc.	843868	20	25-Feb-2003	September 1, 2018
Longstreet 16	Great Basin Resources, Inc.	843869	20	25-Feb-2003	September 1, 2018
Longstreet 18	Great Basin Resources, Inc.	843870	20	25-Feb-2003	September 1, 2018
Longstreet 20	Great Basin Resources, Inc.	843871	20	25-Feb-2003	September 1, 2018
Longstreet 26	Great Basin Resources, Inc.	843872	20	25-Feb-2003	September 1, 2018
Longstreet 42	Great Basin Resources, Inc.	843873	20	25-Feb-2003	September 1, 2018
Longstreet 44	Great Basin Resources, Inc.	843874	20	25-Feb-2003	September 1, 2018
Longstreet 46	Great Basin Resources, Inc.	843875	20	25-Feb-2003	September 1, 2018
Longstreet 48	Great Basin Resources, Inc.	843876	20	25-Feb-2003	September 1, 2018
Longstreet 50	Great Basin Resources, Inc.	843877	20	25-Feb-2003	September 1, 2018
Longstreet 40	Great Basin Resources, Inc.	851568	20	25-Feb-2003	September 1, 2018
Longstreet 118	Great Basin Resources, Inc.	851569	20	29-Sep-2003	September 1, 2018
Longstreet 119	Great Basin Resources, Inc.	851570	20	29-Sep-2003	September 1, 2018
Longstreet 120	Great Basin Resources, Inc.	851571	20	29-Sep-2003	September 1, 2018
Longstreet 121	Great Basin Resources, Inc.	851572	20	29-Sep-2003	September 1, 2018

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date
Longstreet 122	Great Basin Resources, Inc.	851573	20	29-Sep-2003	September 1, 2018
Longstreet 123	Great Basin Resources, Inc.	851574	20	29-Sep-2003	September 1, 2018
Longstreet 124	Great Basin Resources, Inc.	851575	20	29-Sep-2003	September 1, 2018
Longstreet 109	Great Basin Resources, Inc.	855021	20	25-Feb-2003	September 1, 2018
Longstreet 110	Great Basin Resources, Inc.	855022	20	25-Feb-2003	September 1, 2018
Longstreet 111	Great Basin Resources, Inc.	855023	20	25-Feb-2003	September 1, 2018
Longstreet 112	Great Basin Resources, Inc.	855024	20	25-Feb-2003	September 1, 2018
Longstreet 113	Great Basin Resources, Inc.	855025	20	25-Feb-2003	September 1, 2018
Longstreet 114	Great Basin Resources, Inc.	855026	20	25-Feb-2003	September 1, 2018
Longstreet 115	Great Basin Resources, Inc.	855027	20	25-Feb-2003	September 1, 2018
Longstreet 56	Great Basin Resources, Inc.	1025831	20	9-Jul-2010	September 1, 2018
Longstreet 57	Great Basin Resources, Inc.	1025832	20	9-Jul-2010	September 1, 2018
Longstreet 58	Great Basin Resources, Inc.	1025833	20	9-Jul-2010	September 1, 2018
Longstreet 59	Great Basin Resources, Inc.	1025834	20	9-Jul-2010	September 1, 2018
Longstreet 60	Great Basin Resources, Inc.	1025835	20	9-Jul-2010	September 1, 2018
Longstreet 61	Great Basin Resources, Inc.	1025836	20	9-Jul-2010	September 1, 2018
Longstreet 62	Great Basin Resources, Inc.	1025837	20	9-Jul-2010	September 1, 2018
Longstreet 63	Great Basin Resources, Inc.	1025838	20	9-Jul-2010	September 1, 2018
Longstreet 64	Great Basin Resources, Inc.	1025839	20	9-Jul-2010	September 1, 2018
Longstreet 65	Great Basin Resources, Inc.	1025840	20	9-Jul-2010	September 1, 2018
Longstreet 11	Roy Clifford et al	164002	20	14-Jun-1980	September 1, 2018
Longstreet 12	Roy Clifford et al	164003	20	14-Jun-1980	September 1, 2018
Longstreet 14	Roy Clifford et al	164005	20	14-Jun-1980	September 1, 2018
Longstreet 15	Roy Clifford et al	164006	20	14-Jun-1980	September 1, 2018
Morning Star	Roy Clifford et al	96719	20	1-Jul-1957	September 1, 2018
Subtotal Original	75		1,500

Leach Pad Claims
Longstreet 200	Great Basin Resources, Inc.	1073640	20	22-Jun-2012	September 1, 2018
Longstreet 201	Great Basin Resources, Inc.	1073641	20	22-Jun-2012	September 1, 2018
Longstreet 202	Great Basin Resources, Inc.	1073642	20	22-Jun-2012	September 1, 2018

Longstreet 203	Great Basin Resources, Inc.	1073643	20	22-Jun-2012	September 1, 2018
Longstreet 204	Great Basin Resources, Inc.	1073644	20	22-Jun-2012	September 1, 2018
Longstreet 205	Great Basin Resources, Inc.	1073645	20	22-Jun-2012	September 1, 2018
Longstreet 206	Great Basin Resources, Inc.	1073646	20	22-Jun-2012	September 1, 2018
Longstreet 207	Great Basin Resources, Inc.	1073647	20	22-Jun-2012	September 1, 2018
Longstreet 208	Great Basin Resources, Inc.	1073648	20	22-Jun-2012	September 1, 2018
Longstreet 209	Great Basin Resources, Inc.	1073649	20	22-Jun-2012	September 1, 2018
Longstreet 210	Great Basin Resources, Inc.	1073650	20	22-Jun-2012	September 1, 2018
Longstreet 211	Great Basin Resources, Inc.	1073651	20	22-Jun-2012	September 1, 2018
Longstreet 212	Great Basin Resources, Inc.	1073652	20	22-Jun-2012	September 1, 2018
Longstreet 213	Great Basin Resources, Inc.	1073653	20	22-Jun-2012	September 1, 2018
Longstreet 214	Great Basin Resources, Inc.	1073654	20	22-Jun-2012	September 1, 2018
Longstreet 215	Great Basin Resources, Inc.	1073655	20	22-Jun-2012	September 1, 2018
Longstreet 216	Great Basin Resources, Inc.	1073656	20	22-Jun-2012	September 1, 2018
Longstreet 217	Great Basin Resources, Inc.	1073657	20	22-Jun-2012	September 1, 2018
Longstreet 218	Great Basin Resources, Inc.	1073658	20	22-Jun-2012	September 1, 2018
Longstreet 219	Great Basin Resources, Inc.	1073659	20	22-Jun-2012	September 1, 2018
Longstreet 220	Great Basin Resources, Inc.	1073660	20	22-Jun-2012	September 1, 2018
Longstreet 210	Great Basin Resources, Inc.	1073661	20	22-Jun-2012	September 1, 2018
Longstreet 220	Great Basin Resources, Inc.	1073662	20	22-Jun-2012	September 1, 2018
Longstreet 223	Great Basin Resources, Inc.	1073663	20	22-Jun-2012	September 1, 2018
Longstreet 224	Great Basin Resources, Inc.	1073664	20	22-Jun-2012	September 1, 2018

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date
Longstreet 225	Great Basin Resources, Inc.	1073665	20	22-Jun-2012	September 1, 2018
Longstreet 226	Great Basin Resources, Inc.	1073666	20	22-Jun-2012	September 1, 2018
Longstreet 227	Great Basin Resources, Inc.	1073667	20	22-Jun-2012	September 1, 2018
Longstreet 228	Great Basin Resources, Inc.	1073668	20	22-Jun-2012	September 1, 2018
Longstreet 229	Great Basin Resources, Inc.	1073669	20	22-Jun-2012	September 1, 2018
Longstreet 230	Great Basin Resources, Inc.	1073670	20	22-Jun-2012	September 1, 2018
Longstreet 231	Great Basin Resources, Inc.	1073671	20	22-Jun-2012	September 1, 2018
Longstreet 232	Great Basin Resources, Inc.	1073672	20	22-Jun-2012	September 1, 2018
Longstreet 233	Great Basin Resources, Inc.	1073673	20	22-Jun-2012	September 1, 2018
Longstreet 234	Great Basin Resources, Inc.	1073674	20	22-Jun-2012	September 1, 2018
Longstreet 235	Great Basin Resources, Inc.	1073675	20	22-Jun-2012	September 1, 2018
Longstreet 236	Great Basin Resources, Inc.	1073676	20	22-Jun-2012	September 1, 2018
Longstreet 237	Great Basin Resources, Inc.	1073677	20	22-Jun-2012	September 1, 2018
Subtotal Leach Pad	38		760

Corridor Claims
Longstreet 66	Great Basin Resources, Inc.	1080730	20	5-Sept-2012	September 1, 2018
Longstreet 238	Great Basin Resources, Inc.	1080731	20	5-Sept-2012	September 1, 2018
Longstreet 239	Great Basin Resources, Inc.	1080732	20	5-Sept-2012	September 1, 2018
Longstreet 240	Great Basin Resources, Inc.	1080733	20	5-Sept-2012	September 1, 2018
Longstreet 241	Great Basin Resources, Inc.	1080734	20	5-Sept-2012	September 1, 2018
Longstreet 242	Great Basin Resources, Inc.	1080735	20	5-Sept-2012	September 1, 2018
Longstreet 243	Great Basin Resources, Inc.	1080736	20	5-Sept-2012	September 1, 2018
Longstreet 244	Great Basin Resources, Inc.	1080737	20	5-Sept-2012	September 1, 2018
Longstreet 245	Great Basin Resources, Inc.	1080738	20	5-Sept-2012	September 1, 2018
Longstreet 246	Great Basin Resources, Inc.	1080739	20	5-Sept-2012	September 1, 2018
Longstreet 247	Great Basin Resources, Inc.	1080740	20	5-Sept-2012	September 1, 2018
Longstreet 248	Great Basin Resources, Inc.	1080741	20	5-Sept-2012	September 1, 2018
Subtotal Corridor	12		240

Total	125	2,500

Star Gold must make annual claim filing fees ($155.00 per claim in 2017) with the Bureau of Land Management (BLM), and Nevada/Nye County claim filing fees of $12.00 per claim plus $10.00 for filing with the Nye County office at Tonopah, NV ($12.00 and $4.00 in 2017).  The 2018 annual claim payments totaled $23,781.

The terms of the amended Longstreet Agreement required an initial cash payment of $20,000, the issuance of 25,000 stock options based on “fair market price” to MinQuest on or about January 16, 2016.  The amended Longstreet Agreement also requires cash payments totaling $230,000 over five years and 160,000 stock options based on “fair market price” over the same seven-year period.  The Company has agreed to work commitments of $1,650,000 over five years.  Following the fifth anniversary of the amended agreement and if commitments have been met Star Gold shall receive a quitclaim deed for a 100% interest in the properties covered by the Longstreet Agreement, as amended, in consideration of an ongoing 3% NSR to MinQuest; due to the assignment of the Longstreet Agreement to Great Basin, Inc., in the future all required issuances of stock options and payment of sums owed pursuant to the Longstreet Agreement, will be issued and paid to Great Basin.  The Longstreet Agreement does not cover the 5 claims subject to the Clifford Lease.

The Longstreet project is located 48 kilometers southeast of the Round Mountain Mine in Nevada.  Longstreet is a Round Mountain style volcanic-hosted gold deposit. The first vein mapping program ever done at Longstreet was completed in October 2002. This work disclosed that gold-bearing veins at Main, as well as 6 other targets in the project area are steeply dipping. Most of the previous drilling was vertical. This indicates high potential to increase continuity, tonnage and grade of the resource. Surface geochemical sampling of veins from all the currently defined targets found gold values up to 18.1 g/t.  As at Round Mountain the property contains strong potential for both open pit heap-leachable and high-grade millable ore.  No party reading this report should conclude the Longstreet property has economic mineralization due to Longstreet’s proximity to Round Mountain.  Comparison to this and other historic or producing mines is strictly informational relative to location and similar geologic characteristics.

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

Drill samples were sent through a rotating, wet sample splitter attached to the drill to reduce the sample volume and maintain a representative sample. Drill helpers, under the supervision of the project geologist, collected and bagged an ‘A’ and ‘B’ sample on 5-foot intervals. Procedurally, an ‘A’ sample is collected and held by the project geologist for security purposes until it can be delivered to an assay facility. The ‘B’ sample then remains on site as a duplicate or backup sample if needed at a later date. A blank and two known ‘standard’ pulps are then submitted randomly spaced with each drill hole. Once assays are available, they are examined for unexpected high or low values. If unexpected high or low values are encountered, the ‘B’ splits may be collected and submitted, or the lab may be requested to re-assay the pulp or reject in question. The ‘check’ samples and ‘standard’ are examined to insure they agree with the original or know within accepted limits, usually +/- 10%.

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

No party reading this report should conclude the Longstreet property has economic mineralization due to Longstreet’s proximity to any historic or producing mines and any information regarding any such historic or producing mines is strictly informational relative to location and similar geologic characteristics.

Regional Geology and Mineralization: The Longstreet Property is located in the Nevada portion of the Basin and Range Province. This geological province is characterized by repeated episodes of compressional deformation in Paleozoic and Mesozoic time followed by extensional deformation and extensive magmatism and volcanism in Cenozoic time. Gold deposits are most often described as being associated with ‘mineralization trends’ that reflect deep crustal structures and magmatism, such as the ‘Walker Lane’ and the ‘Carlin Trend’. The Longstreet Project is in the Monitor Range, adjacent to the northwest trending Walker Lane volcanic-hosted gold trend that includes such world-class deposits as the Comstock and Goldfields mining camps

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

No party reading this report should conclude the Longstreet Property has economic mineralization due to Longstreet’s proximity to any historic or producing mines and any information regarding any such historic or producing mines is strictly informational relative to location and similar geologic characteristics.

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

The Tat tuff unit (see Figures 7, 8 and 9) displays horizontal bedding and may be in the order of 3,000 feet thick. The ash-flow tuff is intruded by rhyolite porphyry dykes (‘Trp’) exhibiting various orientations and may represent feeder conduits to now-eroded rhyolitic lithologies higher in the stratigraphy.

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

Cyprus Ridge Zone: Quartz veins up to 5 m thick occur in this 1.1 km long northwest trending sheeted vein system.  Cyprus Minerals Company completed a 920 m drill program in 1987.  All of the Cyprus holes were vertical or high angle and none tested the large primary vein set. No high-grade gold was intersected in their drilling. MinQuest mapped the intricate vein system in 2002 and collected 41 surface samples that contained anomalous to highly anomalous (several times background to hundreds of times background) veins.  Due to the abundance of low temperature silica, MinQuest concluded that the gold values are leakage anomalies from a deeper boiling zone.  The boiling zone is a high priority drill target.

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

Star Gold’s geologists believe sampling and drilling results to date warrant optimism of one or more economic, near surface, bulk-mineable, heap leach-recoverable gold-silver deposits at the Longstreet Project targets described above. In addition, sampling at surface near the Cyprus target suggests the presence of higher grade veins, which may be suitable to underground mining methods.  Situated on a high ridge-top, it could be easily mined from a canyon elevation adit.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  During the year ended April 30, 2018, the Company’s exploration properties were not subject to regulation by the MSHA under the Mine Act.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

General

Star Gold Corp. authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of July 25, 2018, there were 76,434,424 shares of Star Gold Corp. common stock issued and outstanding. The Company has not issued any shares of preferred stock.

Market Information

The Company’s shares are quoted via the OTC:QB under the symbol “SRGZ.”  The high and low bid information for the Company’s common stock for the year ended April 30, 2018 and 2017 is:

Fiscal Year	Quarter	HIGH ($)	LOW ($)

2018	First quarter ending July 31, 2017	$$0.107	$$0.045
	Second quarter ending October 31, 2017	$0.105	$0.05
	Third quarter ending January 31, 2018	$0.065	$0.05
	Fourth Quarter ending April 30, 2018	$0.065	$0.05

2017	First quarter ending July 31, 2016	$0.10	$0.06
	Second quarter ending October 31, 2016	0.198	0.052
	Third quarter ending January 31, 2017	0.15	0.14
	Fourth Quarter ending April 30, 2017	0.16	0.065

Quotations provided by the OTCQB Venture Marketplace reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

At July 24, 2018, the price per share quoted on the OTCQB was $0.05.

Transfer Agent:

The independent stock transfer agent for Star Gold Corp. is Pacific Stock Transfer located at 6725 Via Asti Pkwy, Suite 300, Las Vegas, NV  89119.

Dividends

The Company has not declared any dividends on its common stock since inception. There are no dividend restrictions that limit the Company’s ability to pay dividends on common stock in its Articles of Incorporation or Bylaws. The Corporation’s governing statute, Chapter 78 – “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

a)the Company would not be able to pay its debts as they become due in the usual course of business; or

b)the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the company were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by the Company’s Articles of Incorporation).

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

The Stock Option Plan has a maximum percentage of 10% of the Company’s outstanding shares that are eligible for the plan pool whereby the number of shares under the Stock Option Plan increase automatically with increases in the total number of outstanding common shares.  This “Evergreen” provision permits the reloading of shares that make up the available pool for the Stock Option Plan, once the options granted have been exercised.  The number of shares available for issuance under the Stock Option Plan automatically increases as the total number of shares outstanding increase, including those shares issued upon exercise of options granted under the Stock Option Plan, which become re-available for grant subsequent to exercise of option grants.  The number of shares subject to the Stock Option Plan and any outstanding awards under the Stock Option Plan will be adjusted appropriately by the Board of Directors if the Company’s common stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification, dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all the Company’s assets.

The Stock Option Plan also has terms and limitations including without limitation that the exercise price for stock options granted under the Stock Option Plan must equal the stock’s fair market value, based on the closing price per share of common stock, at the time the stock option is granted.

On October 18, 2016, the Company rescinded 2,696,667 fully vested options previously granted under the Stock Option plan between May 27, 2011 and February 13, 2014, with a weighted average exercise price of $0.37.  The Company re-issued the options and an additional 2,116,333 options to purchase shares of the Company’s common stock, or a total of 4,810,000 options, with an exercise price of $0.06 per share.  The options vested immediately and have a term of 5 years.  The difference between the fair value of the options rescinded and the options granted was treated as a re-pricing event and the Company recognized stock-based compensation in the amount of $126,562 for the year ended April 30, 2017.

On April 30, 2018, the Board of Directors authorized the grant of 1,400,000 options to purchase shares of common stock of the Company to various directors, officers and consultants.  The options have an exercise price of $0.065 based on the closing price of the Company’s common stock on the date of grant and vest immediately.  The expiration date of the options is April 30, 2023. The fair value of the options was $90,923 and has been recognized as stock-based compensation for the year ended April 30, 2018.

Recent Sales of Unregistered Securities

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

On October 17, 2017, the Company issued 21,597,698 shares of its common stock to 34 investors pursuant to a private placement of its securities (the “2017 Offering”).  The 2017 Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.10. Each unit consisted of two shares of common stock and one warrants to purchase an additional share of common stock.   The Company raised a total of $1,079,884.  On October 31, 2017, the Company issued 10,798,849 Warrants pursuant to the 2017 Offering entitled the holders thereof to purchase shares of common stock for the price of $0.15 per share.  The term of each warrant is for three years commencing with its issuance date.

All unregistered sales of equity securities during the period covered by this Annual Report were previously disclosed in the Company’s current reports on Form 8-K and its Quarterly Reports on Form 10-Q.

During the fiscal year ended April 30, 2018, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

ITEM 6.SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the years ended
	April 30, 2018	April 30, 2017
Revenues	$-	$-
Total operating expenses	427,267	619,788
Loss from operations	(427,267)	(619,788)
Other income (expense)	118	(2,593)
NET LOSS	$(427,149)	$(622,381)

Weighted average shares of common stock (basic and diluted)	66,375,222	48,546,315

Income (loss) per share (basic and diluted)	$(0.01)	$(0.01)

Balance Sheet Information:

	April 30, 2018	April 30, 2017
Working capital	$759,151	$71,765
Total assets	1,306,919	518,402
Accumulated deficit	(10,367,039)	(619,788)
Stockholders’ equity	1,211,008	(9,939,890)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

The Company maintains a corporate office in Coeur d’Alene, Idaho.  This is the primary administrative office for the Company and is utilized by Board Chairman Lindsay Gorrill and Chief Financial Officer Kelly Stopher.

During the year ended April 30, 2018, the Company completed the following:

Wildlife and Biological Baseline Study (WBS)

Cultural and Archeology Study

For the upcoming fiscal year ending April 30, 2019, the Company plans to commence the following activities as it prepares the EIS on the Longstreet Project:

Part 2 of a Raptor Study began in early May 2018 as a two-year study is required.

Hydrology Study (in progress)

Geochemical analysis – design of program for submission to State of Nevada (in progress)

Plan of Operations Development (Mine Plan, Civil Engineering Designs)

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

The Company anticipates the aforementioned tasks to be completed in late 2018, with the EIS prepared in 2019.

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

RESULTS OF OPERATIONS

	For the years ended April 30,
	2018	2017	$ Change	% Change
Mineral exploration expense	$28,369	$28,722	$(353)	(1.2%)
Pre-development expense	105,945	183,010	(77,065)	(42.1%)
Legal and professional fees	70,788	78,818	(8,030)	(10.2%)
Management and administrative	221,818	325,187	(103,369)	(31.8%)
Depreciation	347	4,051	(3,704)	(91.4%)
Other expense (income)	(118)	2,593	(2,711)	(104.6%)
NET LOSS	$427,149	$622,381	$(195,232)	(31.4%)

The Company earned no operating revenue in 2018 or 2017 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward exploration and permitting activities at its Longstreet Property.

Total net loss for 2018 of $427,149 decreased by $195,232 from 2017 total net loss of $622,381.

Mineral exploration and consultants’ expense

	For the years ended April 30,
	2018	2017	$ Change	% Change
Drilling and field work	$3,851	$5,004	$(1,153)	(23.0%)
Technical consultants	800	-	800	-
Claims	23,718	23,718	-	0.0%
Total mineral exploration and consultants expense	$28,369	$28,722	$(353)	(1.2%)

Exploration and consultants’ expense for the year end April 30, 2018 was $28,369, a decrease of $353 from 2017 exploration and consultants’ expense of $28,722. The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit for construct a mine at the Longstreet site.

Pre-development expense

	For the years ended April 30,
	2018	2017	$ Change	% Change
Flora and fauna contractor	$18,925	$3,600	$15,325	425.7%
Cultural resources and anthropological	7,869	114,780	(106,911)	(93.1%)
Environmental and permitting services	4,093	16,400	(12,307)	(75.0%)
Environmental impact and plan of operations	10,634	-	10,634	-
Project management	36,250	40,750	(4,500)	(11.0%)
Water rights costs	12,124	7,480	4,644	62.1%
Aerial mapping	16,050	-	16,050	-
Total pre-development expense	$105,945	$183,010	$(77,065)	(42.1%)

Pre-development expense for the year end April 30, 2018 was $105,945, a decrease of $77,065 from 2017 pre-development expense of $183,010.  The Company’s emphasis during the year ended April 30, 2018 shifted from exploratory drilling to activities related to environmental and anthropological studies.

Legal and professional fees

	For the years ended April 30,
	2018	2017	$ Change	% Change
Audit and accounting	$25,808	$29,489	$(3,681)	(12.5%)
Legal fees	23,707	33,324	(9,617)	(28.9%)
Public company expense	18,868	11,995	6,873	57.3%
Investor relations	2,405	4,010	(1,605)	(40.0%)
Total legal and professional fees	$70,788	$78,818	$(8,030)	(10.2%)

Audit and accounting fees decreased $3,681 from $29,489 for the year end April 30, 2017 compared to $25,808 for the year ended April 30, 2018.  Management expects audit and accounting fees to remain relatively constant in the upcoming fiscal year.

Investor relation expense of $2,405 for the year ended April 30, 2018 decreased $1,605 compared to $4,010 for the year ended April 30, 2017.

The primary component of public company expense is the annual fee associated with OTC Markets for the Company’s OTCQB status.  Public company expense increased $6,873 as a result of payment of the annual fee of $10,000 and transfer agent costs associated with issuance of common stock related to the 2017 Offering.

Legal fees decreased from $33,324 in 2017 to $23,707 in 2018.  The decrease for the year is primarily related to expenses related to legal costs related to documentation related to private placements, regulatory filings related to officers and directors and legal fees related negotiation and documentation of water rights agreements on the Longstreet project for the year ended April 30, 2017.  There are no pending legal issues or contingencies as of April 30, 2018.

General and administrative expense

For the years ended April 30,
2018	2017	$ Change	% Change

Auto and travel	$35,898	$40,664	$(4,766)	(11.7%)
Advertising and promotion	-	55,800	(55,800)	(100.0%)
General administrative and insurance	37,162	35,800	1,362	3.8%
Management fees and payroll	49,067	50,932	(1,865)	(3.7%)
Office and computer expense	3,301	5,461	(2,160)	(39.6%)
Rent and lease expense	3,000	6,250	(3,250)	(52.0%)
Stock based compensation	90,923	126,777	(35,854)	(28.3%)
Telephone and utilities	2,467	3,503	(1,036)	(29.6%)
Total general and administrative	$221,818	$325,187	$(103,369)	(31.8%)

Total general and administrative expense decreased $103,369 to $221,818 compared to 2017 expense of $325,187.

The primary difference was attributable to advertising and promotion expenses decreasing $55,800 for the year ended April 30, 2018 compared to the prior year ended April 30, 2017. Stock-based compensation, a non-cash expense, decreased $35,854 for the year ended April 30, 2018 as well.

Auto and travel expense decreased for the fiscal year ending April 30, 2018 by $4,766. Travel is generally related to meetings associated with capital raises and visits to the exploration site by Company management and potential financiers.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	April 30, 2018	April 30, 2017
Current assets	$855,062	$124,817
Current liabilities	95,911	53,052
Working capital (deficit)	$759,151	$71,765

	For the years ended
CASH FLOWS	April 30, 2018	April 30, 2017
Cash flow used by operating activities	$(304,843)	$(522,405)
Cash flow used by investing activities	(51,995)	(37,000)
Cash flow provided by financing activities	1,079,884	667,000
Net increase in cash during year	$723,046	$107,595

Working capital will be utilized for the Company’s ongoing environmental studies at its Longstreet Project scheduled for the summer of 2018 and general corporate purposes.

The Company utilized $47,000 in cash from Investing Activities to exercise its option on claims agreements and utilized for certain capitalized mineral assets at its Longstreet Project.  The Company intends to continue exploration activities at Longstreet upon completion of environmental studies and permitting.

As of April 30, 2018, the Company had cash on hand of $832,426.  Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

Star Gold Corp. anticipates continuing to rely on sales of its debt and/or equity securities in order to continue to fund ongoing operations. Issuances of additional shares of common stock may result in dilution to the Company’s existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or that it will be able arrange for other financing to fund its planned business activities.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability.  Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of the Company’s stock or alternative methods such as mergers or sale of the Company’s assets.  No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.  The Company currently requires additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

The Company plans for the long-term continuation as a going concern include financing future operations through sales of our equity and/or debt securities and the anticipated profitable exploitation of the Company’s mining properties.  These plans may also, at some future point, include the formation of mining joint ventures with senior mining company partners on specific mineral properties whereby the joint venture partner would provide the necessary financing in return for equity in the property.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its stockholders.

CRITICAL ACCOUNTING POLICIES

The Company has identified certain accounting policies, described below, that are most important to the portrayal of its current financial condition and results of operations. The Company’s significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of April 30, 2018, including:

1.	Report of Independent Registered Public Accounting Firm;
2.	Balance Sheets as of April 30, 2018 and 2017;
3.	Statements of Operations for the years ended April 30, 2018 and 2017;
4.	Statement of Changes in Stockholders’ Equity for the years ended April 30, 2018 and 2017;
5.	Statements of Cash Flows for the years ended April 30, 2018 and 2017;
6.	Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Star Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Star Gold Corp. (the "Company") as of April 30, 2018 and 2017, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/DeCoria, Maichel & Teague, P.S./

DeCoria, Maichel & Teague, P.S.

We have served as the Company's independent auditor since 2011.

Spokane, Washington

July 25, 2018

STAR GOLD CORP.

BALANCE SHEETS

	April 30, 2018	April 30, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$832,426	$109,380
Other current assets (NOTE 5)	22,636	15,437
TOTAL CURRENT ASSETS	855,062	124,817
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	414,522	360,874
OTHER ASSETS – NON-CURRENT (NOTE 5)	15,735	11,111
RESTRICTED CASH	21,600	21,600
TOTAL ASSETS	$1,306,919	$518,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$95,911	$53,052
TOTAL CURRENT LIABILITIES	95,911	53,052

TOTAL LIABILITIES	95,911	53,052
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 300,000,000 shares authorized; 76,434,424 and 54,836,726 shares issued and outstanding, respectively	76,434	54,837
Additional paid-in capital	11,501,613	10,350,403
Accumulated deficit	(10,367,039)	(9,939,890)
TOTAL STOCKHOLDERS’ EQUITY	1,211,008	465,350
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,306,919	$518,402

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS

	For the years ended
	April 30, 2018	April 30, 2017
OPERATING EXPENSE
Mineral exploration expense	$28,369	$28,722
Pre-development expense	105,945	183,010
Legal and professional fees	70,788	78,818
Management and administrative	221,818	325,187
Depreciation	347	4,051
TOTAL OPERATING EXPENSES	427,267	619,788
LOSS FROM OPERATIONS	(427,267)	(619,788)
OTHER INCOME (EXPENSE)
Interest expense	(778)	(628)
Interest expense, related party	-	(2,093)
Interest income	896	128
TOTAL OTHER INCOME (EXPENSE)	118	(2,593)
NET LOSS BEFORE INCOME TAXES	(427,149)	(622,381)
Provision (benefit) for income tax	-	-
NET LOSS	$(427,149)	$(622,381)
Basic and diluted loss per share	$(0.01)	$(0.01)
Basic and diluted weighted average number shares outstanding	66,375,222	48,546,315

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended April 30, 2018 and 2017

	Common Stock
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, April 30, 2016	40,836,726	$40,837	$9,535,751	$(9,317,509)	$259,079
Common stock and warrants sold at $0.05 per unit	14,000,000	14,000	686,000	-	700,000
Stock-based compensation	-	-	126,777	-	126,777
Options issued for mining interest	-	-	1,875	-	1,875
Net loss	-	-	-	(622,381)	(622,381)
BALANCE, April 30, 2017	54,836,726	54,837	10,350,403	(9,939,890)	465,350
Common stock and warrants sold at $0.10 per unit ($0.05 per share)	21,597,698	21,597	1,058,287	-	1,079,884
Stock-based compensation	-	-	90,923	-	90,923
Options issued for mining interest	-	-	2,000	-	2,000
Net loss	-	-	-	(427,149)	(427,149)
BALANCE, April 30, 2018	76,434,424	$76,434	$11,501,613	$(10,367,039)	$1,211,008

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS

	For the years ended
	April 30, 2018	April 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(427,149)	$(622,381)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	90,923	126,777
Depreciation	347	4,051
Changes in operating assets and liabilities:
Other current assets	(7,199)	(6,670)
Other assets	(4,624)	(11,111)
Accounts payable	42,859	(690)
Other accrued liabilities	-	(12,381)
Net cash used by operating activities	(304,843)	(522,405)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for equipment and mining interest	(51,995)	(37,000)
Net cash used in investing activities	(51,995)	(37,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	-	70,000
Repayment of notes payable, related party	-	(85,000)
Net proceeds from sale of common stock and warrants	1,079,884	682,000
Net cash provided by financing activities	1,079,884	667,000
Net increase in cash and cash equivalents	723,046	107,595
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	109,380	1,785
CASH AND CASH EQUIVALENTS AT END OF YEAR	$832,426	$109,380

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$778	$2,846

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Options issued for mining interest	$2,000	$1,875
Stock issued on common stock subscription payable	-	18,000

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2018

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management assumptions and estimates relate to long-lived asset impairments and stock-based compensation valuation.  Actual results could differ from these estimates and assumptions and could have a material effect on the Company’s reported financial position and results of operations.

Risks and uncertainties

The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging exploration mining business, including the potential risk of business failure.

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Restricted cash

Restricted cash constitutes cash held as collateral for the faithful performance of bonds securing exploration permits.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and reclamation bonds.  All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at April 30, 2018.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2018

amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

At April 30, 2018 and April 30, 2017, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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

Pre-development Expenditures

Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses.

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

Income Taxes

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2018

The Company accounts for income taxes using the liability method.  The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of (i) temporary differences between financial statement carrying amounts of assets and liabilities and their basis for tax purposes and (ii) operating loss and tax credit carry-forwards for tax purposes.  Deferred tax assets are reduced by a valuation allowance when management concludes that it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

Reclassifications

Certain reclassifications have been made to the 2017 financial statements in order to conform to the 2018 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. ASU No. 2015-17 requires the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016.  There was no impact to the financial statements upon adoption of this update effective May 1, 2017.

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies the accounting for stock-based compensation, including income tax consequences and balance sheet and cash flow statement classification of awards. The update is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. There was no impact to the financial statements upon adoption of this update effective May 1, 2017.

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect this update to have a material impact on the financial statements.

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

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.  The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3– EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2018

The outstanding securities at April 30, 2018 and 2017, that could have a dilutive effect are as follows:

	April 30, 2018	April 30, 2017
Stock options	6,650,000	5,210,000
Warrants	30,654,249	19,855,400
TOTAL POSSIBLE DILUTIVE SHARES	37,304,249	25,065,400

For the years ended April 30, 2018 and 2017, respectively, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive and so are excluded in the diluted EPS.

NOTE 4– EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at April 30, 2018 and 2017.

	April 30, 2018	April 30, 2017
Equipment	$32,002	$27,007
Less accumulated depreciation	(27,354)	(27,007)
Equipment, net of accumulated depreciation	4,648	-
Mining interest - Longstreet	409,874	360,874
TOTAL EQUIPMENT AND MINING INTEREST	$414,522	$360,874

Pursuant to the Longstreet Property Option Agreement, as amended, (the “Longstreet Agreement”) entered into by the Company on or about January 15, 2010, the Company leases, with an option to acquire, unpatented mining claims located in the State of Nevada known as the Longstreet Property.   Under the agreement, the Company is required to make minimal lease payments in the form of cash and options to purchase shares of the Company’s common stock.

In addition, the Company is obligated, pursuant to the Longstreet Agreement, to pay an annual advance royalty payment of $12,000 related to the Clifford claims which the Company paid in each of the years ended April 30, 2018 and 2017.  The Longstreet Agreement obligates the Company to minimal expenditures to be spent on the property.  All allowable expenditures in excess of the required annual expenditures are carried-over to the subsequent year.

For the years ended April 30, 2018 and 2017, the Company made an annual required payment to the optioner of $35,000 and $25,000, respectively.  The Company also issued options to purchase 40,000 and 25,000 shares of common stock with fair value of $2,000 and $1,875, respectively.

The schedule of future annual payments, minimum expenditures and number of stock options to be issued pursuant to the Longstreet Agreement is as follows:

Required annual expenditure between:	Required expenditure	Cash payment (1)	Stock options
January 17, 2018 through January 16, 2019	4,810,000	$40,000	45,000
January 17, 2019 through January 16, 2020	1,400,000	45,000	50,000
Payment due upon transfer but no later than January 16, 2021	1,400,000	85,000	-
TOTAL	6,210,000	$170,000	95,000

(1)Does not include $12,000 annual advance royalty payment related to Clifford claims.

As of the measurement date of January 16, 2018, the Company had made cumulative allowable expenditures of $2,433,991, a surplus of $83,991 over the required cumulative expenditures of $2,350,000.  As of April 30, 2018, the Company was in compliance with all provisions of the Longstreet Agreement.

NOTE 5 –OTHER ASSETS

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2018

On January 19, 2017, the Company entered into an Option and Lease of Water Rights with Stone Cabin Company, LLC (the “Stone Cabin Water Rights Agreement”).  In exchange for a one-time payment of $20,000, the Stone Cabin Water Rights Agreement granted the Company a three-year option to commence a ten-year lease of certain water rights in Nevada.  The water rights are for use in conjunction with the Company’s Longstreet Project. Lease payments for the water rights do not commence unless the Company exercises the option to lease. The Stone Cabin Water Rights Agreement also granted the Company the ability to extend, upon additional option payments, the option to lease for up to an additional three years and the ability to extend the water rights lease (if exercised) for an additional ten-year period.  The $20,000 payment was deferred as Other Assets and is being amortized on a straight-line basis over the three-year option period.

On August 21, 2017, the Company entered into an Option and Lease of Water Rights, with High Test Hay, LLC (the “High Test Water Rights Agreement”).  In exchange for a one-time payment of $25,000, the High Test Water Rights Agreement grants the Company a three-year option to commence a ten-year lease on certain water rights in Nevada.  The water rights are for use in conjunction with the Company’s Longstreet Project.  Lease payments for the water rights do not commence unless and until the Company exercises the option to lease.  The High Test Water Rights Agreement also grants the Company the ability to extend, upon additional option payments, the option to lease for up to an additional three years and the ability to extend the water rights lease (if exercised) for up to an additional twenty years.  The $25,000 payment has been deferred and is being amortized on a straight-line basis over the three-year option period.

The following is a summary of the Company’s Other Assets at April 30, 2018 and 2017.

	April 30, 2018	April 30, 2017
Option on water rights lease agreements, net	$30,735	$17,777
Prepaid insurance	7,636	8,771
Total	38,371	26,548
Less Other Assets - Current	(22,636)	(15,437)
TOTAL OTHER ASSETS - NON-CURRENT	$15,735	$11,111

NOTE 6 - INCOME TAXES

There was no income tax provision (benefit) for the years ended April 30, 2018 and 2017.  The components of the Company’s net deferred tax assets are as follows:

	April 30, 2018	April 30, 2017
Deferred tax asset	$-	$
Net operating loss carryforward	1,366,200		1,569,700
Stock-based compensation	200,200		193,900
Equipment and mining interests	332,400		668,000
Other	2,900		3,700
Total deferred tax assets	1,901,700		2,435,300
Deferred tax liability	-		-
Net deferred tax asset	1,901,700		2,435,300
Valuation allowance	(1,901,700)		(2,435,300)
NET DEFERRED TAX ASSETS	$-		$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2018

has been recorded at April 30, 2018 and 2017.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Act") resulting in significant modifications to existing law. The Company did not incur any net income tax benefit or provision for the year ended April 30, 2018 as a result of the changes to tax laws and tax rates under the Act. The Company’s net deferred tax asset was reduced by approximately $680,800 during the year ended April 30, 2018, which consisted primarily of the remeasurement of federal deferred tax assets from 35% to 21%.

A reconciliation between the statutory federal income tax rate and the Company’s tax provision (benefit) is as follows:

	April 30, 2018		April 30, 2017

Amount computed using the statutory rate	$(129,600)	(35%)	$(217,800)	(35%)
Effect of state taxes	(20,500)	(5%)	(6,200)	(1%)
Other	2,900	1%	2,500	-
Impact of change in statutory tax rate	680,800	159%	-	-
Change in valuation allowance	(533,600)	(125%)	221,500	36%
TOTAL INCOME TAX PROVISION (BENEFIT)	$-	-%	$-	-%

At April 30, 2018, the Company had federal and state net operating loss carry forwards of approximately $5,161,000 which expire in fiscal years ending April 30, 2031 through April 30, 2037.

The Company has no tax position at April 30, 2018 and 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2018 and 2017.  The Company’s federal income tax returns for fiscal years 2016 through 2018 remain open and subject to examination.

NOTE 7– RELATED PARTY TRANSACTIONS

The Company rents its office space from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s former President and current Chairman of the Board of Directors. The lease is on a month-to-month basis as financial resources are available.  The Company currently pays $250 per month plus a proportionate share of utilities and insurance.  For the year ended April 30, 2018 and 2017, office rent was $3,000 and $6,250, respectively.

The Company has had short term promissory notes with its Chairman of the Board as follows:

On March 20, 2106 in the amount of $15,000; maturity on December 31, 2106; and bore interest at 8% per annum.  The full amount of principal and all accrued interest was paid on August 23, 2016.

On May 4, 2016 in the amount of $70,000; maturity on December 31, 2016 and bore interest at 8% per annum.  The full amount of principal and all accrued interest was paid on August 23, 2016.

For the years ended April 30, 2018 and 2017, interest expense on these notes in aggregate was $Nil and $2,093, respectively.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2018

raised a total of $700,000 ($18,000 in fiscal year ended April 30, 2016 and $682,000 in the year ended April 30, 2017).

On October 17, 2017, the Company issued 21,597,698 shares of its common stock to 34 investors pursuant to a private placement of its securities (the “2017 Offering”).  The 2017 Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.10. Each unit consisted of two shares of common stock and one warrants to purchase an additional share of common stock.   The Company raised a total of $1,079,884.

NOTE 9 – WARRANTS

On October 12, 2016, the Company issued 14,000,000 warrants pursuant to the 2016 Offering which entitled the holders thereof to purchase shares of common stock for the price of $0.15 per share.  The term of each warrant is for five years commencing with its issuance date.

On October 31, 2017, the Company issued 10,798,849 warrants pursuant to the 2017 Offering which entitled the holders thereof to purchase shares of common stock for the price of $0.15 per share.  The term of each warrant is for three years commencing with its issuance date.

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2015	1,614,400	$0.23
Issued – October 12, 2015	4,241,000	0.20
Balance outstanding at April 30, 2016	5,855,400	0.21
Issued – October 12, 2016 (Note 8)	14,000,000	0.15
Balance outstanding at April 30, 2017	19,855,400	$0.17
Issued – October 31, 2017 (Note 8)	10,798,849	0.15
Balance outstanding at April 30, 2018	30,654,249	$0.16

The composition of the Company’s warrants outstanding at April 30, 2018 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
July 29, 2014	July 29, 2019	1,614,400	$0.23	1.49
October 12, 2015	October 12, 2020	4,241,000	0.20	2.70
October 12, 2016	October 12, 2021	14,000,000	0.15	3.70
October 31, 2017	October 31, 2020	10,798,849	0.15	2.75
		30,654,249	$0.16	3.11

NOTE 10 - STOCK OPTIONS

Options issued for mining interest

In consideration for mining interests (see Note 4), the Company is obligated to issue stock options to purchase shares of the Company’s common stock based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.  Those costs are capitalized as Mining Interests (Note 4).

The Company estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

	For the years ended April 30,
	2018	2017
Options issued	40,000	25,000
Expected volatility	331.9%	320.9%
Expected term	10 years	10 years

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2018

Risk free rate	2.54%	2.4%
Fair value of options issued	$2,000	$1,875

The following is a summary of the Company’s options issued and outstanding in conjunction with the Longstreet Agreement for the years ended April 30, 2018 and 2017, respectively:

	For the year ended April 30, 2018		For the year ended April 30, 2017
	Options	Price (a)	Options	Price (a)
Beginning balance	400,000	$0.30	375,000	$0.32
Issued	40,000	0.05	25,000	0.08
Exercised	-	-	-	-
Expired	-	-	-	-
Ending balance	440,000	$0.28	400,000	$0.30

(a) Weighted average exercise price.

As of April 30, 2018, the remaining weighted average term of the option grants for mining interest was 4.36 years.

Options issued under the 2011 Stock Option/Restricted Stock Plan

The Company established the 2011 Stock Option/Restricted Stock Plan.  The Stock Option Plan is administered by the Board of Directors and provides for the grant of stock options to eligible individual including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

The Stock Option Plan has a fixed maximum percentage of 10% of the Company’s outstanding shares that are eligible for the plan pool, whereby the number of Shares under the plan increases automatically increases as the total number of shares outstanding increase.  The number of shares subject to the Stock Option Plan and any outstanding awards will be adjusted appropriately by the Board of Directors if the Company’s common stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all of the Company’s assets.

The Stock Option plan also has terms and conditions, including without limitations that the exercise price for stock options granted under the Stock Option Plan must equal the stock’s fair value, based on the closing price per share of common stock, at the time the stock option is granted.  The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes model and commonly utilized assumptions associated with the Black-Scholes methodology.  Options granted under the Plan have a ten-year maximum term and varying vesting periods as determined by the Board.

On October 18, 2016, the Company rescinded 2,696,667 fully vested options previously granted under the Stock Option Plan with a weighted average exercise price of $0.37.  The Company re-issued the options and granted an additional 2,116,333 options to purchase shares of the Company’s common stock, or a total of 4,810,000 options, with an exercise price of $0.06 per share.  The options vested immediately and have a term of 5 years.  The Company accounted for the repricing as a modification of stock option terms.  The incremental fair value of the modified options over the fair value of the original options and the fair value of the new options was $126,562 and was recognized stock-based compensation for the year ended April 30, 2017.

On April 30, 2018, the Board of Directors authorized the grant of 1,400,000 options to purchase shares of common stock of the Company to various directors, officers and consultants.  The options have an exercise price of $0.065 based on the closing price of the Company’s common stock on the date of grant and vest immediately.  The expiration date of the options is April 30, 2023. The fair value of the options was $90,923 and has been recognized as stock-based compensation for the year ended April 30, 2018.  These costs are classified as management and administrative expense

The Company estimated the fair value of these option grants using the Black-Scholes model with the following information and assumptions:

For the years ended April 30,

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2018

	2018	2017
Options issued/re-priced	1,400,000	4,810,000
Expected volatility	296.7%	329.9%
Expected term	5 years	5 years
Risk free rate	2.79%	1.24%
Fair value of options issued/re-priced	$90,923	$126,562

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	For the year ended April 30,
	2018		2017
	Options	Price (a)	Options	Price (a)
Beginning balance	4,810,000	$0.06	2,696,667	$0.37
Issued	1,400,000	0.065	4,810,000	0.06
Exercised	-	-	-	-
Expired/Repriced	-	-	(2,696,667)	(0.37)
Ending balance	6,210,000	$0.06	4,810,000	$0.06

(a) Weighted average exercise price.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of April 30, 2018:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term
October 18, 2016	4,810,000	$0.06	3.47
April 30, 2018	1,400,000	0.065	5.00
Total options	6,210,000	$0.06	3.82

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of April 30, 2018, there was no unrecognized compensation cost related to stock-based options and awards.

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Expiration Date	Options	Weighted Average Exercise Price
Mining interests	April 22, 2019 to January 15, 2025	440,000	$0.28
Stock option plan	October 18, 2021 to April 30, 2023	6,210,000	0.06
Outstanding and exercisable at April 30, 2018		6,650,000	$0.08

The aggregate intrinsic value of all options vested and exercisable at April 30, 2018, was $24,175 based on the Company’s closing price of $0.065 per common share at April 30, 2018.  The Company’s current policy is to issue new shares to satisfy option exercises.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended April 30, 2018 and 2017 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the years ended April 30, 2018 and 2017, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.CONTROLS AND PROCEDURES.

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

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2018, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of April 30, 2018, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

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

Management’s Remediation Initiatives.

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time.  Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company

Management is currently evaluating avenues for mitigating the Company’s internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization.   Since the Company has not generated any significant revenues, the Company is limited in its options for remediation efforts.

Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting during the fiscal year ending April 30, 2018.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred prior to the Company’s most recent financial quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	56	Chairman of the Board
David Segelov	51	President and Director
Kelly Stopher	55	Chief Financial Officer and Corporate Secretary/Treasurer
Paul Coombs	46	Director
Thomas Power	53	Director
Ronald D. Nilson	64	Director

Set forth below is a brief description of the background and business experience of the Company’s officers and directors:

Lindsay E. Gorrill - Chairman

Mr. Lindsay Gorrill is a Chartered Accountant and has university degrees in Finance and Marketing. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Mr. Gorrill has served as a member of the Company’s Board of Directors since July 2007.  Mr. Gorrill currently serves as the Company’s Chairman of the Board and has in the past served as the Company’s President and Treasurer.    Mr. Gorrill previously served on the Board of Directors of JayHawk Energy, Inc. which is quoted via the OTC Markets, and also in the past served as JayHawk Energy, Inc.’s Chairman, President, Chief Executive Officer and Chief Financial Officer.  Mr. Gorrill has also previously served as a member of the Board of Directors of Latera Ventures Corp, a company quoted via the OTC Markets.  He has served in the past, as President, Chief Operating Officer and as a member of the Board of Directors of Berkley Resources Inc., a company listed on the TSX Venture Exchange.  Additionally, since April 2009, Mr. Gorrill has served as President and Chief Executive Officer Canada Fluorspar Inc., a company formerly listed on the TSX Venture Exchange. Mr. Gorrill also previously served as Chief Financial Officer of Canada Fluorpsar, Inc.  He has also been, since September 2009, a member of the Board of Directors of Deer Horn Metals, Inc., a TSX Venture Exchange listed company.

David Segelov – President and Director

Mr David Segelov is a Chartered Financial Analyst (CFA) and has a Masters of Business Administration from Columbia University in New York and also holds a law degree from Sydney University. He is the sole partner of Reverse Swing Capital (“Reverse Swing”) which is a financial consulting firm.  Reverse Swing provides financial analysis of investments and ideas for hedge funds in New York with a primary focus on resource companies (with an expertise in gold investments) in the USA, Australia and Canada. Prior to Reverse Swing Capital, he was analyst at various hedge funds including Para Partners in New York for five years. He holds no executive or management positions with any other public company.  From August 2015 till December 2017, Mr. Segelov  held the position of CFO of Driver Digital Holdings, Inc., a privately held children’s media company based in New York City. He is currently the CFO of Bitpower International Inc., a computer security focused company.

Kelly J. Stopher – Chief Financial Officer and Corporate Secretary/Treasurer

Mr. Kelly Stopher was appointed Chief Financial Officer of the Company on October 20, 2010.  Mr. Stopher has developed strategies to implement financial management systems, internal control policies and procedures, and financial reporting and modeling for small-cap companies.  From March 2010 through September 2010, Mr. Stopher worked for Allied Security. Mr. Stopher worked as a Business Relationship Manager for Wells Fargo Bank, Spokane, WA, from April 2006 through August 2009.  From September 2004 through January 2006, he acted as the CFO of Weldon Barber, Spokane, WA.  From October 2003 through September 2004, he was a sales associate for Kiemle & Hagood Company, in Spokane, WA.  And from January 2001 through March 2003 he worked as an account executive for Aston Business Solutions in Boise, ID.  Prior that Mr. Stopher worked as CFO for Lee Read Jewelers in Boise, ID and spent 5 years in public accounting with Langlow Tolles & Company in Tacoma, WA.  Mr. Stopher also served as Chief Financial Officer and interim President/ Chief Executive Officer for JayHawk Energy, Inc., a company quoted via the OTC Markets.  Mr. Stopher also served on the Board of Directors of Jayhawk Energy, Inc.  Mr. Stopher holds a Bachelors degree from Washington State University in Business Administration - Accounting.

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

TERM OF OFFICE

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of its stockholders or until a replacement is duly elected or until removed from office in accordance with the Company’s Bylaws. The Company’s officers are appointed by the Board of Directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

The Company has no employees.

AUDIT COMMITTEE

Star Gold Corp. is not a listed issuer and as such the Company’s Board of Directors is not required to maintain a separately-designated standing audit committee. However, the Company has voluntarily chosen to establish an audit-committee that consists of directors Lindsay E. Gorrill and Paul Coombs.  Although neither member of the audit committee is independent both have the requisite educational and professional background to be considered as financial experts.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based on the Company’s review it believes that all required reports of Reporting Persons were filed for the year ended April 30, 2018.

ITEM 11.EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company’s named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2018:

Non-Qualified
					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation	All other
	Salary	Bonus (a)	Awards	Awards	Compensation	Earnings	compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Lindsay Gorrill,
Chairman
2018	$ -	$ -	$ -	$ 22,731	$ -	$ -	$ -	$ 22,731
2017	-	-	-	107,976	-	-	-	107,976
2016	-	-	-	-	-	-	-	-

David Segelov, President and director
2018	$ -	$ -	$ -	$ 22,731	$ -	$ -	$ -	$ 22,731
2017	-	-	-	53,988	-	-	-	53,988
2016	-	-	-	-	-	-	-	-

Kelly Stopher, Chief Financial Officer
2018	$ -	$ -	$ -	$ 12,989	$ -	$ -	$ 30,000(a)	$ 42,989
2017	-	-	-	15,590	-	-	30,000(a)	45,590
2016	-	-	-	-	-	-	-	-
Ronald Nilson, Director
2018	$ -	$ -	$ -	$ 9,742	$ -	$ -	$ -	$ 9,742
2017	-	-	-	22,495	-	-	-	22,495
2016	-	-	-	-	-	-	-	-

Paul Coombs, Director
2018	$ -	$ -	$ -	$ 9,742	$ -	$ -	$ -	$ 9,742
2017	-	-	-	28,494	-	-	-	28,494
2016	-	-	-	-	-	-	-	-

Thomas Power, Director
2018	$ -	$ -	$ -	$ 9,742	$ -	$ -	$ -	$ 9,742
2017	-	-	-	22,495	-	-	-	22,495
2016	-	-	-	-	-	-	-	-

(a)Mr. Stopher provides all services typical of an accounting department for a small company.  Mr. Stopher’s firm, Palouse Advisory Partners, LLC, is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2018, the Company did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

None.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The Company has adopted its 2011 Stock Option/Restricted Stock Plan.  See Note 10 for a discussion on the 2011 Plan and issuances of options pursuant to the 2011 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of July 11, 2018 by: (i) each person (including any group) known to it to own more than five percent (5%) of any class of its voting securities, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Lindsay Gorrill Coeur d’Alene, ID (Chairman)	27,550,826	(1) (2) (3) (4)	32.3%	(5)
Common stock	David Segelov Bergenfeld, NJ (President and Director)	2,059,648		2.6%	(6)
Common stock	Kelly Stopher Spokane, WA (Chief Financial Officer)	1,388,810		1.8%	(7)
Common stock	Ronald D. Nilson Post Falls, ID (Director)	3,125,000		4.0%	(8)
Common stock	Paul Coombs St. John’s, Newfoundland, Canada (Director)	3,576,216		4.6%	(9)
Common stock	Thomas Power Hayden, ID (Director)	6,450,000		8.2%	(10)
Common stock	All Directors and Officers as a Group	44,150,500		47.2%	(11)

(1)Includes 18,284,888 common shares held directly by Chairman of the Board of Directors (Direct ownership) of which 3,621,779 common shares are held by the spouse of the Chairman of the Board of Directors

(2)Includes 1,200,000 common shares owned by dependent child (Indirect ownership)

(3)Includes 5,984,000 warrants to purchase common shares held directly in shareholder’s name (Direct ownership) and 800,000 warrants to purchase common shares held in trust for benefit of child (Indirect ownership) = 5,384,000

(4)Direct beneficial ownership = 17,416,826 common shares + 5,984,000 warrants +2,150,000 options = 25,550,826

Indirect beneficial ownership = 1,200,000 common shares + 800,000 warrants = 2,000,000

Total beneficial ownership =25,550,826 Direct + 2,000,000 Indirect = 27,550,826

(5) Gorrill: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 27,550,826 divided by (76,434,424 + 6,784,000 + 2,150,000) = 32.3%

(6)Segelov: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 2,059,648 divided by (76,434,424 +300,000+ 1,250,000) = 2.6%

(7)Stopher: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 1,388,810 divided by (76,434,424 + 0 + 960,000) = 1.8%

(8)Nilson: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 3,125,000 divided by (76,434,424 + 1,000,000 + 525,000) = 4.0%

(9)Coombs: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 3,576,216 divided by (76,434,424 + 1,050,000 + 625,000) = 4.6%

(10)Power: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 6,450,000 divided by (76,434,424 + 2,000,000 + 525,000) = 8.2%

(11)All officers and directors: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 44,150,500 divided by (76,434,424 + 11,134,000 + 6,035,000) = 47.2%

5% STOCKHOLDERS		Amount and Nature of Beneficial Ownership	Percentage of Common Stock
Common stock	Lindsay Gorrill, Coeur d’Alene, ID	27,550,826	32.3%
Common stock	Thomas Power, Hayden, ID	6,450,000	8.2%
Common stock	Joshua H. Landes, New York, NY	5,991,933	7.6%

Notes: Based on 76,434,424 shares of the Company’s common stock issued and outstanding as of July 11, 2018, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2018.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described elsewhere in this report on Form 10-K, none of the following parties has, since the Company’s date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

i.Any of the Company’s directors or officers;

ii.Any person proposed as a nominee for election as a director;

iii.Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company’s outstanding shares of common stock;

iv.Any of the Company’s promoters; and

v.Any relative or spouse of any of the foregoing persons who has the same house as such person.

Director Independence

Quotations for the Company’s common stock are entered via the OTC Markets inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2018 and 2017, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

For the years ended April 30,

	2018	2017
Audit fees	$23,605	$27,114
Tax fees	2.203	2,275
All other fees	-	-
Total audit fees	$25,808	$29,389

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics. (2)

99.1	Property Option Agreement dated January 15, 2010 between Minquest, Inc., and Star Gold Corp.

99.1	Amendment to Longstreet Property Option Agreement dated December 10, 2014 between Minquest, Inc. and Star Gold Corp.

99.1	Amendment to Longstreet Property Option Agreement dated January 5, 2016 between Minquest, Inc. and Star Gold Corp.

99.1	Option and Lease of Water Rights Agreement dated January 19, 2017 between Stone Cabin Company, LLC and Star Gold Corp.

99.1	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.

99.2	Shareholder Letter January 23, 2017

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC, on February 02, 2012, as an exhibit to Form 8-K.
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

STAR GOLD CORP.

Date:	July 25, 2018		/s/ DAVID SEGELOV

		By:	David Segelov
President and Director
(Principal Executive Officer)

Date:	July 25, 2018		/s/ KELLY J. STOPHER

		By:	Kelly J. Stopher
Chief Financial Officer and Corporate Secretary/Treasurer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 25, 2018	By:	/s/ DAVID SEGELOV

President and Director
(Principal Executive Officer)

Date:	July 25, 2018		/s/ KELLY J. STOPHER

		By:	Kelly J. Stopher
Chief Financial Officer and Corporate Secretary/Treasurer
(Principal Financial Officer)