Form 10-Q
period 2018-07-31
Star Gold Corp.
filed 2018-09-14
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]       Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

 For the quarterly period ended July 31, 2018

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [x]

As of September 10, 2018 there were 76,434,424 Shares of issuer’s common stock,  $0.001  par value, issued and outstanding

.

Contents

PART I - FINANCIAL INFORMATION3

ITEM 1. FINANCIAL STATEMENTS3

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.13

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK19

ITEM 4.CONTROLS AND PROCEDURES19

PART II - OTHER INFORMATION20

ITEM 1.LEGAL PROCEEDINGS.20

ITEM 1A.RISK FACTORS.20

ITEM 2.RECENT SALES OF UNREGISTERED SECURITIES.20

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.20

ITEM 4.MINE SAFETY DISCOSURES.20

ITEM 5.OTHER INFORMATION.20

ITEM 6. EXHIBITS.21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR GOLD CORP.

BALANCE SHEETS (UNAUDITED)

	July 31, 2018	April 30, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$756,126	$832,426
Other current assets (NOTE 5)	22,629	22,636
TOTAL CURRENT ASSETS	778,755	855,062
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	426,106	414,522
OTHER ASSETS – NON-CURRENT (NOTE 5)	11,954	15,735
RECLAMATION BOND	21,600	21,600
TOTAL ASSETS	$1,238,415	$1,306,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$158,486	$95,911
TOTAL CURRENT LIABILITIES	158,486	95,911

TOTAL LIABILITIES	158,486	95,911
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 76,434,424 shares issued and outstanding	76,434	76,434
Additional paid-in capital	11,501,613	11,501,613
Accumulated deficit	(10,498,118)	(10,367,039)
TOTAL STOCKHOLDERS’ EQUITY	1,079,929	1,211,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,238,415	$1,306,919

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	July 31, 2018		July 31, 2017
OPERATING EXPENSE
Mineral exploration expense		$24,628		$23,718
Pre-development expense		45,046		43,258
Legal and professional fees		29,895		38,232
Management and administrative		31,452		40,071
Depreciation		416		-
TOTAL OPERATING EXPENSES		131,437		145,279
LOSS FROM OPERATIONS		(131,437)		(145,279)
OTHER INCOME (EXPENSE)
Interest expense		(200)		(187)
Interest income		558		18
TOTAL OTHER INCOME (EXPENSE)		358		(169)
NET LOSS		$(131,079)		$(145,448)
Basic and diluted loss per share	$	Nil	$	Nil
Basic and diluted weighted average number shares outstanding		76,434,424		54,836,726

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	July 31, 2018	July 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(131,079)	$(145,448)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	416	-
Changes in operating assets and liabilities:
Other current assets	7	(63)
Other assets	3,781	1,667
Accounts payable	62,575	61,842
Net cash used by operating activities	(64,300)	(82,002)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Net cash used in investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	-	13,200
Net cash provided by financing activities	-	13,200
Net change in cash and cash equivalents	(76,300)	(80,802)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	832,426	109,380
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$756,126	$28,578

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2018

NOTE 1 - NATURE OF OPERATIONS

Star Gold Corp. (the “Company”) was initially incorporated as Elan Development, Inc., in the State of Nevada on December 8, 2006. The Company was originally organized to explore mineral properties in British Columbia, Canada but the Company is currently focused on gold, silver and other base metal-bearing properties in Nevada.

The Company’s core business consists of assembling and/or acquiring land packages and mining claims the Company believes have potential mining reserves, and expending capital to explore these claims by drilling, and performing geophysical work or other exploration work deemed necessary to move such claims towards development and production.  The business is a high-risk business as there is no guarantee that the Company’s exploration work will ultimately discover or produce any economically viable minerals.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of July 31, 2018, and its results of operations for the three months ended July 31, 2018 and 2017, and cash flows for the three months ended July 31, 2018 and 2017.  The balance sheet at April 30, 2018, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars.  For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and reclamation bonds.  All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at July 31, 2018.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2018

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

At July 31, 2018 and April 30, 2018, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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

Impairment of Long-lived Assets

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2018

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

New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.  There was no impact to the financial statements upon adoption of this update effective May 1, 2018.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.  There was no impact to the financial statements upon adoption of this update effective May 1, 2018.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions.

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

The outstanding securities at July 31, 2018 and 2017 that could have a dilutive effect are as follows:

	July 31, 2018	July 31, 2017
Stock options	6,650,000	5,210,000

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2018

Warrants	30,654,249	19,855,400
TOTAL POSSIBLE DILUTIVE SHARES	37,304,249	25,065,400

For the three months ended July 31, 2018 and 2017, respectively, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive and so are excluded in the diluted EPS.

NOTE 4– EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at July 31, 2018 and April 30, 2018.

	July 31, 2018	April 30, 2018
Equipment	$32,002	$32,002
Less accumulated depreciation	(27,770)	(27,354)
Equipment, net of accumulated depreciation	4,232	4,648
Mining interest - Longstreet	421,874	409,874
TOTAL EQUIPMENT AND MINING INTEREST	$426,106	$414,522

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

For the year ended April 30, 2018, the Company made the annual required payment to the optioner of $35,000 which is included in “Equipment and Mining Interest”.  The Company also issued options to purchase 40,000 shares of common stock with fair value of $2,000 during the year ended April 30, 2018.

For the three months ended July 31, 2018, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property related to the Clifford claims.

The schedule of future annual payments, minimum expenditures and number of stock options to be issued pursuant to the Longstreet Agreement is as follows:

	Required expenditure	Cash payment (1)	Stock options
January 17, 2018 through January 16, 2019	$ 500,000	$40,000	45,000
January 17, 2019 through January 16, 2020	700,000	45,000	50,000
Payment due upon transfer but no later than January 16, 2021	-	85,000	-
TOTAL	$1,200,000	$170,000	95,000

(1)Does not include $12,000 annual advance royalty payment related to Clifford claims.

As of the measurement date of January 16, 2018, the Company had made cumulative allowable expenditures of $2,433,991, a surplus of $83,991 over the required cumulative expenditures of $2,350,000.  As of July 31, 2018, the Company was in compliance with all provisions of the Longstreet Agreement.

NOTE 5 –OTHER ASSETS

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2018

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

The following is a summary of the Company’s Other Assets at July 31, 2018 and April 30, 2018.

	July 31, 2018	April 30, 2018
Option on water rights lease agreements, net	$26,954	$30,735
Prepaid insurance	7,629	7,636
Total	34,583	38,371
Less Other Assets - Current	(22,629)	(22,636)
TOTAL OTHER ASSETS - NON-CURRENT	$11,954	$15,735

NOTE 6– RELATED PARTY TRANSACTIONS

The Company rents its office space from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s former President and current Chairman of the Board of Directors. The lease is on a month-to-month basis as financial resources are available.  The Company currently pays $250 per month plus a proportionate share of utilities and insurance.  For the three months ended July 31, 2018 and 2017, office rent was $750 and $750, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

On October 17, 2017, the Company issued 21,597,698 shares of its common stock and 10,798,849 warrants to purchase common stock to 34 investors pursuant to a private placement of its securities (the “2017 Offering”).  The 2017 Offering consisted of the sale of “units” of the Company’s securities at the per unit price of $0.10. Each unit consisted of two shares of common stock and one warrant to purchase an additional share of common stock at an exercise price of $0.15. The warrants expiration date is October 31, 2020.   The Company raised a total of $1,079,884.

NOTE 8 – WARRANTS

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2017	19,855,400	$0.17
Issued – October 31, 2017 (Note 7)	10,798,849	0.15
Balance outstanding at July 31, 2018 and April 30, 2018	30,654,249	$0.16

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2018

The composition of the Company’s warrants outstanding at July 31, 2018 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
July 29, 2014	July 29, 2019	1,614,400	$0.23	0.99
October 12, 2015	October 12, 2020	4,241,000	0.20	2.20
October 12, 2016	October 12, 2021	14,000,000	0.15	3.20
October 31, 2017	October 31, 2020	10,798,849	0.15	2.25
		30,654,249	$0.16	2.61

NOTE 9 - STOCK OPTIONS

Options issued for mining interest

In consideration for its mining interest (see Note 4), the Company is obligated to issue stock options to purchase shares of the Company’s common stock based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.  Those costs are capitalized as Mining Interest (Note 4). No options were issued for mineral interests during the three months ended July 31, 2018 and 2017.

As of July 31, 2018, the remaining weighted average term of the option grants for mining interest was 4.11 years.   As of July 31, 2018, the weighted average exercise price of the option grants for mining interest was $0.28 per share.

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

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of July 31, 2018, there was no unrecognized compensation cost related to stock-based options and awards. No options were issued under the 2011 Plan during the three months ended July 31, 2018 and 2017.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of July 31, 2018:

Options outstanding and exercisable

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2018

Date of Grant	Shares	Exercise Price	Remaining Term
October 18, 2016	4,810,000	$0.06	3.22
April 30, 2018	1,400,000	0.065	4.75
Total options	6,210,000	$0.06	3.60

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Expiration Date	Options	Weighted Average Exercise Price
Mining interests	April 22, 2019 to January 15, 2025	440,000	$0.28
Stock option plan	October 18, 2021 to April 30, 2023	6,210,000	0.06
Outstanding and exercisable at July 31, 2018		6,650,000	$0.08

The aggregate intrinsic value of all options vested and exercisable at July 31, 2018, was $Nil based on the Company’s closing price of $0.05 per common share at July 31, 2018.  The Company’s current policy is to issue new shares to satisfy option exercises.

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

Any statement that expresses or involves discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or states that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•Risks related to the Company’s properties being in the exploration stage;

•Risks related to the mineral operations being subject to government regulation;

•Risks related to environmental concerns;

•Risks related to the Company’s ability to obtain additional capital to develop the Company’s resources, if any;

•Risks related to mineral exploration and development activities;

•Risks related to mineral estimates;

•Risks related to the Company’s insurance coverage for operating risks;

•Risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;

•Risks related to the competitive industry of mineral exploration;

•Risks related to the title and rights in the Company’s mineral properties;

•Risks related to the possible dilution of the Company’s common stock from additional financing activities;

•Risks related to potential conflicts of interest with the Company’s management;

•Risks related to the Company’s shares of common stock;

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements.  Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of Business” and “Management’s Discussion and Analysis” of this Quarterly Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Star Gold Corp. disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.  The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2018.  The following statements may be forward-looking in nature and actual results may differ materially.

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

The Company will perform basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation).  The Company may enter joint venture agreements with other companies to fund further exploration and/or development work.  It is the Company’s plan to focus on assembling a high-quality group of mid-stage mineral (primarily gold and silver) exploration prospects, using the experience and contacts of the management group.  By such prospects, the Company means properties that have been previously identified by third parties, (including prior owners and/or exploration companies), as mineral prospects with potential for economic mineralization.  Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results.  Accordingly, such acquired projects will have prior exploration history and/or will have strong similarity to a recognized geologic ore deposit model.  Geographic emphasis will be place on the western United States.

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

Portions of the Company’s mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property name	Longstreet
Third parties	Great Basin Resources, Inc. and Clifford
Number of claims	125 (1)
Acres (approx.)	2,500
Agreements/Royalties
Royalties	3% Net Smelter Royalty (“NSR”)
Annual lease payments – total due through 2020	$170,000
Minimum exploration expenditures – total due through 2020	$1,500,000
Stock options – total due through 2020	95,000
Annual advance royalty payment	$12,000

(1) Great Basin Resources, Inc. (“Great Basin”) took assignment from MinQuest, Inc., of the 120 claims which are leased to the Company under the Longstreet Agreement (which was also assigned to Great Basin) (Note 4 of the financial statements contained in Item 1 of this Form 10Q) and Clifford owns 5 claims (also Note 4) which are managed by the Company.

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

Hydrology Study (in progress – dependant on permit to drill water table holes.  Permit application has been filed.)

Geochemical analysis – design of program for submission to State of Nevada (in progress)

Plan of Operations Development (Mine Plan, Civil Engineering Designs)

Assuming the results of the above-referenced studies are favorable, the Company intends to proceed to the preparation of an EIS and plan of operation for the Longstreet project (the “Longstreet Plan”). The eventual objective of the EIS and Longstreet Plan is the issuance, by each governing agency, of the necessary permits to authorize the construction of, and ongoing operations at, an open pit/heap leach mine at the Longstreet Property.

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

RESULTS OF OPERATIONS

	For the three months ended July 31,
	2018	2017	$ Change	% Change
Mineral exploration expense	$24,628	$23,718	$910	3.8%
Pre-development expense	45,046	43,258	1,788	4.1%
Legal and professional fees	29,895	38,232	(8,337)	(21.8%)
Management and administrative	31,452	40,071	(8,619)	(21.5%)
Depreciation	416	-	416	N/A
Other expense (income)	(358)	169	(527)	(311.8)%
NET LOSS	$131,079	$145,448	$(14,369)	(9.9%)

The Company earned no operating revenue in 2018 or 2017 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward exploration and permitting activities at its Longstreet Property.

Total net loss for the three months ended July 31, 2018 of $131,079 decreased by $14,369 from 2017 total net loss of $145,448.

Mineral exploration and consultants’ expense

	For the three months ended July 31,
	2018	2017	$ Change	% Change
Drilling and field work	$804	$-	$804	N/A
Claims	23,824	23,718	106	0.4%
Total mineral exploration and consultants’ expense	$24,628	$23,718	$910	3.8%

Exploration and consultants’ expense for the three months ended July 31, 2018 was $24,628, a increase of $910 from 2017 exploration and consultants’ expense of $23,718. The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit for construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended July 31,
	2018	2017	$ Change	% Change
Flora and fauna contractor	$8,837	$-	$8,837	N/A
Cultural resources and anthropological	-	7,869	(7,869)	(100.0%)
Environmental and permitting services	-	3,842	(3,842)	(100.0%)
Environmental impact and plan of operations	12,013	-	12,013	N/A
Project management	20,415	13,750	6,665	48.5%
Water rights costs	3,781	1,747	2,034	116.4%
Aerial mapping	-	16,050	(16,050)	(100.0%)
Total pre-development expense	$45,046	$43,258	$1,788	4.1%

Pre-development expense for the three months ended July 31, 2018 was $45,046, an increase of $1,788 from 2017 pre-development expense of $43,258.  The Company is currently assembling bids from engineering firms for development of a full Plan of Operations and Mine Schedule for development and eventual submission of an application to permit construction of a heap leach mining operation on the Longstreet property.

Legal and professional fees

	For the three months ended July 31,
	2018	2017	$ Change	% Change
Audit and accounting	$15,000	$15,000	$-	0.0%
Legal fees	2,338	12,675	(10,337)	(81.6%)
Public company expense	12,557	10,557	2,000	18.9%
Total legal and professional fees	$29,895	$38,232	$(8,337)	(21.8%)

There was no change in audit and accounting fees for the three months ended July 31, 2018 compared to the three months ended July 31, 2017.

The primary component of public company expense is the annual fee associated with OTC Markets for the Company’s OTCQB status.  Public company expense increased $2,000 as a result of payment of the annual fee of $12,000.

Legal fees decreased $10,337 from $12,675 for the three months ended July 31, 2017 to $2,338 for the three months ended July 31, 2018, primarily as the result of non-recurring expenses related to preparation of offering documents for the 2017 Offering (Note 7 to the Financial Statements).  There are no pending legal issues or contingencies as of July 31, 2018.

General and administrative expense

	For the three months ended July 31,
	2018	2017	$ Change	% Change
Auto and travel	$7,659	$17,511	$(9,852)	(56.3%)
General administrative and insurance	8,821	8,750	71	0.8%
Management fees and payroll	13,253	11,774	1,479	12.6%
Office and computer expense	631	742	(111)	(15.0%)
Rent and lease expense	750	750	-	0.0%
Telephone and utilities	338	544	(206)	(37.9%)
Total general and administrative	$31,452	$40,071	$(8,619)	(21.5%)

Total general and administrative expense decreased $8,619 to $31,452 compared to 2017 expense of $40,071.

The primary difference was attributable to auto and travel expenses decreasing $9,852 for the three months ended July 31, 2018 compared to the prior three months ended April 30, 2017.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	July 31, 2018	April 30, 2018
Current assets	$778,755	$855,062
Current liabilities	158,486	95,911
Working capital (deficit)	$620,269	$759,151

	For the three months ended
CASH FLOWS	July 31, 2018	July 31, 2017
Cash flow used by operating activities	$(64,300)	$(82,002)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	-	13,200
Net decrease in cash during period	$(76,300)	$(80,802)

As of July 31, 2018, the Company had cash on hand of $756,126.  Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended July 31, 2018 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

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

ITEM 1A.RISK FACTORS.

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2018 which was filed with the SEC on July 31, 2018.

ITEM 2.RECENT SALES OF UNREGISTERED SECURITIES.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.MINE SAFETY DISCOSURES.

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

ITEM 5.OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics. (2)

99.1	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.

99.2	Shareholder Letter January 23, 2017

99.2	Shareholder Letter March 20, 2018

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC, on February 02, 2012, as an exhibit to Form 8-K.
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

STAR GOLD CORP.

Date:	September 12, 2018	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	September 12, 2018		/s/ KELLY J. STOPHER
		By:	Kelly J. Stopher
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

Date: September 12, 2018

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

Date: September 12, 2018

/s/ KELLY J. STOPHER
Kelly J. Stopher Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Star Gold Corp. a Nevada corporation (the "Company") on Form 10-Q for the period ending July 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David Segelov, Principal Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ David Segelov
David Segelov President & Principal Executive Officer September 12, 2018

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Star Gold Corp. a Nevada corporation (the "Company") on Form 10-Q for the period ending July 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kelly J. Stopher, Principal Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Kelly J. Stopher
Kelly J. Stopher Principal Accounting Officer September 12, 2018