Form 10-Q
period 2018-10-31
Star Gold Corp.
filed 2018-12-17
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]       Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

 For the quarterly period ended October 31, 2018

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [x]

As of December 12, 2018 there were 77,394,841 Shares of issuer’s common stock,  $0.001  par value, issued and outstanding

.

Contents

PART I - FINANCIAL INFORMATION3

ITEM 1. FINANCIAL STATEMENTS3

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.13

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK21

ITEM 4.CONTROLS AND PROCEDURES21

PART II - OTHER INFORMATION21

ITEM 1.LEGAL PROCEEDINGS.21

ITEM 1A.RISK FACTORS.21

ITEM 2.RECENT SALES OF UNREGISTERED SECURITIES.21

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.21

ITEM 4.MINE SAFETY DISCOSURES.22

ITEM 5.OTHER INFORMATION.22

ITEM 6. EXHIBITS.22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR GOLD CORP.

BALANCE SHEETS (UNAUDITED)

	October 31, 2018	April 30, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$602,063	$832,426
Other current assets (NOTE 5)	18,841	22,636
TOTAL CURRENT ASSETS	620,904	855,062
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	425,690	414,522
OTHER ASSETS – NON-CURRENT (NOTE 5)	11,954	15,735
RECLAMATION BOND	21,600	21,600
TOTAL ASSETS	$1,080,148	$1,306,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,518	$95,911
TOTAL CURRENT LIABILITIES	27,518	95,911
TOTAL LIABILITIES	27,518	95,911
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 77,394,841 and 76,434,424 shares issued and outstanding, respectively	77,395	76,434
Additional paid-in capital	11,558,277	11,501,613
Accumulated deficit	(10,583,042)	(10,367,039)
TOTAL STOCKHOLDERS’ EQUITY	1,052,630	1,211,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,080,148	$1,306,919

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended October 31,		Nine months ended October 31,
	2018	2017	2018	2017
OPERATING EXPENSE
Mineral exploration expense	$(4,714)	$1,583	$19,914	$25,301
Pre-development expense	45,766	11,581	90,812	54,839
Legal and professional fees	5,357	15,208	35,252	53,440
Management and administrative	38,490	36,005	69,942	76,076
Depreciation	416	-	832	-
TOTAL OPERATING EXPENSES	85,315	64,377	216,752	209,656
LOSS FROM OPERATIONS	(85,315)	(64,377)	(216,752)	(209,656)
OTHER INCOME (EXPENSE)
Interest expense	(200)	(188)	(400)	(375)
Interest income	591	95	1,149	113
TOTAL OTHER INCOME (EXPENSE)	391	(93)	749	(262)
NET LOSS	$(84,924)	$(64,470)	$(216,003)	$(209,918)
Basic and diluted loss per share	Nil	Nil	Nil	Nil
Basic and diluted weighted average number shares outstanding	76,483,930	54,836,726	76,459,832	54,836,726

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	October 31, 2018	October 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(216,003)	$(209,918)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	832	-
Changes in operating assets and liabilities:
Other current assets	3,795	(8,458)
Other assets	3,781	(12,063)
Accounts payable	(10,768)	(25,230)
Net cash used by operating activities	(218,363)	(205,209)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Net cash used in investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	-	1,069,884
Net cash provided by financing activities	-	1,069,884
Net change in cash and cash equivalents	(230,363)	852,675
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	832,426	109,380
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$602,063	$962,055

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for account payable	$57,625	$-

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of October 31, 2018, and its results of operations for the three and six months ended October 31, 2018 and 2017, and cash flows for the six months ended October 31, 2018 and 2017.  The balance sheet at April 30, 2018, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars.  For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and reclamation bonds.  All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2018.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

At October 31, 2018 and April 30, 2018, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.  There was no impact to the financial statements upon adoption of this update effective May 1, 2018.

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

The outstanding securities at October 31, 2018 and 2017 that could have a dilutive effect are as follows:

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2018

	October 31, 2018	October 31, 2017
Stock options	6,650,000	5,210,000
Warrants	30,654,249	30,654,249
TOTAL POSSIBLE DILUTIVE SHARES	37,304,249	35,864,249

For the six months ended October 31, 2018 and 2017, respectively, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive and so are excluded in the diluted EPS.

NOTE 4– EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at October 31, 2018 and April 30, 2018.

	October 31, 2018	April 30, 2018
Equipment	$32,002	$32,002
Less accumulated depreciation	(28,186)	(27,354)
Equipment, net of accumulated depreciation	3,816	4,648
Mining interest - Longstreet	421,874	409,874
TOTAL EQUIPMENT AND MINING INTEREST	$425,690	$414,522

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

For the six months ended October 31, 2018, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property related to the Clifford claims.

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

As of the measurement date of January 16, 2018, the Company had made cumulative allowable expenditures of $2,433,991, a

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2018

surplus of $83,991 over the required cumulative expenditures of $2,350,000.  As of October 31, 2018, the Company was in compliance with all provisions of the Longstreet Agreement.

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

The following is a summary of the Company’s Other Assets at October 31, 2018 and April 30, 2018.

	October 31, 2018	April 30, 2018
Option on water rights lease agreements, net	$23,174	$30,735
Prepaid insurance	7,621	7,636
Total	30,795	38,371
Less Other Assets - Current	(18,841)	(22,636)
TOTAL OTHER ASSETS - NON-CURRENT	$11,954	$15,735

NOTE 6– RELATED PARTY TRANSACTIONS

The Company rents its office space from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s former President and current Chairman of the Board of Directors. The lease is on a month-to-month basis as financial resources are available.  The Company currently pays $250 per month plus a proportionate share of utilities and insurance.  For the three months ended October 31, 2018 and 2017, office rent was $750 and $750, respectively. For the six months ended October 31, 2018 and 2017, office rent was $1,500 and $1,500, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

On October 26, 2018, the Company issued 960,417 shares of its common stock in lieu of cash payment for accounts payable.  The value of the shares issued was $57,625, based on a price of $0.06 per share which approximated fair value on the date of issuance.

NOTE 8 – WARRANTS

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2017	19,855,400	$0.17
Issued – October 31, 2017 (Note 7)	10,798,849	0.15
Balance outstanding at October 31, 2018 and April 30, 2018	30,654,249	$0.16

The composition of the Company’s warrants outstanding at October 31, 2018 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
July 29, 2014	July 29, 2019	1,614,400	$0.23	0.74
October 12, 2015	October 12, 2020	4,241,000	0.20	1.95
October 12, 2016	October 12, 2021	14,000,000	0.15	2.95
October 31, 2017	October 31, 2020	10,798,849	0.15	2.00
		30,654,249	$0.16	2.36

NOTE 9 - STOCK OPTIONS

Options issued for mining interest

In consideration for its mining interest (see Note 4), the Company is obligated to issue stock options to purchase shares of the Company’s common stock based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.  Those costs are capitalized as Mining Interest (Note 4). No options were issued for mineral interests during the six months ended October 31, 2018 and 2017.

As of October 31, 2018, the remaining weighted average term of the option grants for mining interest was 3.86 years.   As of October 31, 2018, the weighted average exercise price of the option grants for mining interest was $0.28 per share.

Options issued under the 2011 Stock Option/Restricted Stock Plan

The Company established the 2011 Stock Option/Restricted Stock Plan.  The Stock Option Plan is administered by the Board of Directors and provides for the grant of stock options to eligible individuals including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

The Stock Option Plan has a fixed maximum percentage of 10% of the Company’s outstanding shares that are eligible for the plan pool, whereby the number of Shares under the plan increases automatically as the total number of issued and outstanding shares of the Company’s common stock increases.  The number of shares subject to the Stock Option Plan and any outstanding awards will be adjusted appropriately by the Board of Directors if the Company’s common stock is affected through a

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2018

reorganization, merger, consolidation, recapitalization, restructuring, reclassification dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all of the Company’s assets.

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

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of October 31, 2018, there was no unrecognized compensation cost related to stock-based options and awards. No options were issued under the 2011 Plan during the six months ended October 31, 2018 and 2017.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of October 31, 2018:

	Options outstanding and exercisable
Date of Grant	Shares	Exercise Price	Remaining Term
October 18, 2016	4,810,000	$0.06	2.97
April 30, 2018	1,400,000	0.065	4.50
Total options	6,210,000	$0.06	3.31

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Expiration Date	Options	Weighted Average Exercise Price
Mining interests	April 22, 2019 to January 15, 2025	440,000	$0.28
Stock option plan	October 18, 2021 to April 30, 2023	6,210,000	0.06
Outstanding and exercisable at October 31, 2018		6,650,000	$0.08

The aggregate intrinsic value of all options vested and exercisable at October 31, 2018 was $Nil based on the Company’s closing price of $0.06 per common share at October 31, 2018.  The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 10 – SUBSEQUENT EVENTS

On December 4, 2018, the Longstreet Property Option Agreement (Note 4) was amended, changing future measurement dates for required expenditures from January 16, 2019 and January 16, 2020 to August 31, 2019 and August 31, 2020, respectively.  All other terms, payments and provisions of the Longstreet Property Option Agreement remain unchanged.

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

During the year ended April 30, 2018, the Company completed the following:

Wildlife and Biological Baseline Study (WBS)

Cultural and Archeology Study

For the upcoming fiscal year ending April 30, 2019, the Company plans to commence or continue the following activities as it prepares the Environmental Impact Statement (“EIS”) on the Longstreet Project:

Part 2 of a Raptor Study began in early May 2018 as a two-year study is required;

Hydrology Study (in progress – dependant on permit to drill water table holes.  Permit application has been filed.);

Geochemical analysis – design of program for submission to State of Nevada (in progress); and

Plan of Operations Development (Mine Plan, Civil Engineering Designs).

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

The Company anticipates all of the aforementioned tasks to be completed by mid 2019, with the EIS prepared in late 2019.

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

RESULTS OF OPERATIONS

	For the three months ended October 31,
	2018	2017	$ Change	% Change
Mineral exploration expense	$(4,714)	$1,583	$(6,297)	(397.8%)
Pre-development expense	45,766	11,581	34,185	295.2%
Legal and professional fees	5,357	15,208	(9,851)	(64.8%)
Management and administrative	38,490	36,005	2,485	6.9%
Depreciation	416	-	416	N/A
Interest expense	200	188	12	6.4%
Interest (income)	(591)	(95)	(496)	522.1%
NET LOSS	$84,924	$64,470	$20,454	31.7%

	For the six months ended October 31,
	2018	2017	$ Change	% Change
Mineral exploration expense	$19,914	$25,301	$(5,387)	(21.3%)
Pre-development expense	90,812	54,839	35,973	65.6%
Legal and professional fees	35,252	53,440	(18,188)	(34.0%)
Management and administrative	69,942	76,076	(6,134)	(8.1%)
Depreciation	832	-	832	N/A
Interest expense	400	375	25	6.7%
Interest (income)	(1,149)	(113)	(1,036)	916.8%
NET LOSS	$216,003	$209,918	$6,085	2.9%

The Company earned no operating revenue in 2018 or 2017 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward exploration and permitting activities at its Longstreet Property.

Total net loss for the three months ended October 31, 2018 of $84,924 increased by $20,454 from 2017 total net loss of $64,470.  Total loss for the six months ended October 31, 2018 of $216,003 increased by $6,085 from 2017 total net loss of $209,918.

Mineral exploration and consultants’ expense

	For the three months ended October 31,
	2018	2017	$ Change	% Change
Drilling and field work	$(4,714)	$1,583	(6,297)	(397.8%)
Total mineral exploration and consultants’ expense	$(4,714)	$1,583	(6,297)	(397.8%)

	For the six months ended October 31,
	2018	2017	$ Change	% Change
Drilling and field work	$(3,910)	1,583	(5,493)	(347.0%)
Claims	23,824	23,718	106	0.4%
Total mineral exploration and consultants’ expense	$19,914	25,301	(5,387)	(21.3%)

Exploration and consultants’ expense for the three months ended October 31, 2018 was $(4,714) a decrease of $6,297 from 2017 exploration and consultants’ expense of $1,583. During the three months ended October 31, 2018, the Company received a refund of a reclamation bond for $5,479 which had previously been expensed.   For the six months ended October 31, 2018, exploration and consultants’ expense was $19,914, a decrease of $5,387 from the prior period ended October 31, 2017.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit for construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended October 31,
	2018	2017	$ Change	% Change
Flora and fauna contractor	$-	-	-	-
Cultural resources and anthropological	1,096	-	1,096	N/A
Environmental and permitting services	-	-	-	N/A
Environmental impact and plan of operations	21,057	893	20,164	2258.0%
Project management	19,832	7,750	12,082	155.9%
Water rights costs	3,781	2,938	843	28.7%
Aerial mapping	-	-	-	N/A
Total pre-development expense	$45,766	11,581	34,185	295.2%

	For the six months ended October 31,
	2018	2017	$ Change	% Change
Flora and fauna contractor	$8,837	-	8,837	N/A
Cultural resources and anthropological	1,096	7,869	(6,773)	(86.1%)
Environmental and permitting services	-	3,842	(3,842)	(100.0%)
Environmental impact and plan of operations	33,070	893	32,177	3603.2%
Project management	40,247	21,500	18,747	87.2%
Water rights costs	7,562	4,685	2,877	61.4%

Aerial mapping	-	16,050	(16,050)	(100.0%)
Total pre-development expense	$90,812	54,839	35,973	65.6%

Pre-development expense for the three months ended October 31, 2018 was $45,766, an increase of $34,185 from 2017 pre-development expense of $11,581.  The Company is currently assembling bids from engineering firms for development of a full Plan of Operations and Mine Schedule for development and eventual submission of an application to permit construction of a heap leach mining operation on the Longstreet property.

Legal and professional fees

	For the three months ended October 31,
	2018	2017	$ Change	% Change
Audit and accounting	$3,000	3,013	(13)	(0.4%)
Legal fees	1,925	6,838	(4,913)	(71.8%)
Public company expense	432	5,357	(4,925)	(91.9%)
Total legal and professional fees	$5,357	15,208	(9,851)	(64.8%)

	For the six months ended October 31,
	2018	2017	$ Change	% Change
Audit and accounting	$18,000	18,013	(13)	(0.1%)
Legal fees	4,263	19,513	(15,250)	(78.2%)
Public company expense	12,989	15,914	(2,925)	(18.4%)
Total legal and professional fees	$35,252	53,440	(18,188)	(34.0%)

Audit and accounting fees for the three months ended October 31, 2018 remained essentially unchanged compared to the three and six months ended October 31, 2017.

The primary component of public company expense is the annual fee associated with OTC Markets for the Company’s OTCQB status.  Public company expense decreased $4,925 and $2,925, respectively for the three and six months ended October 31,2018 compared to October 31, 2017.

Legal fees decreased $4,913 and $15,250 from the three and six months ended October 31, 2017, respectively, to $1,925 and $4,263 for the three and six months ended October 31, 2018, respectively.  The decrease in legal fees is primarily as the result of non-recurring expenses related to preparation of offering documents for the 2017 Offering (Note 7 to the Financial Statements).  There are no pending legal issues or contingencies as of October 31, 2018.

General and administrative expense

	For the three months ended October 31,
	2018	2017	$ Change	% Change
Auto and travel	$13,091	13,201	(110)	(0.8%)
General administrative and insurance	8,819	8,750	69	0.8%
Management fees and payroll	13,253	11,774	1,479	12.6%
Office and computer expense	2,320	1,043	1,277	122.4%
Rent and lease expense	750	750	-	0.0%
Telephone and utilities	257	487	(230)	(47.2%)
Total general and administrative	$38,490	36,005	2,485	6.9%

	For the six months ended October 31,
	2018	2017	$ Change	% Change
Auto and travel	$20,750	$30,712	$(9,962)	(32.4%)
General administrative and insurance	17,640	17,500	140	0.8%
Management fees and payroll	26,506	23,548	2,958	12.6%
Office and computer expense	2,951	1,785	1,166	65.3%
Rent and lease expense	1,500	1,500	-	0.0%
Telephone and utilities	595	1,031	(436)	(42.3%)
Total general and administrative	$69,942	$76,076	$(6,134)	(8.1%)

Total general and administrative expense increased $2,485 for the three months ended October 31, 2018 to $38,490 compared to $36,005 for the three months ended October 31, 2017.  Total general and administrative expense decreased $6,134 to $69,942 for the six months ended October 31, 2018 compared to $76,076 for the six months ended October 31, 2017.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	October 31, 2018	April 30, 2018
Current assets	$620,904	$855,062
Current liabilities	27,518	95,911
Working capital	$593,386	$759,151

	For the six months ended
CASH FLOWS	October 31, 2018	October 31, 2017
Cash flow used by operating activities	$(218,263)	(205,209)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	-	1,069,884
Net increase (decrease) in cash during period	$(230,363)	852,675

As of October 31, 2018, the Company had cash on hand of $602,063.  Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

ITEM 4.CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the President and Principal Executive Officer ("PEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PAO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended October 31, 2018 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 5.OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits

99.1	Amendment to Longstreet Property Option Agreement dated December 4, 2018 between Great Basin Resources, Inc.. and Star Gold Corp.

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

STAR GOLD CORP.

Date:	December 12, 2018	By:	/s/ DAVID SEGELOV
Principal Executive Officer

Date:	December 12, 2018		/s/ KELLY J. STOPHER
		By:	Kelly J. Stopher
Principal Accounting Officer

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

Date: December 12, 2018

/s/ David Segelov
David Segelov Principal Executive Officer

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

Date: December 12, 2018

/s/ KELLY J. STOPHER
Kelly J. Stopher Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Star Gold Corp. a Nevada corporation (the "Company") on Form 10-Q for the period ending October 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David Segelov, Principal Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ David Segelov
David Segelov Principal Executive Officer December 12, 2018

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Star Gold Corp. a Nevada corporation (the "Company") on Form 10-Q for the period ending October 31, 2018, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kelly J. Stopher, Principal Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Kelly J. Stopher
Kelly J. Stopher Principal Accounting Officer December 12, 2018