Form 10-Q
period 2019-01-31
Star Gold Corp.
filed 2019-03-11
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]       Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

 For the quarterly period ended January 31, 2019

        ☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52711

 STAR GOLD CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
PO Box 2227 Coeur d'Alene, Idaho (Address of principal executive office)	83816 (Postal Code)
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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [x]

As of March 8, 2019 there were 77,394,841 Shares of issuer’s common stock,  $0.001  par value, issued and outstanding

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

ITEM 1.LEGAL PROCEEDINGS.21

ITEM 1A.RISK FACTORS.21

ITEM 2.RECENT SALES OF UNREGISTERED SECURITIES.21

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.21

ITEM 4.MINE SAFETY DISCOSURES.22

ITEM 5.OTHER INFORMATION.22

ITEM 6. EXHIBITS.22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STAR GOLD CORP.

BALANCE SHEETS (UNAUDITED)

	January 31, 2019	April 30, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$488,527	$832,426
Other current assets (NOTE 5)	19,116	22,636
TOTAL CURRENT ASSETS	507,643	855,062
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	467,523	414,522
OTHER ASSETS – NON-CURRENT (NOTE 5)	4,886	15,735
RECLAMATION BOND	21,600	21,600
TOTAL ASSETS	$1,001,652	$1,306,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,898	$95,911
TOTAL CURRENT LIABILITIES	4,898	95,911
TOTAL LIABILITIES	4,898	95,911
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding		-
Common Stock, $.001 par value; 300,000,000 shares authorized; 77,394,841 and 76,434,424 shares issued and outstanding, respectively	77,395	76,434
Additional paid-in capital	11,560,527	11,501,613
Accumulated deficit	(10,641,168)	(10,367,039)
TOTAL STOCKHOLDERS’ EQUITY	996,754	1,211,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,001,652	$1,306,919

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended January 31,		Nine months ended January 31,
	2019	2018	2019	2018
OPERATING EXPENSE
Mineral exploration expense	$1,383	$2,592	$21,297	$27,893
Pre-development expense	8,994	20,227	99,806	75,066
Legal and professional fees	19.768	11,667	55,020	65,107
Management and administrative	27,968	25,954	97,909	102,030
Depreciation	416	-	1,249	-
TOTAL OPERATING EXPENSES	58,529	60,440	275,281	270,096
LOSS FROM OPERATIONS	(58,529)	(60,440)	(275,281)	(270,096)
OTHER INCOME (EXPENSE)
Interest expense	(200)	(187)	(600)	(562)
Interest income	603	290	1,752	403
TOTAL OTHER INCOME (EXPENSE)	403	103	1,152	(159)
NET LOSS	$(58,126)	$(60,337)	$(274,129)	$(270,255)
Basic and diluted loss per share	Nil	Nil	Nil	Nil
Basic and diluted weighted average number shares outstanding	77,394,841	76,434,424	76,771,962	62,035,959

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	January 31, 2019	January 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(274,129)	$(270,255)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	1,249	-
Changes in operating assets and liabilities:
Other current assets	3,520	(5,521)
Other assets	10,849	(8,282)
Accounts payable	(33,388)	32,804
Net cash used by operating activities	(291,899)	(251,254)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(52,000)	(47,000)
Net cash used in investing activities	(52,000)	(47,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	-	1,079,884
Net cash provided by financing activities	-	1,079,884
Net change in cash and cash equivalents	(343,899)	781,630
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	832,426	109,380
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$488,527	$891,010

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for account payable	$57,625	$-
Options issued for mining interest	2,250	2,000

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2019

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of January 31, 2019, and its results of operations for the three and nine months ended January 31, 2019 and 2018, and cash flows for the nine months ended January 31, 2019 and 2018.  The balance sheet at April 30, 2018, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars.  For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and reclamation bonds.  All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at January 31, 2019.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2019

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

At January 31, 2019 and April 30, 2018, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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

JANUARY 31, 2019

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

Reclassifications

Certain reclassifications have been made to the 2018 financial statements in order to conform to the 2019 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

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

The outstanding securities at January 31, 2019 and 2018 that could have a dilutive effect are as follows:

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2019

	January 31, 2019	January 31, 2018
Stock options	6,695,000	5,210,000
Warrants	30,654,249	30,654,249
TOTAL POSSIBLE DILUTIVE SHARES	37,349,249	35,864,249

For the nine months ended January 31, 2019 and 2018, respectively, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive and so are excluded in the diluted EPS.

NOTE 4– EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at January 31, 2019 and April 30, 2018.

	January 31, 2019	April 30, 2018
Equipment	$32,002	$32,002
Less accumulated depreciation	(28,603)	(27,354)
Equipment, net of accumulated depreciation	3,399	4,648
Mining interest - Longstreet	464,124	409,874
TOTAL EQUIPMENT AND MINING INTEREST	$467,523	$414,522

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

On December 4, 2018 the Company amended the Longstreet Agreement to change the due date of certain expenditures required by that agreement (the “Amendment”). The Amendment extends the due date of the 2019 expenditures from January 16, 2019 to August 31, 2019 and also extends the due date of the 2020 expenditures from January 16, 2020 to August 31, 2020. No other provisions of the Longstreet Agreement, as previously amended, were affected by the Amendment.

In addition, the Company is obligated, pursuant to the Longstreet Agreement, to pay an annual advance royalty payment of $12,000 related to the Clifford claims.  The Longstreet Agreement obligates the Company to make at least a set forth minimum amount expenditures to be spent on the property.  All allowable expenditures in excess of the required annual expenditures are carried-over and applied to the subsequent year’s required expenditure.

For the year ended April 30, 2018, the Company made the annual required payment to the optioner of $35,000 which is included in “Equipment and Mining Interest”.  The Company also issued options to purchase 40,000 shares of common stock with fair value of $2,000 during the year ended April 30, 2018.

For the nine months ended January 31, 2019, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property related to the Clifford claims. The Company also paid the annual required payment of $40,000 to the optioner which is included in “Equipment and Mining Interest”.  The Company also issued options to purchase 45,000 shares of common stock with a fair value of $2,250 for the nine months ended January 31, 2019.

The schedules of future minimum required expenditures, annual payments, and number of stock options to be issued pursuant to the Longstreet Agreement are as follows:

Required expenditure
January 17, 2018 through August 31, 2019	$500,000
September 1, 2019 through August 31, 2020	700,000

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2019

TOTAL	$1,200,000

	Cash payment (1)	Stock options
January 16, 2020	45,000	50,000
Payment due upon transfer but no later than January 16, 2021	85,000	-
TOTAL	$130,000	50,000

(1)Does not include $12,000 annual advance royalty payment related to Clifford claims.

As of January 31, 2019, the Company was in compliance with all provisions of the Longstreet Agreement.

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

The following is a summary of the Company’s Other Assets at January 31, 2019 and April 30, 2018.

	January 31, 2019	April 30, 2018
Option on water rights lease agreements, net	$19,393	$30,735
Prepaid insurance	4,609	7,636
Total	24,002	38,371
Less Other Assets - Current	(19,116)	(22,636)
TOTAL OTHER ASSETS - NON-CURRENT	$4,886	$15,735

NOTE 6– RELATED PARTY TRANSACTIONS

The Company rented office space from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s former President and current Chairman of the Board of Directors. The lease was on a month-to-month basis as financial resources were available.  The Company terminated the lease effective November 1, 2018.  For the nine months ended January 31, 2019 and 2018, office rent was $1,500 and $1,500, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2019

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

NOTE 8 – WARRANTS

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2017	19,855,400	$0.17
Issued – October 31, 2017 (Note 7)	10,798,849	0.15
Balance outstanding at January 31, 2019 and April 30, 2018	30,654,249	$0.16

The composition of the Company’s warrants outstanding at January 31, 2019 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
July 29, 2014	July 29, 2019	1,614,400	$0.23	0.49
October 12, 2015	October 12, 2020	4,241,000	0.20	1.70
October 12, 2016	October 12, 2021	14,000,000	0.15	2.70
October 31, 2017	October 31, 2020	10,798,849	0.15	1.75
		30,654,249	$0.16	2.11

NOTE 9 - STOCK OPTIONS

Options issued for mining interest

In consideration for its mining interest (see Note 4), the Company is obligated to issue stock options to purchase shares of the Company’s common stock based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates.  Those costs are capitalized as Mining Interest (Note 4). On January 16, 2019, the Company issued 45,000 stock options with an exercise price of $0.05 per share and a term of 10 years.  The Black-Scholes inputs for the stock options were as follows:  Volatility – 336.6%, Risk-free rate – 2.73%, Share Price - $0.05.

As of January 31, 2019, the remaining weighted average term of the option grants for mining interest was 4.20 years.   As of January 31, 2019, the weighted average exercise price of the option grants for mining interest was $0.26 per share.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2019

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

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of January 31, 2019, there was no unrecognized compensation cost related to stock-based options and awards. No options were issued under the 2011 Plan during the three and nine months ended January 31, 2019.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of January 31, 2019:

	Options outstanding and exercisable
Date of Grant	Shares	Exercise Price	Remaining Term
October 18, 2016	4,810,000	$0.06	2.72
April 30, 2018	1,400,000	0.065	4.25
Total options	6,210,000	$0.06	3.06

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Expiration Date	Options	Weighted Average Exercise Price
Mining interests	April 22, 2019 to January 15, 2029	485,000	$0.26
Stock option plan	October 18, 2021 to April 30, 2023	6,210,000	0.06
Outstanding and exercisable at January 31, 2019		6,695,000	$0.07

The aggregate intrinsic value of all options vested and exercisable at January 31, 2019 was $Nil based on the Company’s closing price of $0.05 per common share at January 31, 2019.  The Company’s current policy is to issue new shares to satisfy option exercises.

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

Portions of the Company’s mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property name	Longstreet
Third parties	Great Basin Resources, Inc. and Clifford
Number of claims	125 (1)
Acres (approx.)	2,500
Agreements/Royalties
Royalties	3% Net Smelter Royalty (“NSR”)
Annual lease payments – total due through 2021	$170,000
Minimum exploration expenditures – total due through 2020	$1,500,000
Stock options – total due through 2020	95,000
Annual advance royalty payment	$12,000

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

Office and Other Facilities

Star Gold Corp. currently maintains operates via a virtual office environment through its officers located in West Bergenfeld, NJ,  Coeur d’Alene, ID and Spokane, WA respectively. The telephone number is (208) 664-5066.  Star Gold Corp. does not currently own title to any real property

Employees

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

PLAN OF OPERATION

During the year ended April 30, 2018, the Company completed the following:

Wildlife and Biological Baseline Study (WBS)

Cultural and Archeology Study

For the fiscal year ending April 30, 2019, the Company plans to commence or continue the following activities as it prepares the Environmental Impact Statement (“EIS”) on the Longstreet Project:

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

The Company anticipates all of the aforementioned tasks to be completed by mid 2020, with the EIS prepared in late 2020.

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

RESULTS OF OPERATIONS

	For the three months ended January 31,
	2019	2018	$ Change	% Change
Mineral exploration expense	$1,383	$2,592	$(1,209)	(46.6%)
Pre-development expense	8,994	20,227	(11,233)	(55.5%)
Legal and professional fees	19,768	11,667	8,101	69.4%
Management and administrative	27,968	25,954	2,014	7.8%
Depreciation	416	-	416	N/A
Interest expense	200	187	13	7.0%
Interest (income)	(603)	(290)	(313)	107.9%
NET LOSS	$58,126	$60,337	$(2,211)	(3.7%)

	For the nine months ended January 31,
	2019	2018	$ Change	% Change
Mineral exploration expense	$21,297	$27,893	$(6,596)	(23.6%)
Pre-development expense	99,806	75,066	24,740	33.0%
Legal and professional fees	55,020	65,107	(10,087)	(15.5%)
Management and administrative	97,909	102,030	(4,121)	(4.0%)
Depreciation	1,249	-	1,249	N/A
Interest expense	600	562	38	6.8%
Interest (income)	(1,752)	(403)	(1,349)	334.7%
NET LOSS	$274,129	$270,255	$3,874	1.4%

The Company earned no operating revenue in 2019 or 2018 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward exploration and permitting activities at its Longstreet Property.

Total net loss for the three months ended January 31, 2019 of $58,126 decreased by $2,211 from 2018 total net loss of $60,337.  Total loss for the nine months ended January 31, 2019 of $274,129 increased by $3,874 from 2018 total net loss of $270,255.

Mineral exploration and consultants’ expense

	For the three months ended January 31,
	2019	2018	$ Change	% Change
Drilling and field work	$1,383	$2,592	$(1,209)	(46.6%)
Total mineral exploration expense	$1,383	$2,592	$(1,209)	(46.6%)

	For the nine months ended January 31,
	2019	2018	$ Change	% Change
Drilling and field work	$(2,527)	$3,375	$(5,902)	(174.9%)
Technical consultants	-	800	(800)	(100.0%)
Claims	23,824	23,718	106	0.4%
Total mineral exploration expense	$21,297	$27,893	$(6,596)	(23.6%)

Mineral exploration expense for the three months ended January 31, 2019 was $1,383 a decrease of $1,209 from 2018 mineral exploration expense of $2,592. For the nine months ended January 31, 2019, mineral exploration expense was $21,297, a decrease of $6,596 from the prior period ended January 31, 2018.  During the nine months ended January 31, 2019, the Company received a refund of a reclamation bond for $5,479 which had previously been expensed.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit for construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended January 31,
	2019	2018	$ Change	% Change
Environmental and permitting services	$-	$251	$(251)	(100.0%)
Environmental impact and plan of operations	5,651	8,070	(2,419)	(30.0%)
Project management	(438)	8,125	(8,563)	(105.4%)
Water rights costs	3,781	3,781	-	0.0%
Aerial mapping	-	-	-	N/A
Total pre-development expense	$8,994	$20,227	$(11,233)	(55.5%)

	For the nine months ended January 31,
	2019	2018	$ Change	% Change
Flora and fauna contractor	$8,837	$-	$8,837	N/A
Cultural resources and anthropological	1,096	7,869	(6,773)	(86.1%)
Environmental and permitting services	-	4,093	(4,093)	(100.0%)
Environmental impact and plan of operations	38,721	8,963	29,758	332.0%
Project management	39,809	29,625	10,184	34.4%
Water rights costs	11,343	8,466	2,877	34.0%
Aerial mapping	-	16,050	(16,050)	(100.0%)
Total pre-development expense	$99,806	$75,066	$24,740	33.0%

Pre-development expense for the three months ended January 31, 2019 was $8,994, a decrease of $11,233 from 2018 pre-

development expense of $20,227.   The Company is currently assembling bids from engineering firms for development of a full Plan of Operations and Mine Schedule for development and eventual submission of an application to permit construction of a heap leach mining operation on the Longstreet property.

Legal and professional fees

	For the three months ended January 31,
	2019	2018	$ Change	% Change
Audit and accounting	$4,965	$4,092	$873	21.3%
Legal fees	2,750	3,163	(413)	(13.1%)
Public company expense	3,763	4,432	(669)	(15.1%)
Investor relations	8,290	(20)	8,310	41,550%
Total legal and professional fees	$19,768	$11,667	$8,101	69.4%

	For the nine months ended January 31,
	2019	2018	$ Change	% Change
Audit and accounting	$22,965	$22,105	$860	3.9%
Legal fees	7,013	22,676	(15,663)	(69.1%)
Public company expense	16,752	18,511	(1,759)	(9.5%)
Investor relations	8,290	1,815	6,475	356.7%
Total legal and professional fees	$55,020	$65,107	$(10,087)	(15.5%)

Audit and accounting fees increased $873 and $860 for the three and nine months ended January 31, 2019, respectively, compared to the same periods ended January 31, 2018.

The primary component of public company expense is the annual fee associated with OTC Markets for the Company’s OTCQB status.  Public company expense decreased $669 and $1,759, respectively for the three and nine months ended January 31,2019 compared to January 31, 2018.

Legal fees decreased $413 and $15,663 from the three and nine months ended January 31, 2018, respectively, to $2,750 and $7,013 for the three and nine months ended January 31, 2019, respectively.  The decrease in legal fees is primarily as the result of non-recurring expenses related to preparation of offering documents for the 2017 Offering (Note 7 to the Financial Statements).  There are no pending legal issues or contingencies as of January 31, 2019.

Management and administrative expense

	For the three months ended January 31,
	2019	2018	$ Change	% Change
Auto and travel	$4,000	$2,242	$1,758	78.4%
General administrative and insurance	9,747	9,551	196	2.1%
Management fees and payroll	13,257	12,266	991	8.1%
Office and computer expense	789	510	279	54.7%
Rent and lease expense	-	750	(750)	(100.0%)
Telephone and utilities	175	635	(460)	(72.4%)
Total management and administrative	$27,968	$25,954	$2,014	7.8%

For the nine months ended January 31,

	2019	2018	$ Change	% Change
Auto and travel	$24,750	$32,954	$(8,204)	(24.9%)
General administrative and insurance	27,386	27,051	335	1.2%
Management fees and payroll	39,763	35,814	3,949	11.0%
Office and computer expense	3,740	2,295	1,445	63.0%
Rent and lease expense	1,500	2,250	(750)	(33.3%)
Telephone and utilities	770	1,666	(896)	(53.8%)
Total management and administrative	$97,909	$102,030	$(4,121)	(4.0%)

Total management and administrative expense increased $2,014 for the three months ended January 31, 2019 to $27,968 compared to $25,954 for the three months ended January 31, 2018.  Total management and administrative expense decreased $4,121 to $97,909 for the nine months ended January 31, 2019 compared to $102,030 for the nine months ended January 31, 2018.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	January 31, 2019	April 30, 2018
Current assets	$507,643	$855,062
Current liabilities	4,898	95,911
Working capital	$502,745	$759,151

	For the nine months ended
CASH FLOWS	January 31, 2019	January 31, 2018
Cash flow used by operating activities	$(291,899)	$(251,254)
Cash flow used by investing activities	(52,000)	(47,000)
Cash flow provided by financing activities	-	1,079,884
Net increase (decrease) in cash during period	$(343,899)	$781,630

As of January 31, 2019, the Company had cash of $488,527.  Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended January 31, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

STAR GOLD CORP.

Date:	March 8, 2019	By:	/s/ DAVID SEGELOV
Principal Executive Officer

Date:	March 8, 2019		/s/ KELLY J. STOPHER
		By:	Kelly J. Stopher
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

Date: March 8, 2019

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

Date: March 8, 2019

/s/ KELLY J. STOPHER
Kelly J. Stopher Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Star Gold Corp. a Nevada corporation (the "Company") on Form 10-Q for the period ending January 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David Segelov, Principal Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ David Segelov
David Segelov Principal Executive Officer March 8, 2019

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Star Gold Corp. a Nevada corporation (the "Company") on Form 10-Q for the period ending January 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kelly J. Stopher, Principal Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Kelly J. Stopher
Kelly J. Stopher Principal Accounting Officer March 8, 2019