Form 10-K
period 2019-04-30
Star Gold Corp.
filed 2019-07-22
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2019

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

Commission File Number 000-52711

STAR GOLD CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
105 N. 4th Street, Suite 300 Coeur d’Alene, Idaho (Address of principal executive office)	83814 (Postal Code)

(208) 664-5066
(Issuer’s telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
None
SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act:
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
Yes ☐     No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post filed). Yes ☒     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☐          Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The Company had $Nil in operating revenue during the year.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2018 was $4,643,690.

As of July 17, 2019 there were 77,394,841 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

STAR GOLD CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2019
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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending April 30, 2019. The following statements may be forward-looking in nature and actual results may differ materially.

PART I

ITEM 1.
BUSINESS.

Corporate Background

The Company was originally incorporated on December 8, 2006, under the laws of the State of Nevada as Elan Development, Inc. On April 25, 2008, the name of the company was changed to Star Gold Corp. Star Gold Corp. is a pre-development stage company engaged in the acquisition and exploration of precious metal deposit properties and advancing them toward production. The Company is engaged in the business of exploring, evaluating and acquiring mineral prospects with the potential for economic deposits of precious and base metals.

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

The Company will perform basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation). The Company may enter joint venture agreements with other companies to fund further exploration and/or development work. It is the Company’s plan to focus on assembling a high-quality group of mid-stage mineral (primarily gold and silver) exploration prospects, using the experience and contacts of the management group. By such prospects, the Company means properties that have been previously identified by third parties, (including prior owners and/or exploration companies), as mineral prospects with potential for economic mineralization. Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results. Accordingly, such acquired projects will have either prior exploration history or will have strong similarity to a recognized geologic ore deposit model. Geographic emphasis will be placed on the western United States.

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

Portions of the Company’s mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property name	Longstreet
Third parties	Great Basin Resources, Inc. and Clifford
Number of claims	125 (1)
Acres (approx.)	2,500
Agreements/Royalties
Royalties	3% Net Smelter Royalty (“NSR”)
Annual lease payments – total due through 2020	$130,000
Minimum exploration expenditures – total due through 2020	$1,200,000
Stock options – total due through 2020	50,000
Annual advance royalty payment	$12,000
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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 105 N. 4th Street, Suite 300, Coeur d’Alene, ID 83814. The telephone number is (208) 664-5066. Star Gold Corp. does not currently own title to any real property.

Employees

The Company has no employees as of the date of this Annual Report on Form 10-K. Star Gold Corp. conducts business largely through independent contractor agreements with consultants.

Research and Development Expenditures

The Company has not incurred any research expenditures since incorporation.

Reports to Security Holders

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC. Electronically filed reports may be accessed at www.sec.gov

ITEM 1A.
RISK FACTORS.

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

During the fiscal year ended April 30, 2019, the Company had a net loss of $335,704 in connection with the maintenance and exploration of its mineral properties and the operation of the exploration business. The Company therefore expects to continue to incur significant losses into the foreseeable future. The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations. At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business. The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

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

Should the Company issue additional shares to finance its business activities, investors’ interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are outstanding 30,654,249 common share purchase warrants exercisable into 30,654,249 shares of common stock, and 6,645,000 options granted that are exercisable into 6,645,000 shares of common stock. If these are exercised or converted, these would represent approximately 32.5% of the Company’s then issued and outstanding shares. If all the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders. The dilution may result in a decline in the market price of the Company’s shares.

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

Company Directors and Officers own 26,681,482 shares of the Company’s outstanding common stock (34.5%) which may cause corporate decisions influenced by the Directors and Officers to appear to be inconsistent with the interests of other stockholders.

Company directors and/or officers as a group control a combined 34.5% of the issued and outstanding shares of the Company’s common stock. Accordingly, while none of the current directors and/or officers (individually or collectively) can control, as shareholders, who is elected to the board of directors, since these individuals are not simply passive investors but are also active members of Company management, their interests as directors and/or officers and shareholders may, at times, be adverse to those interests of merely passive investors. Where those conflicts exist, stockholders will be dependent upon management exercising their fiduciary duties as members of the Board of Directors and/or as an officer. Also, due to their stock ownership position, members of the Company’s management team will have: (i) the ability to substantially influence the outcome of many (if not most) corporate actions requiring stockholder approval, including amendments to the Company’s Articles of Incorporation; and (ii) the ability to substantially influence corporate combinations or similar transactions that might benefit minority stockholders which may not be supported by management to the detriment of smaller and/or passive investors.

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

Legal remedies, which may be available to an investor in “penny stocks,” are as follows:

a)
if “penny stock” is sold to an investor in violation of his or her rights listed above, or other federal or states securities laws, the investor may be able to cancel his or her purchase and get his or her money back.

b)
if the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages

c)
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

ITEM 1B.
UNRESOLVED STAFF COMMENTS.

None

ITEM 2.
PROPERTIES.

The Company headquarters are located at 105 N. 4th Street, Suite 300, Coeur d’Alene, Idaho, 83814. The Company believes this office space and facilities are sufficient to meet the Company’s present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

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

A list of claims, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date

Original Longstreet Property Claims
Longstreet 1A	Great Basin Resources, Inc.	799562	20	22-Jan-1999	September 1, 2019
Longstreet 2A	Great Basin Resources, Inc.	799563	20	22-Jan-1999	September 1, 2019
Longstreet 3A	Great Basin Resources, Inc.	799564	20	22-Jan-1999	September 1, 2019
Longstreet 6A	Great Basin Resources, Inc.	799565	20	22-Jan-1999	September 1, 2019
Longstreet 7A	Great Basin Resources, Inc.	799566	20	22-Jan-1999	September 1, 2019
Longstreet 8A	Great Basin Resources, Inc.	799567	20	22-Jan-1999	September 1, 2019
Longstreet 9A	Great Basin Resources, Inc.	799568	20	22-Jan-1999	September 1, 2019
Longstreet 16A	Great Basin Resources, Inc.	799569	20	22-Jan-1999	September 1, 2019
Longstreet 13	Great Basin Resources, Inc.	799570	20	22-Jan-1999	September 1, 2019
Longstreet 32	Great Basin Resources, Inc.	799571	20	22-Jan-1999	September 1, 2019
Longstreet 34	Great Basin Resources, Inc.	799572	20	22-Jan-1999	September 1, 2019
Longstreet 4A	Great Basin Resources, Inc.	836168	20	2-Feb-2002	September 1, 2019
Longstreet 5A	Great Basin Resources, Inc.	836169	20	2-Feb-2002	September 1, 2019
Longstreet 8	Great Basin Resources, Inc.	836170	20	2-Feb-2002	September 1, 2019
Longstreet 10	Great Basin Resources, Inc.	836171	20	2-Feb-2002	September 1, 2019
Longstreet 10A	Great Basin Resources, Inc.	836172	20	2-Feb-2002	September 1, 2019
Longstreet 28	Great Basin Resources, Inc.	836173	20	2-Feb-2002	September 1, 2019
Longstreet 30	Great Basin Resources, Inc.	836174	20	2-Feb-2002	September 1, 2019
Longstreet 36	Great Basin Resources, Inc.	836175	20	2-Feb-2002	September 1, 2019
Longstreet 37	Great Basin Resources, Inc.	836176	20	2-Feb-2002	September 1, 2019
Longstreet 39	Great Basin Resources, Inc.	836177	20	2-Feb-2002	September 1, 2019
Longstreet 41	Great Basin Resources, Inc.	836178	20	2-Feb-2002	September 1, 2019
Longstreet 43	Great Basin Resources, Inc.	836179	20	2-Feb-2002	September 1, 2019
Longstreet 45	Great Basin Resources, Inc.	836180	20	2-Feb-2002	September 1, 2019
Longstreet 47	Great Basin Resources, Inc.	836181	20	2-Feb-2002	September 1, 2019
Longstreet 49	Great Basin Resources, Inc.	836182	20	2-Feb-2002	September 1, 2019

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date
Longstreet 101	Great Basin Resources, Inc.	836183	20	2-Feb-2002	September 1, 2019
Longstreet 102	Great Basin Resources, Inc.	836184	20	2-Feb-2002	September 1, 2019
Longstreet 103	Great Basin Resources, Inc.	836185	20	2-Feb-2002	September 1, 2019
Longstreet 104	Great Basin Resources, Inc.	836186	20	2-Feb-2002	September 1, 2019
Longstreet 105	Great Basin Resources, Inc.	836187	20	2-Feb-2002	September 1, 2019
Longstreet 106	Great Basin Resources, Inc.	836188	20	2-Feb-2002	September 1, 2019
Longstreet 107	Great Basin Resources, Inc.	836189	20	2-Feb-2002	September 1, 2019
Longstreet 108	Great Basin Resources, Inc.	836190	20	2-Feb-2002	September 1, 2019
Longstreet 12	Great Basin Resources, Inc.	843867	20	25-Feb-2003	September 1, 2019
Longstreet 14	Great Basin Resources, Inc.	843868	20	25-Feb-2003	September 1, 2019
Longstreet 16	Great Basin Resources, Inc.	843869	20	25-Feb-2003	September 1, 2019
Longstreet 18	Great Basin Resources, Inc.	843870	20	25-Feb-2003	September 1, 2019
Longstreet 20	Great Basin Resources, Inc.	843871	20	25-Feb-2003	September 1, 2019
Longstreet 26	Great Basin Resources, Inc.	843872	20	25-Feb-2003	September 1, 2019
Longstreet 42	Great Basin Resources, Inc.	843873	20	25-Feb-2003	September 1, 2019
Longstreet 44	Great Basin Resources, Inc.	843874	20	25-Feb-2003	September 1, 2019
Longstreet 46	Great Basin Resources, Inc.	843875	20	25-Feb-2003	September 1, 2019
Longstreet 48	Great Basin Resources, Inc.	843876	20	25-Feb-2003	September 1, 2019
Longstreet 50	Great Basin Resources, Inc.	843877	20	25-Feb-2003	September 1, 2019
Longstreet 40	Great Basin Resources, Inc.	851568	20	25-Feb-2003	September 1, 2019
Longstreet 118	Great Basin Resources, Inc.	851569	20	29-Sep-2003	September 1, 2019
Longstreet 119	Great Basin Resources, Inc.	851570	20	29-Sep-2003	September 1, 2019
Longstreet 120	Great Basin Resources, Inc.	851571	20	29-Sep-2003	September 1, 2019
Longstreet 121	Great Basin Resources, Inc.	851572	20	29-Sep-2003	September 1, 2019

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date
Longstreet 122	Great Basin Resources, Inc.	851573	20	29-Sep-2003	September 1, 2019
Longstreet 123	Great Basin Resources, Inc.	851574	20	29-Sep-2003	September 1, 2019
Longstreet 124	Great Basin Resources, Inc.	851575	20	29-Sep-2003	September 1, 2019
Longstreet 109	Great Basin Resources, Inc.	855021	20	25-Feb-2003	September 1, 2019
Longstreet 110	Great Basin Resources, Inc.	855022	20	25-Feb-2003	September 1, 2019
Longstreet 111	Great Basin Resources, Inc.	855023	20	25-Feb-2003	September 1, 2019
Longstreet 112	Great Basin Resources, Inc.	855024	20	25-Feb-2003	September 1, 2019
Longstreet 113	Great Basin Resources, Inc.	855025	20	25-Feb-2003	September 1, 2019
Longstreet 114	Great Basin Resources, Inc.	855026	20	25-Feb-2003	September 1, 2019
Longstreet 115	Great Basin Resources, Inc.	855027	20	25-Feb-2003	September 1, 2019
Longstreet 56	Great Basin Resources, Inc.	1025831	20	9-Jul-2010	September 1, 2019
Longstreet 57	Great Basin Resources, Inc.	1025832	20	9-Jul-2010	September 1, 2019
Longstreet 58	Great Basin Resources, Inc.	1025833	20	9-Jul-2010	September 1, 2019
Longstreet 59	Great Basin Resources, Inc.	1025834	20	9-Jul-2010	September 1, 2019
Longstreet 60	Great Basin Resources, Inc.	1025835	20	9-Jul-2010	September 1, 2019
Longstreet 61	Great Basin Resources, Inc.	1025836	20	9-Jul-2010	September 1, 2019
Longstreet 62	Great Basin Resources, Inc.	1025837	20	9-Jul-2010	September 1, 2019
Longstreet 63	Great Basin Resources, Inc.	1025838	20	9-Jul-2010	September 1, 2019
Longstreet 64	Great Basin Resources, Inc.	1025839	20	9-Jul-2010	September 1, 2019
Longstreet 65	Great Basin Resources, Inc.	1025840	20	9-Jul-2010	September 1, 2019
Longstreet 11	Roy Clifford et al	164002	20	14-Jun-1980	September 1, 2019
Longstreet 12	Roy Clifford et al	164003	20	14-Jun-1980	September 1, 2019
Longstreet 14	Roy Clifford et al	164005	20	14-Jun-1980	September 1, 2019
Longstreet 15	Roy Clifford et al	164006	20	14-Jun-1980	September 1, 2019
Morning Star	Roy Clifford et al	96719	20	1-Jul-1957	September 1, 2019
Subtotal Original	75		1,500

Leach Pad Claims
Longstreet 200	Great Basin Resources, Inc.	1073640	20	22-Jun-2012	September 1, 2019
Longstreet 201	Great Basin Resources, Inc.	1073641	20	22-Jun-2012	September 1, 2019
Longstreet 202	Great Basin Resources, Inc.	1073642	20	22-Jun-2012	September 1, 2019

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date
Longstreet 203	Great Basin Resources, Inc.	1073643	20	22-Jun-2012	September 1, 2019
Longstreet 204	Great Basin Resources, Inc.	1073644	20	22-Jun-2012	September 1, 2019
Longstreet 205	Great Basin Resources, Inc.	1073645	20	22-Jun-2012	September 1, 2019
Longstreet 206	Great Basin Resources, Inc.	1073646	20	22-Jun-2012	September 1, 2019
Longstreet 207	Great Basin Resources, Inc.	1073647	20	22-Jun-2012	September 1, 2019
Longstreet 208	Great Basin Resources, Inc.	1073648	20	22-Jun-2012	September 1, 2019
Longstreet 209	Great Basin Resources, Inc.	1073649	20	22-Jun-2012	September 1, 2019
Longstreet 210	Great Basin Resources, Inc.	1073650	20	22-Jun-2012	September 1, 2019
Longstreet 211	Great Basin Resources, Inc.	1073651	20	22-Jun-2012	September 1, 2019
Longstreet 212	Great Basin Resources, Inc.	1073652	20	22-Jun-2012	September 1, 2019
Longstreet 213	Great Basin Resources, Inc.	1073653	20	22-Jun-2012	September 1, 2019
Longstreet 214	Great Basin Resources, Inc.	1073654	20	22-Jun-2012	September 1, 2019
Longstreet 215	Great Basin Resources, Inc.	1073655	20	22-Jun-2012	September 1, 2019
Longstreet 216	Great Basin Resources, Inc.	1073656	20	22-Jun-2012	September 1, 2019
Longstreet 217	Great Basin Resources, Inc.	1073657	20	22-Jun-2012	September 1, 2019
Longstreet 218	Great Basin Resources, Inc.	1073658	20	22-Jun-2012	September 1, 2019
Longstreet 219	Great Basin Resources, Inc.	1073659	20	22-Jun-2012	September 1, 2019
Longstreet 220	Great Basin Resources, Inc.	1073660	20	22-Jun-2012	September 1, 2019
Longstreet 210	Great Basin Resources, Inc.	1073661	20	22-Jun-2012	September 1, 2019
Longstreet 220	Great Basin Resources, Inc.	1073662	20	22-Jun-2012	September 1, 2019
Longstreet 223	Great Basin Resources, Inc.	1073663	20	22-Jun-2012	September 1, 2019
Longstreet 224	Great Basin Resources, Inc.	1073664	20	22-Jun-2012	September 1, 2019

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date
Longstreet 225	Great Basin Resources, Inc.	1073665	20	22-Jun-2012	September 1, 2019
Longstreet 226	Great Basin Resources, Inc.	1073666	20	22-Jun-2012	September 1, 2019
Longstreet 227	Great Basin Resources, Inc.	1073667	20	22-Jun-2012	September 1, 2019
Longstreet 228	Great Basin Resources, Inc.	1073668	20	22-Jun-2012	September 1, 2019
Longstreet 229	Great Basin Resources, Inc.	1073669	20	22-Jun-2012	September 1, 2019
Longstreet 230	Great Basin Resources, Inc.	1073670	20	22-Jun-2012	September 1, 2019
Longstreet 231	Great Basin Resources, Inc.	1073671	20	22-Jun-2012	September 1, 2019
Longstreet 232	Great Basin Resources, Inc.	1073672	20	22-Jun-2012	September 1, 2019
Longstreet 233	Great Basin Resources, Inc.	1073673	20	22-Jun-2012	September 1, 2019
Longstreet 234	Great Basin Resources, Inc.	1073674	20	22-Jun-2012	September 1, 2019
Longstreet 235	Great Basin Resources, Inc.	1073675	20	22-Jun-2012	September 1, 2019
Longstreet 236	Great Basin Resources, Inc.	1073676	20	22-Jun-2012	September 1, 2019
Longstreet 237	Great Basin Resources, Inc.	1073677	20	22-Jun-2012	September 1, 2019
Subtotal Leach Pad	38		760

Corridor Claims
Longstreet 66	Great Basin Resources, Inc.	1080730	20	5-Sept-2012	September 1, 2019
Longstreet 238	Great Basin Resources, Inc.	1080731	20	5-Sept-2012	September 1, 2019
Longstreet 239	Great Basin Resources, Inc.	1080732	20	5-Sept-2012	September 1, 2019
Longstreet 240	Great Basin Resources, Inc.	1080733	20	5-Sept-2012	September 1, 2019
Longstreet 241	Great Basin Resources, Inc.	1080734	20	5-Sept-2012	September 1, 2019
Longstreet 242	Great Basin Resources, Inc.	1080735	20	5-Sept-2012	September 1, 2019
Longstreet 243	Great Basin Resources, Inc.	1080736	20	5-Sept-2012	September 1, 2019
Longstreet 244	Great Basin Resources, Inc.	1080737	20	5-Sept-2012	September 1, 2019
Longstreet 245	Great Basin Resources, Inc.	1080738	20	5-Sept-2012	September 1, 2019
Longstreet 246	Great Basin Resources, Inc.	1080739	20	5-Sept-2012	September 1, 2019
Longstreet 247	Great Basin Resources, Inc.	1080740	20	5-Sept-2012	September 1, 2019
Longstreet 248	Great Basin Resources, Inc.	1080741	20	5-Sept-2012	September 1, 2019
Subtotal Corridor	12		240
Total	125		2,500

Star Gold must make annual claim filing fees ($155.00 per claim in 2018) with the Bureau of Land Management (BLM), and Nevada/Nye County claim filing fees of $12.00 per claim plus $10.00 for filing with the Nye County office at Tonopah, NV. The fiscal year ended April 30, 2019 annual claim payments totaled $23,824.

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

History: The Longstreet Property was discovered in the early 1900’s but had limited development work until 1929. A 1929 report and maps show development of the “Golden Lion Mine” on two levels spaced 75 meters apart vertically. The report indicates development of 300,000 tons of “vein material” averaging 0.20 oz/ton (6.8 g/t) gold and 8 oz/ton (274 g/t) silver. A mill was constructed, the remnants of which are still on the property. However, the small stopes underground indicate very little mining was done and the operation was abandoned.

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

Longstreet Property
TOIYABE NATIONAL RANGE
WEST STONE CABIN VALLEY
Georges Canyon
Canyon
Fourmile Basin
Saulsbury Basin
Willow Creek
North
0 Miles 24
0 Kilometers 38
Highway 6 to Tonopah
USGS Topo Base

Star Gold Corp.

Longstreet, Nye County, Nevada

Property Location and Access

Figure 3 | April, 2011

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
Note: Au Equiv. calculation uses Au/Ag ratio of 60/1

The Monitor Range is a westward-tilted fault block that has been elevated by normal faults along its eastern front and is typical of the uplifted mountains of the Basin and Range Province. The ranges are topographic highs rising above alluvium-filled valleys generated by Tertiary extensional tectonics. Central Nevada was an area of intense Oligocene – Miocene ash-flow volcanism that created numerous calderas and their outflow products. At least 13 calderas that range in age between 32 and 22 Ma have been mapped or interpreted in the area extending from the Shoshone Mountains eastward to the Monitor Range. The southern Monitor Range consists Mainly of Tertiary age volcanic and hypabyssal rocks related to the eruption of the Big Ten Peak volcano and a nearby unnamed 29 Ma caldera (Kleinhampl and Ziony, 1985) intruding and overlying Paleozoic sedimentary and metamorphic rocks.

The Paleozoic rocks are thrust-faulted marine sedimentary rocks comprised of quartzite, argillite and limestone of Cambrian, Ordovician and Silurian age. Minor amounts of Permian marine sediments are also present in the Georges Canyon area.

In the southern Monitor Range Tertiary age volcanic rocks comprise more than 90% of the exposed bedrock. These rocks are more than 1 km thick and are predominantly flat lying. Early Oligocene to early Miocene rhyolitic to dacitic ash-flow tuffs, with rhyolitic welded tuff are the thickest and most extensive units. Most of the Tertiary intrusions in the region are rhyolitic, but several small dacitic to andesitic dikes are present in the Georges Canyon area.

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

The Clipper Mine located approximately 5 miles southwest of the Longstreet Mine near Murphy Camp was discovered in 1903 and was worked intermittently until 1943. The mine was initially developed during World War I and included a 175-foot shaft and a 370-foot adit. Recorded production is about $12,000 (in 1951dollars) from mineralization having a gold to silver ratio of 1:1 and assaying from $34-124 per ton (1951 dollars). Host rocks are welded rhyolite ash-flow tuffs similar to the Longstreet mine. The Little Joe Claim located 6 miles south-southwest of the Longstreet Mine was developed by a 75-foot inclined shaft. Gold-bearing veins in ‘rhyolitic tuff’ were mined but production details are lacking.

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

..1 Gold Head Assays and Head Grade Comparisons
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

Column Leach Testing

Column leach test were conducted on each of the master composites, utilizing a feed size of 80% -3/4 inch (19 mm) in order to determine gold and silver recoveries, recovery rates and reagent requirements under simulated heap leach conditions. Lime additions were based on bottle roll tests. Test columns were sized at 15 cm diameter by 3 meters high using PVC piping with material stacked in the leaching columns in a manner in which to minimize particle segregation and compaction. Leaching was conducted by applying a cyanide solution of 1.0g NACN/L over the charge at a feed rate of 12 Lph/m2 of column cross sectional area. After leaching, freshwater rinsing was conducted to remove residual cyanide and to recover dissolved gold and silver values.

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

Figure 8.4 Surface Master composite leach kinetics

Figure 8.5 Underground master composite leach kinetics

Figure 8.6 Master blend composite leach kinetics

Property Geology: Geologic mapping by MinQuest since 2002 indicates that the majority of the Longstreet Project is underlain by moderately to poorly welded rhyolite ash-flow tuff (‘Tat’) containing conspicuous exotic lithic fragments and pumice (Figures 5, 7, 8 and 9). The ash-flow tuff unit is buff to gray, and contains <10% quartz phenocrysts, 15% feldspar phenocrysts, 5-15% pumice and 5-20% other exotic fragments in an aphanitic groundmass (Liedtke, 1984). Hydrothermal alteration is prevalent and consists of argillic (bleaching and clay mineral development), silicic (pervasive silica flooding, or extremely high veinlet density) and potassic (adularia in quartz veinlets). Limonite and geothite development are considered to be weathering phenomena. These felsic ash-flow tuffs of Oligocene age are similar in age and character to the ‘tuffs of Round Mountain’, which host the Round Mountain Mine.

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

The tectonic fabric on the Longstreet Project includes two Main directions of faulting/fracturing that have an influence on the mineralization. An east-trending steeply north-dipping system of fractures and faults has been noted at five of the seven gold / silver zones on the Property (see Figure 6). Quartz –adularia – limonite veins / veinlets and ‘rusty fractures’ following this trend contain gold mineralization. The other important gold / silver-bearing fault/fracture direction is 300-330° with steep north dips and is characterized by sheeted quartz veins / veinlets and ‘rusty fractures. The vein / veinlets also contain adularia and iron oxide minerals derived from the oxidation of sulfide minerals. This mineralized trend occurs at all seven of the gold / silver zones known on the Longstreet Project. Major displacement is not a feature of these structures.

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

NE Main: Approximately 450m N-NE of the Main resource there is a poorly exposed, un-drilled target that looks identical to Main. Sampling of surface veins at NE Main reveal anomalous gold values.

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

Spire: This is an E-W vertical to steeply north dipping sheeted vein system. Intersecting NW trending veins are present but are much less abundant than at Main. Surface sampling at Spire had detected anomalous gold values.

Star Gold’s geologists believe sampling and drilling results to date warrant optimism of one or more economic, near surface, bulk-mineable, heap leach-recoverable gold-silver deposits at the Longstreet Project targets described above. In addition, sampling at surface near the Cyprus target suggests the presence of higher-grade veins, which may be suitable to underground mining methods. Situated on a high ridge-top, it could be easily mined from a canyon elevation adit.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the year ended April 30, 2019, the Company’s exploration properties were not subject to regulation by the MSHA under the Mine Act.

PART II

ITEM 5.
MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

General

Star Gold Corp. authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of July 25, 2019, there were 77,394,841 shares of Star Gold Corp. common stock issued and outstanding. The Company has not issued any shares of preferred stock.

Market Information

The Company’s shares are quoted via the OTC:QB under the symbol “SRGZ.”

At July 17, 2019, the price per share quoted on the OTCQB was $0.03.

Transfer Agent:

The independent stock transfer agent for Star Gold Corp. is Corporate Stock Transfer located at 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209.

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

a)
the Company would not be able to pay its debts as they become due in the usual course of business; or

b)
the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the company were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by the Company’s Articles of Incorporation).

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

During the fiscal year ended April 30, 2019, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

ITEM 6.
SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the years ended
	April 30, 2019	April 30, 2018
Revenues	$-	$-
Total operating expenses	337,184	427,267
Loss from operations	(337,184)	(427,267)
Other income (expense)	1,480	118
NET LOSS	$(335,704)	$(427,149)

Weighted average shares of common stock (basic and diluted)	76,923,842	66,375,222

Income (loss) per share (basic and diluted)	$(0.00)	$(0.01)

Balance Sheet Information:

	April 30, 2019	April 30, 2018
Working capital	$443,915	$759,151
Total assets	954,425	1,306,919
Accumulated deficit	10,702,743	10,367,039
Stockholders’ equity	935,179	1,211,008

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

The Company maintains a corporate office in Coeur d’Alene, Idaho. This is the primary administrative office for the Company and is utilized by Board Chairman Lindsay Gorrill and Chief Financial Officer Kelly Stopher.

During the year ended April 30, 2019, the Company completed the following:

Wildlife and Biological Baseline Study (WBS)
Cultural and Archeology Study
Plan of Operation submitted to US Forestry Service.

For the upcoming fiscal year ending April 30, 2020, the Company plans to commence the following activities as it prepares the EIS on the Longstreet Project:

Hydrology Study (in progress – dependent on Plan of Operations being approved)
Geochemical analysis – design of program for submission to State of Nevada (in progress)
Plan of Operations Development (Mine Plan, Civil Engineering Designs)

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

The Company anticipates the aforementioned tasks to be completed in late 2019, with the EIS prepared in 2020.

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

RESULTS OF OPERATIONS
	For the years ended April 30,
	2019	2018	$ Change	% Change
Mineral exploration expense	$21,297	$28,369	$(7,072)	(24.9%)
Pre-development expense	119,975	105,945	14,030	13.2%
Legal and professional fees	73,267	70,788	2,479	3.5%
Management and administrative	120,980	221,818	(100,838)	(45.5%)
Depreciation	1,665	347	1,318	N/A
Other expense (income)	(1,480)	(118)	(1,362)	1,154.2%
NET LOSS	$335,704	$427,149	$(91,445)	(21.4%)

The Company earned no operating revenue in 2019 or 2018 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward exploration and permitting activities at its Longstreet Property.

Total net loss for 2019 of $335,704 decreased by $91,445 from 2018 total net loss of $427,149.

Mineral exploration expense
	For the years ended April 30,
	2019	2018	$ Change	% Change
Drilling and field work	$(2,527)	$3,851	$(6,378)	(165.6%)
Technical consultants	-	800	(800)	(100.0%)
Claims	23,824	23,718	106	0.4%
Total mineral exploration expense	$21,297	$28,369	$(7,072)	(24.9%)

Mineral exploration expense for the year end April 30, 2019 was $21,297, a decrease of $7,072 from 2018 exploration and consultants’ expense of $28,369. The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit for construct a mine at the Longstreet site.

Pre-development expense
	For the years ended April 30,
	2019	2018	$ Change	% Change
Flora and fauna contractor	$8,837	$18,925	$(10,088)	(53.3%)
Cultural resources and anthropological	6,392	7,869	(1,477)	(18.8%)
Environmental and permitting services	-	4,093	(4,093)	(100.0%)
Environmental impact and plan of operations	44,096	10,634	33,436	314.7%
Project management	45,650	36,250	9,400	25.9%
Water rights costs	15,000	12,124	2,876	23.7%
Aerial mapping	-	16,050	(16,050)	(100.0%)
Total pre-development expense	$119,975	$105,945	$14,030	13.2%

Pre-development expense for the year end April 30, 2019 was $119,975, an increase of $14,030 from 2018 pre-development expense of $105,945.

Legal and professional fees
	For the years ended April 30,
	2019	2018	$ Change	% Change
Audit and accounting	$26,255	$25,808	$447	1.7%
Legal fees	9,488	23,707	(14,219)	(60.0%)
Public company expense	17,462	18,868	(1,406)	(7.5%)
Investor relations	20,062	2,405	17,657	734.2%
Total legal and professional fees	$73,267	$70,788	$2,479	3.5%

Audit and accounting fees increased $447 from $25,808 for the year end April 30, 2018 compared to $26,255 for the year ended April 30, 2019. Management expects audit and accounting fees to remain relatively constant in the upcoming fiscal year.

Investor relation expense of $20,062 for the year ended April 30, 2019 increased $17,657 compared to $2,405 for the year ended April 30, 2018 as the Company engaged an investor relations consultant to build awareness.

The primary component of public company expense is the annual fee associated with OTC Markets for the Company’s OTCQB status. Public company expense decreased $1,406 for the year ended April 30, 2019.

Legal fees decreased from $23,707 in 2018 to $9,488 in 2019. The decrease for the year is primarily related to expenses related to legal costs related to documentation related to private placements and regulatory filings related to officers for the year ended April 30, 2018. There are no pending legal issues or contingencies as of April 30, 2019.

General and administrative expense
	For the years ended April 30,
	2019	2018	$ Change	% Change
Auto and travel	$24,924	$35,898	$(10,974)	(30.6%)
General administrative and insurance	36,420	37,162	(742)	(2.0%)
Management fees and payroll	52,423	49,067	3,356	6.8%
Office and computer expense	4,768	3,301	1,467	44.4%
Rent and lease expense	1,500	3,000	(1,500)	(50.0%)
Stock based compensation	-	90,923	(90,923)	N/A
Telephone and utilities	945	2,467	(1,522)	(61.7%)
Total general and administrative	$120,980	$221,818	$(100,838)	(45.5%)

Total general and administrative expense decreased $100,838 to $120,980 compared to 2018 expense of $221,818.

The primary difference was attributable to the decrease in stock-based compensation, a non-cash expense, of $90,923 for the year ended April 30, 2018.

Auto and travel expense decreased for the fiscal year ending April 30, 2019 by $10,974. Travel is generally related to meetings associated with capital raises and visits to the exploration site by Company management and potential financiers.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	April 30, 2019	April 30, 2018
Current assets	$463,161	$855,062
Current liabilities	19,246	95,911
Working capital (deficit)	$443,915	$759,151

	For the years ended
CASH FLOWS	April 30, 2019	April 30, 2018
Cash flow used by operating activities	$(340,110)	$(304,843)
Cash flow used by investing activities	(52,000)	(51,995)
Cash flow provided by financing activities	-	1,079,884
Net increase (decrease) in cash during year	$(392,110)	$723,046

Working capital will be utilized for the Company’s ongoing environmental studies at its Longstreet Project scheduled for the summer of 2019 and general corporate purposes.

The Company utilized $52,000 in cash from Investing Activities to exercise its option on claims agreements and utilized for certain capitalized mineral assets at its Longstreet Project. The Company intends to continue exploration activities at Longstreet upon completion of environmental studies and permitting.

As of April 30, 2019, the Company had cash on hand of $440,316. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of April 30, 2019, including:

1.	Report of Independent Registered Public Accounting Firm;
2.	Balance Sheets as of April 30, 2019 and 2018;
3.	Statements of Operations for the years ended April 30, 2019 and 2018;
4.	Statement of Changes in Stockholders’ Equity for the years ended April 30, 2019 and 2018;
5.	Statements of Cash Flows for the years ended April 30, 2019 and 2018;
6.	Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm
To the shareholders and the board of directors of Star Gold Corp.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Star Gold Corp. (the "Company") as of April 30, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Spokane, Washington
July 15, 2019

STAR GOLD CORP.
BALANCE SHEETS

	April 30, 2019	April 30, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$440,316	$832,426
Other current assets (NOTE 5)	22,845	22,636
TOTAL CURRENT ASSETS	463,161	855,062
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	467,107	414,522
OTHER ASSETS – NON-CURRENT (NOTE 5)	2,557	15,735
RECLAMATION BOND	21,600	21,600
TOTAL ASSETS	$954,425	$1,306,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,246	$95,911
TOTAL CURRENT LIABILITIES	19,246	95,911

TOTAL LIABILITIES	19,246	95,911
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ EQUITY
Preferred Stock, par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 77,394,841 and 76,434,424 shares issued and outstanding, respectively	77,395	76,434
Additional paid-in capital	11,560,527	11,501,613
Accumulated deficit	(10,702,743)	(10,367,039)
TOTAL STOCKHOLDERS’ EQUITY	935,179	1,211,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$954,425	$1,306,919

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF OPERATIONS

	For the years ended
	April 30, 2019	April 30, 2018
OPERATING EXPENSE
Mineral exploration expense	$21,297	$28,369
Pre-development expense	119,975	105,945
Legal and professional fees	73,267	70,788
Management and administrative	120,980	221,818
Depreciation	1,665	347
TOTAL OPERATING EXPENSES	337,184	427,267
LOSS FROM OPERATIONS	(337,184)	(427,267)
OTHER INCOME (EXPENSE)
Interest expense	(833)	(778)
Interest income	2,313	896
TOTAL OTHER INCOME (EXPENSE)	1,480	118
NET LOSS BEFORE INCOME TAXES	(335,704)	(427,149)
Provision (benefit) for income tax	-	-
NET LOSS	$(335,704)	$(427,149)
Basic and diluted loss per share	$(0.00)	$(0.01)
Basic and diluted weighted average number shares outstanding	76,923,842	66,375,222

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended April 30, 2019 and 2018
	Common Stock
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, April 30, 2017	54,836,726	$54,837	$10,350,403	$(9,939,890)	$465,350
Common stock and warrants sold at $0.10 per unit ($0.05 per share)	21,597,698	21,597	1,058,287	-	1,079,884
Stock-based compensation	-	-	90,923	-	90,923
Options issued for mining interest	-	-	2,000	-	2,000
Net loss	-	-	-	(427,149)	(427,149)
BALANCE, April 30, 2018	76,434,424	$76,434	$11,501,613	$(10,367,039)	$1,211,008
Common stock issued at $0.06 per share for accounts payable	960,417	961	56,664	-	57,625
Options issued for mining interest	-	-	2,250	-	2,250
Net loss	-	-	-	(335,704)	(335,704)
BALANCE, April 30, 2019	77,394,841	$77,395	$11,560,527	$(10,702,743)	$935,179

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CASH FLOWS

	For the years ended
	April 30, 2019	April 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(335,704)	$(427,149)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	-	90,923
Depreciation	1,665	347
Changes in operating assets and liabilities:
Other current assets	(209)	(7,199)
Other assets	13,178	(4,624)
Accounts payable	(19,040)	42,859
Net cash used by operating activities	(340,110)	(304,843)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for equipment and mining interest	(52,000)	(51,995)
Net cash used by investing activities	(52,000)	(51,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and warrants	-	1,079,884
Net cash provided by financing activities	-	1,079,884
Net increase (decrease) in cash and cash equivalents	(392,110)	723,046
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	832,426	109,380
CASH AND CASH EQUIVALENTS AT END OF YEAR	$440,316	$832,426

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$833	$778

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for accounts payable	$57,625	$-
Options issued for mining interest	2,250	2,000

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2019

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

Reclamation bond

Reclamation bond constitutes cash held as collateral for the faithful performance of bond securing exploration permits and are accounted for on a cost basis.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and reclamation bond. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at April 30, 2019.

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

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2019

At April 30, 2019 and April 30, 2018, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

Mining Interests and Mineral Exploration Expenditures

Exploration costs are expensed in the period in which they occur. The Company capitalizes costs for acquiring and leasing mining properties and expenses costs to maintain mineral rights as incurred. Should a property reach the production stage, capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mining interests are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

Pre-development Expenditures

Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, which are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these costs.

Equipment

Equipment is stated at cost. Significant improvements are capitalized and depreciated. Depreciation of equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Maintenance and repairs are charged to operations as incurred. Gains or losses on disposition or retirement of property and equipment are recognized in operating expenses.

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

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2019

Income Taxes

The Company accounts for income taxes using the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of (i) temporary differences between financial statement carrying amounts of assets and liabilities and their basis for tax purposes and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when management concludes that it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of the standard for stock-based compensation to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 will become effective for the Company on May 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact of this update on its financial statements and related disclosures.

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

The outstanding securities at April 30, 2019 and 2018, that could have a dilutive effect are as follows:

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2019

	April 30, 2019	April 30, 2018
Stock options	6,645,000	6,650,000
Warrants	30,654,249	30,654,249
TOTAL POSSIBLE DILUTIVE SHARES	37,299,249	37,304,249

For the years ended April 30, 2019 and 2018, respectively, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive and so are excluded in the diluted EPS.

NOTE 4– EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at April 30, 2019 and 2018.

	April 30, 2019	April 30, 2018
Equipment	$32,002	$32,002
Less accumulated depreciation	(29,019)	(27,354)
Equipment, net of accumulated depreciation	2,983	4,648
Mining interest - Longstreet	464,124	409,874
TOTAL EQUIPMENT AND MINING INTEREST	$467,107	$414,522

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

In addition, the Company is obligated, pursuant to the Longstreet Agreement, to pay an annual advance royalty payment of $12,000 related to the Clifford claims which the Company paid in each of the years ended April 30, 2019 and 2018. The Longstreet Agreement obligates the Company to minimal expenditures to be spent on the property. All allowable expenditures in excess of the required annual expenditures are carried over to the subsequent year.

For the year ended April 30, 2018, the Company made the annual required payment to the optioner of $35,000 which is included in “Equipment and Mining Interest” on the Company’s balance sheet. The Company also issued options to purchase 40,000 shares of common stock with fair value of $2,000 during the year ended April 30, 2018.

For the year ended April 30, 2019, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property related to the Clifford claims. The Company also paid the annual required payment of $40,000 to the optioner which is included in “Equipment and Mining Interest”. The Company also issued options to purchase 45,000 shares of common stock with a fair value of $2,250 for the year ended April 30, 2019.

The schedules of future minimum required expenditures, annual payments, and number of stock options to be issued pursuant to the Longstreet Agreement are as follows:

Required expenditure
January 17, 2018 through August 31, 2019	$500,000
September 1, 2019 through August 31, 2020	700,000
TOTAL	$1,200,000

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2019

	Cash payment (1)	Stock options
January 16, 2020	45,000	50,000
Payment due upon transfer but no later than January 16, 2021	85,000	-
TOTAL	$130,000	50,000

As of April 30, 2019, the Company was in compliance with the expenditure provisions of the Longstreet Agreement.

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

The following is a summary of the Company’s Other Assets at April 30, 2019 and 2018.

	April 30, 2019	April 30, 2018
Option on water rights lease agreements, net	$15,735	$30,735
Prepaid insurance and other expenses	9,667	7,636
Total	25,402	38,371
Less Other Assets - Current	(22,845)	(22,636)
TOTAL OTHER ASSETS - NON-CURRENT	$2,557	$15,735

NOTE 6 - INCOME TAXES

There was no income tax provision (benefit) for the years ended April 30, 2019 and 2018. The components of the Company’s net deferred tax assets are as follows:

	April 30, 2019	April 30, 2018
Deferred tax asset		-
Net operating loss carryforward	$1,438,800	$1,282,300
Stock-based compensation	200,200	200,200
Equipment and mining interests	296,600	365,600
Other	2,900	2,900
Total deferred tax assets	1,938,500	1,851,000
Valuation allowance	(1,938,500)	(1,851,000)
NET DEFERRED TAX ASSETS	$-	$-

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2019

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at April 30, 2019 and 2018.

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

A reconciliation between the statutory federal income tax rate and the Company’s tax provision (benefit) is as follows:

	April 30, 2019		April 30, 2018
Amount computed using the statutory rate	$(70,500)	(21%)	$(129,600)	(35%)
Effect of state taxes	(18,400)	(6%)	(20,500)	(5%)
Other	1,400	-	2,900	1%
Impact of change in statutory tax rate	-	-	680,800	159%
Change in valuation allowance	87,500	(26%)	(533,600)	(125%)
TOTAL INCOME TAX PROVISION (BENEFIT)	$-	-%	$-	-%

At April 30, 2019, the Company had federal and state net operating loss carry forwards of approximately $5,436,000, $4,845,000 of which expires between 2013 and 2037.  The remaining balance of $591,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The Company has no tax position at April 30, 2019 and 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2019 and 2018. The Company’s federal income tax returns for fiscal years 2017 through 2019 remain open and subject to examination.

NOTE 7– RELATED PARTY TRANSACTIONS

The Company rented office space from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s former President and current Chairman of the Board of Directors. The lease was on a month-to-month basis as financial resources were available. The Company terminated the lease effective November 1, 2018. For the years ended April 30, 2019 and 2018, office rent was $1,500 and $3,000, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On October 26, 2018, the Company issued 960,417 shares of its common stock in lieu of cash payment for accounts payable. The value of the shares issued was $57,625, based on a price of $0.06 per share which was the fair value on the date of issuance.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2019

NOTE 9 – WARRANTS

On October 31, 2017, the Company issued 10,798,849 warrants pursuant to the 2017 Offering which entitled the holders thereof to purchase shares of common stock for the price of $0.15 per share. The term of each warrant is for three years commencing with its issuance date.

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2017	19,855,400	$0.17
Issued – October 31, 2017 (Note 7)	10,798,849	0.15
Balance outstanding at April 30, 2018 and April 30, 2019	30,654,249	$0.16

The composition of the Company’s warrants outstanding at April 30, 2019 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
July 29, 2014	July 29, 2019	1,614,400	$0.23	0.25
October 12, 2015	October 12, 2020	4,241,000	0.20	1.45
October 12, 2016	October 12, 2021	14,000,000	0.15	2.45
October 31, 2017	October 31, 2020	10,798,849	0.15	1.51
		30,654,249	$0.16	1.87

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

The Company estimated the fair value of these option grants using the Black-Scholes model with the following information and range of assumptions:

	For the years ended April 30,
	2019	2018
Options issued	45,000	40,000
Expected volatility	336.6%	331.9%
Expected term	10 years	10 years
Risk free rate	2.73%	2.54%
Fair value of options issued	$2,250	$2,000

The following is a summary of the Company’s options issued and outstanding in conjunction with the Longstreet Agreement for the years ended April 30, 2019 and 2018, respectively:

	For the year ended April 30, 2019		For the year ended April 30, 2018
	Options	Price (a)	Options	Price (a)
Beginning balance	440,000	$0.28	400,000	$0.30
Issued	45,000	0.05	40,000	0.05
Exercised	-	-	-	-
Expired	(50,000)	(0.30)	-	-
Ending balance	435,000	$0.25	440,000	$0.28

(a) Weighted average exercise price.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2019

As of April 30, 2019, the remaining weighted average term of the option grants for mining interest was 4.41 years.

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

On April 30, 2018, the Board of Directors authorized the grant of 1,400,000 options to purchase shares of common stock of the Company to various directors, officers and consultants. The options have an exercise price of $0.065 based on the closing price of the Company’s common stock on the date of grant and vest immediately. The expiration date of the options is April 30, 2023. The fair value of the options was $90,923 and was recognized as stock-based compensation for the year ended April 30, 2018. These costs are classified as management and administrative expense

The Company estimated the fair value of these option grants using the Black-Scholes model with the following information and assumptions:

	For the years ended April 30,
	2019	2018
Options issued/re-priced	-	1,400,000
Expected volatility	-	296.7%
Expected term	-	5 years
Risk free rate	-	2.79%
Fair value of options issued/re-priced$	-	$90,923

The following is a summary of the Company’s options issued and outstanding in conjunction with the Company’s Stock Option Plan:

	For the year ended April 30,
	2019		2018
	Options	Price (a)	Options	Price (a)
Beginning balance	6,210,000	$0.06	4,810,000	$0.06
Issued	-	-	1,400,000	0.065
Exercised	-	-	-	-
Expired/Repriced	-	-	-	-
Ending balance	6,210,000	$0.06	6,210,000	$0.06

(a) Weighted average exercise price.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2019

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of April 30, 2019:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term
October 18, 2016	4,810,000	$0.06	2.47
April 30, 2018	1,400,000	0.065	4.00
Total options	6,210,000	$0.06	2.90

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of April 30, 2019, there was no unrecognized compensation cost related to stock-based options and awards.

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Expiration Date	Options	Weighted AverageExercise Price
Mining interests	April 11, 2020 to January 15, 2029	435,000	$0.25
Stock option plan	October 18, 2021 to April 30, 2023	6,210,000	0.06
Outstanding and exercisable at April 30, 2019		6,645,000	$0.07

The aggregate intrinsic value of all options vested and exercisable at April 30, 2019, was $Nil based on the Company’s closing price of $0.031 per common share at April 30, 2019. The Company’s current policy is to issue new shares to satisfy option exercises.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended April 30, 2019 and 2018 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the years ended April 30, 2019 and 2018, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2019, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of April 30, 2019, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

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

Management’s Remediation Initiatives.

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company

Management is currently evaluating avenues for mitigating the Company’s internal controls weaknesses but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization. Since the Company has not generated any significant revenues, the Company is limited in its options for remediation efforts.

Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting during the fiscal year ending April 30, 2019.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred prior to the Company’s most recent financial quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION.

None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	57	Chairman of the Board
David Segelov	52	President and Director
Kelly Stopher	56	Chief Financial Officer and Corporate Secretary/Treasurer
Paul Coombs	47	Director
Thomas Power	56	Director
Ronald D. Nilson	65	Director

Set forth below is a brief description of the background and business experience of the Company’s officers and directors:

Lindsay E. Gorrill - Chairman

Mr. Lindsay Gorrill is a Chartered Accountant and has university degrees in Finance and Marketing. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Mr. Gorrill has served as a member of the Company’s Board of Directors since July 2007. Mr. Gorrill currently serves as the Company’s Chairman of the Board and has in the past served as the Company’s President and Treasurer. Between July 2007and October 2015, Mr. Gorrill previously served on the Board of Directors of JayHawk Energy, Inc. which was quoted via the OTC Markets, and also in the past served as JayHawk Energy, Inc.’s Chairman, President, Chief Executive Officer and Chief Financial Officer. Mr. Gorrill has also previously served as a member of the Board of Directors of Latera Ventures Corp, a company quoted via the OTC Markets. He has served in the past, as President, Chief Operating Officer and as a member of the Board of Directors of Berkley Resources Inc., a company listed on the TSX Venture Exchange. He has also been, since September 2009, a member of the Board of Directors of Deer Horn Metals, Inc., a TSX Venture Exchange listed company.

David Segelov – President and Director

Mr David Segelov is a Chartered Financial Analyst (CFA) and has a Masters of Business Administration from Columbia University in New York and also holds a law degree from Sydney University. He is the sole partner of Reverse Swing Capital (“Reverse Swing”) which is a financial consulting firm.  Reverse Swing provides financial analysis of investments and ideas for hedge funds in New York with a primary focus on resource companies (with an expertise in gold investments) in the USA, Australia and Canada. Prior to Reverse Swing Capital, he was analyst at various hedge funds including Para Partners in New York for five years. He holds no executive or management positions with any other public company.  From August 2015 till December 2017, Mr. Segelov held the position of CFO of Driver Digital Holdings, Inc., a privately held children’s media company based in New York City. Mr. Segelov has been a Director of Star Gold Corp. since December 2011 and has in the past served as the Company’s Chief Executive Officer.

Kelly J. Stopher – Chief Financial Officer and Corporate Secretary/Treasurer

Mr. Kelly Stopher was appointed Chief Financial Officer of the Company on October 20, 2010. Mr. Stopher has 29 years experience in accounting and finance. Mr. Stopher is the Managing Partner of Palouse Advisory Partners, providing Chief Financial Officer services to clients. Mr. Stopher has developed strategies to implement financial management systems, internal control policies and procedures, and financial reporting and modeling for small-cap companies. Mr. Stopher served as Chief Financial Officer and interim President/ Chief Executive Officer for JayHawk Energy, Inc., a company quoted via the OTC Markets. Mr. Stopher also served on the Board of Directors of Jayhawk Energy, Inc. Mr. Stopher holds a Bachelors degree from Washington State University in Business Administration - Accounting.

Paul Coombs - Director

Mr. Coombs has over fifteen years of experience in the exploration and development of gold mining properties in North America, Europe and Africa. Mr. Coombs structured and supervised the financial operations for Falconbridge Ltd, Noranda Inc. and Xstrata PLC’s North American gold production. At the height of his responsibility, Mr. Coombs managed responsibilities of hedging, selling and refining of more than 1 million ounces of gold annually. More recently, he was CFO of the Canadian company Canada Fluorspar Inc., which was previously listed on the TSX Venture Exchange. Mr. Coombs has served as a Director of Star Gold Corp. since September 2014.

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

Ronald D. Nilson - Director

Mr. Nilson is the President and CEO of Ground Force Worldwide (“Ground Force”) based in Post Falls, Idaho. Mr. Nilson has run Ground Force since 2000. Ground Force is an engineering and manufacturing company, specializing in mining equipment. Ground Force designs, engineers and manufactures specialized equipment to be used in open pit and underground mines around the world. It is a company with global reach - operating three factories in north Idaho and factories in Newcastle, England and in Lima, Peru. Ground Force is licensed by Caterpillar Inc. as an OEM Manufacturer and continues to build many of its products based on Caterpillars’ chassis. Mr. Nilson has served as a Director of Star Gold since February 2014.

Thomas Power - Director

Mr. Power is President and CEO of Sunshine Minting, Inc. He also is Chairman of the Board of Sunshine Minting International (Shanghai) Co. Ltd which is a joint venture between Sunshine Minting, Inc. and Shanghai JinYuan Culture Development Co. Ltd., for the production of precious metal blanks and products in Shanghai, China.

Mr. Power has over 26 years of experience in the precious metals and minting fields. He began his career in this field with Johnson Matthey Ltd., the Canadian division of Johnson Matthey PLC based in the United Kingdom. During his tenure with Johnson Matthey, Mr. Power held several key management positions in both Operations and Sales. Mr. Power has served as a Director of Star Gold since March 2015.

TERM OF OFFICE

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of its stockholders or until a replacement is duly elected or until removed from office in accordance with the Company’s Bylaws. The Company’s officers are appointed by the Board of Directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

The Company has no employees.

AUDIT COMMITTEE

Star Gold Corp. is not a listed issuer and as such the Company’s Board of Directors is not required to maintain a separately designated standing audit committee. However, the Company has voluntarily chosen to establish an audit-committee that consists of directors Lindsay E. Gorrill and Paul Coombs. Although neither member of the audit committee is independent both have the requisite educational and professional background to be considered as financial experts.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based on the Company’s review it believes that all required reports of Reporting Persons were filed for the year ended April 30, 2019.

ITEM 11.
EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company’s named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2019:

						Non-Qualified
					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation	All other
	Salary	Bonus (a)	Awards	Awards	Compensation	Earnings	compensation	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Lindsay Gorrill, Chairman
2019	$-	$-	$-	$-	$-	$-	$-	$-
2018	-	-	-	22,731	-	-	-	22,731
2017	-	-	-	107,976	-	-	-	107,976
David Segelov, President and director
2019	$-	$-	$-	$-	$-	$-	$-	$-
2018	-	-	-	22,731	-	-	-	22,731
2017	-	-	-	53,988	-	-	-	53,988
Kelly Stopher, Chief Financial Officer
2019	$-	$-	$-	$-	$-	$-	$30,000(a)	$30,000
2018	-	-	-	12,989	-	-	30,000(a)	42,989
2017	-	-	-	15,590	-	-	30,000(a)	45,590
Ronald Nilson, Director
2019	$-	$-	$-	$-	$-	$-	$-	$-
2018	-	-	-	9,742	-	-	-	9,742
2017	-	-	-	22,495	-	-	-	22,495
Paul Coombs, Director
2019	$-	$-	$-	$-	$-	$-	$-	$-
2018	-	-	-	9,742	-	-	-	9,742
2017	-	-	-	28,494	-	-	-	28,494
Thomas Power, Director
2019	$-	$-	$-	$-	$-	$-	$-	$-
2018	-	-	-	9,742	-	-	-	9,742
2017	-	-	-	22,495	-	-	-	22,495

(a)
Mr. Stopher provides all services typical of an accounting department for a small company. Mr. Stopher’s firm, Palouse Advisory Partners, LLC, is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2019, the Company did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

None.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The Company has adopted its 2011 Stock Option/Restricted Stock Plan. See Note 10 for a discussion on the 2011 Plan and issuances of options pursuant to the 2011 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of July 15, 2019 by: (i) each person (including any group) known to it to own more than five percent (5%) of any class of its voting securities, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Lindsay Gorrill Coeur d’Alene, ID (Chairman)	25,550,826	(1) (2))	30.9%	(3)
Common stock	David Segelov Bergenfeld, NJ (President and Director)	2,059,648		2.6%	(6)
Common stock	Kelly Stopher Spokane, WA (Chief Financial Officer)	1,419,396		1.8%	(7)
Common stock	Ronald D. Nilson Post Falls, ID (Director)	3,125,000		4.0%	(8)
Common stock	Paul Coombs St. John’s, Newfoundland, Canada (Director)	3,576,216		4.6%	(9)
Common stock	Thomas Power Hayden, ID (Director)	6,450,000		8.1%	(10)
Common stock	All Directors and Officers as a Group	43,050,482		45.9%	(11)

(1)
Includes 18,286,222 common shares held directly by Chairman of the Board of Directors (Direct ownership) of which 3,441,779 common shares are held by the spouse of the Chairman of the Board of Directors

(2)
 Gorrill: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 26,420,222 divided by (77,394,841 + 5,984,000 + 2,150,000) = 30.9%

(3)
Segelov: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 2,059,648 divided by (77,394,841 + 300,000+ 1,250,000) = 2.6%

(4)
Stopher: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 1,419,396 divided by (77,394,841 + 0 + 960,000) = 1.8%

(5)
Nilson: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 3,125,000 divided by (77,394,841 + 1,000,000 + 525,000) = 4.0%

(6)
Coombs: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 3,576,216 divided by (77,394,841 + 1,050,000 + 625,000) = 4.5%

(7)
Power: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 6,450,000 divided by (77,394,841 + 2,000,000 + 525,000) = 8.1%

(8)
All officers and directors: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 44,150,500 divided by (76,434,424 + 11,134,000 + 6,035,000) = 47.2%

5% STOCKHOLDERS		Amount and Nature of Beneficial Ownership	Percentage of Common Stock
Common stock	Lindsay Gorrill, Coeur d’Alene, ID	26,420,222	30.9%
Common stock	Thomas Power, Hayden, ID	6,450,000	8.1%
Common stock	Joshua H. Landes, New York, NY	5,991,933	7.5%

Notes: Based on 77,394,841 shares of the Company’s common stock issued and outstanding as of July 17, 2019, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2019.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described elsewhere in this report on Form 10-K, none of the following parties has, since the Company’s date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

i.
Any of the Company’s directors or officers;
ii.
Any person proposed as a nominee for election as a director;
iii.
Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company’s outstanding shares of common stock;
iv.
Any of the Company’s promoters; and
v.
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

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2019 and 2018, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the years ended April 30,
	2019	2019
Audit fees	$24,000	$23,605
Tax fees	2,255	2.203
All other fees	-	-
Total audit fees	$26,255	$25,808

  PART IV

ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

10.3	Property Option Agreement dated January 15, 2010 between Minquest, Inc., and Star Gold Corp.

10.4	Amendment to Longstreet Property Option Agreement dated December 10, 2014 between Minquest, Inc. and Star Gold Corp.

10.5	Amendment to Longstreet Property Option Agreement dated January 5, 2016 between Minquest, Inc. and Star Gold Corp.

10.6	Option and Lease of Water Rights Agreement dated January 19, 2017 between Stone Cabin Company, LLC and Star Gold Corp.

10.7	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.

10.8	Amendment to Longstreet Property Option Agreement dated December 4, 2018 between Great Basin Resources, Inc. and Star Gold Corp. (3)

99.1	Shareholder Letter January 23, 2017(4)

99.2	Shareholder Letter March 28, 2018(5)

99.3	Shareholder Letter January 2019

14.1	Code of Ethics. (2)

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC, on February 02, 2012, as an exhibit to Form 8-K.
(3)	Filed with the SEC, on December 6, 2018, as an exhibit to Form 8-K.
(4)	Filed with the SEC, on January 1, 2017, as an exhibit to Form 8-K.
(5)	Filed with the SEC, on March 21, 2018, as an exhibit to Form 8-K.
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

STAR GOLD CORP.

Date:	July 17, 2019		/s/ DAVID SEGELOV

		By:	David Segelov
President and Director
(Principal Executive Officer)

Date:	July 17, 2019		/s/ KELLY J. STOPHER

		By:	Kelly J. Stopher
Chief Financial Officer and Corporate Secretary/Treasurer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 17, 2019	By:	/s/ DAVID SEGELOV

President and Director
(Principal Executive Officer)

Date:	July 17, 2019		/s/ KELLY J. STOPHER

		By:	Kelly J. Stopher
Chief Financial Officer and Corporate Secretary/Treasurer
(Principal Financial Officer)