Form 10-Q
period 2019-07-31
Star Gold Corp.
filed 2019-09-16
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934
 For the quarterly period ended July 31, 2019

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934
For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52711

STAR GOLD CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1875 N. Lakewood Drive, Suite 200 Coeur d'Alene, Idaho	83814
(Address of principal executive office)	(Postal Code)

(208) 664-5066
(Issuer's telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post filed).Yes ☒    No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of September 13, 2019 there were 77,394,841 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

STAR GOLD CORP.
BALANCE SHEETS (UNAUDITED)

	July 31, 2019	April 30, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$339,620	$440,316
Other current assets (NOTE 5)	20,740	22,845
TOTAL CURRENT ASSETS	360,360	463,161
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	478,691	467,107
OTHER ASSETS – NON-CURRENT (NOTE 5)	457	2,557
RECLAMATION BOND	21,600	21,600
TOTAL ASSETS	$861,108	$954,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,380	$19,246
TOTAL CURRENT LIABILITIES	50,380	19,246

TOTAL LIABILITIES	50,380	19,246
COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 77,394,841 shares issued and outstanding	77,395	77,395
Additional paid-in capital	11,560,527	11,560,527
Accumulated deficit	(10,827,194)	(10,702,743)
TOTAL STOCKHOLDERS’ EQUITY	810,728	935,179
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$861,108	$954,425

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	July 31, 2019	July 31, 2018
OPERATING EXPENSE
Mineral exploration expense	$26,630	$24,628
Pre-development expense	29,073	45,046
Legal and professional fees	40,260	29,895
Management and administrative	28,343	31,452
Depreciation	416	416
TOTAL OPERATING EXPENSES	124,722	131,437
LOSS FROM OPERATIONS	(124,722)	(131,437)
OTHER INCOME (EXPENSE)
Interest expense	(215)	(200)
Interest income	486	558
TOTAL OTHER INCOME (EXPENSE)	271	358
NET LOSS	$(124,451)	$(131,079)
Basic and diluted loss per share	$-	$-
Basic and diluted weighted average number shares outstanding	77,394,841	76,434,424

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended July 31, 2019 and 2018 (UNAUDITED)

	Common Stock
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’Equity
BALANCE, April 30, 2018	76,434,424	$76,434	$11,501,613	$(10,367,039)	$1,211,008
Net loss	-	-	-	(131,079)	(131,079)
BALANCE, July 31, 2018	76,434,424	$76,434	$11,501,613	$(10,498,118)	$1,079,929

BALANCE, April 30, 2019	77,394,841	$77,395	$11,560,527	$(10,702,743)	$935,179
Net loss	-	-	-	(124,451)	(124,451)
BALANCE, July 31, 2019	77,394,841	$77,395	$11,560,527	$(10,827,194)	$810,728

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	July 31, 2019	July 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(124,451)	$(131,079)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	416	416
Changes in operating assets and liabilities:
Other current assets	2,105	7
Other assets	2,100	3,781
Accounts payable	31,134	62,575
Net cash used by operating activities	(88,696)	(64,300)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Net cash used in investing activities	(12,000)	(12,000)
Net change in cash and cash equivalents	(100,696)	(76,300)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	440,316	832,426
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$339,620	$756,126

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2019

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

In the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair statement of the interim financial statements have been included. The balance sheet at April 30, 2019 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars.  Operating results for the three month period ended July 31, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2020.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019.

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
JULY 31, 2019

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

At July 31, 2019 and April 30, 2019, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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
JULY 31, 2019

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements in order to compare to the current year financial statement presentation. These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Adoption of this update on May 1, 2019 had no impact on the Company’s financial statement.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of the standard for stock-based compensation to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 became effective for the Company on May 1, 2019. Adoption of this update on May 1, 2019 had no impact on the Company’s financial statement.

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

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2019

The outstanding securities at July 31, 2019 and 2018 that could have a dilutive effect are as follows:

	July 31, 2019	July 31, 2018
Stock options	6,645,000	6,650,000
Warrants	29,039,849	30,654,249
TOTAL POSSIBLE DILUTIVE SHARES	35,684,849	37,304,249

For the three months ended July 31, 2019 and 2018, respectively, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive and so are excluded in the diluted EPS.

NOTE 4– EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at July 31, 2019 and April 30, 2019:

	July 31, 2019	April 30, 2019
Equipment	$4,995	$32,002
Less accumulated depreciation	(2,428)	(29,019)
Equipment, net of accumulated depreciation	2,567	2,983
Mining interest - Longstreet	476,124	464,124
TOTAL EQUIPMENT AND MINING INTEREST	$478,691	$467,107

Pursuant to the Longstreet Property Option Agreement, as amended, (the “Longstreet Agreement”) originally entered into by the Company on or about January 15, 2010, the Company leases, with an option to acquire, unpatented mining claims located in the State of Nevada known as the Longstreet Property. Under the agreement, the Company is required to make minimal lease payments in the form of cash and options to purchase shares of the Company’s common stock.

On December 4, 2018, the Company amended the Longstreet Agreement to change the due date of certain expenditures required by that agreement (the “2018 Amendment”). The Amendment extends the due date of the 2019 expenditures from January 16, 2019 to August 31, 2019 and also extends the due date of the 2020 expenditures from January 16, 2020 to August 31, 2020. No other provisions of the Longstreet Agreement, as previously amended, were affected by the Amendment.

In addition, the Company is obligated, pursuant to the Longstreet Agreement, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. The Longstreet Agreement obligates the Company to minimal expenditures to be spent on the Longstreet Property. All allowable expenditures in excess of the required annual expenditures are carried over to the subsequent year.
During each of the three-month periods ended April 30, 2019 and 2018, the Company paid the annual $12,000 advance royalty, for the Clifford claims.

The schedules of future minimum required expenditures, annual payments, and number of stock options to be issued pursuant to the Longstreet Agreement are as follows:

Required expenditure
January 17, 2018 through August 31, 2019	$500,000
September 1, 2019 through August 31, 2020	700,000
TOTAL	$1,200,000

	Cash payment (1)	Stock options
January 16, 2020	$45,000	50,000
Payment due upon transfer but no later than January 16, 2021	85,000	-
TOTAL	$130,000	50,000

(1)
Does not include $12,000 annual advance royalty payment related to Clifford claims.
As of July 31, 2019, the Company was in compliance with the expenditure provisions of the Longstreet Agreement, as amended.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2019

On August 12, 2019, the Company amended the Longstreet Agreement to eliminate the required property expenditure structure and to implement new consideration for the transfer of the Longstreet Property pursuant to that Agreement (Note 10).

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

The following is a summary of the Company’s Other Assets at July 31, 2019 and April 30, 2019.

	July 31, 2019	April 30, 2019
Option on water rights lease agreements, net	$11,954	$15,735
Prepaid insurance and other expenses	9,243	9,667
Total	21,197	25,402
Less Other Assets - Current	(20,740)	(22,845)
TOTAL OTHER ASSETS - NON-CURRENT	$457	$2,557

NOTE 6– RELATED PARTY TRANSACTIONS

The Company rented office space from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s former President and current Chairman of the Board of Directors. The lease was on a month-to-month basis as financial resources were available. The Company terminated the lease effective November 1, 2018. For the three months ended July 31, 2019 and 2018, office rent was $Nil and $750, respectively.

During the three months ended April 30, 2019, the Company paid a member of the Company’s Board of Directors for consulting and investor relation services in the amount of $4,000. The balance is included in “Accounts payable and accrued liabilities” at July 31, 2019. There was no payment for such services during the three months ended April 30, 2018.

NOTE 7 – STOCKHOLDERS’ EQUITY

On October 26, 2018, the Company issued 960,417 shares of its common stock in lieu of cash payment for accounts payable. The value of the shares issued was $57,625, based on a price of $0.06 per share which was the fair value on the date of issuance.

NOTE 8 – WARRANTS

The following is a summary of activity for warrants to purchase shares of the Company’s stock through April 30, 2019.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2019

	Warrants	Weighted average exercise price
Balance outstanding at April 30, 2018 and April 30, 2019	30,654,249	$0.16
Expired	(1,614,400)	(0.23)
Balance outstanding at July 31, 2019	29,039,849	$0.16

There were no warrants to purchase shares of the Company’s common stock issued or exercised during the three months ended July 31, 2019 and 2018, respectively.

The composition of the Company’s warrants outstanding at April 30, 2019 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 12, 2015	October 12, 2020	4,241,000	$0.20	1.20
October 12, 2016	October 12, 2021	14,000,000	0.15	2.20
October 31, 2017	October 31, 2020	10,798,849	0.15	1.25
		29,039,849	$0.16	1.70

NOTE 9 - STOCK OPTIONS

Options issued for mining interest

In consideration for its mining interest (see Note 4), the Company is obligated to issue stock options to purchase shares of the Company’s common stock based on "fair market price" which for financial statement purposes is considered to be the closing price of the Company's common stock on the issue dates. Those costs are capitalized as Mining Interest (Note 4). No options were issued for mineral interests during the three months ended July 31, 2019 and 2018.

Options outstanding for mining interest totaled 435,000 at both April 30, 2019 and July 31, 2019 and are fully vested. As of July 31, 2019, the remaining weighted average term of the option grants for mining interest was 4.16 years. As of July 31, 2019, the weighted average exercise price of the option grants for mining interest was $0.26 per share.

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

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of July 31, 2019 and 2018, respectively, there was no unrecognized compensation cost related to stock-based options and awards. No options were issued under the 2011 Plan during the three months ended July 31, 2019 and 2018, respectively.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2019

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of July 31, 2019:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term
October 18, 2016	4,810,000	$0.06	2.22
April 30, 2018	1,400,000	0.065	3.75
Total options	6,210,000	$0.06	2.67

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of April 30, 2019, there was no unrecognized compensation cost related to stock-based options and awards.

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Expiration Date	Options	Weighted Average Exercise Price
Mining interests	April 11, 2020 to January 15, 2029	435,000	$0.26
Stock option plan	October 18, 2021 to April 30, 2023	6,210,000	0.06
Outstanding and exercisable at April 30, 2019		6,645,000	$0.07

The aggregate intrinsic value of all options vested and exercisable at July 31, 2019, was $Nil based on the Company’s closing price of $0.045 per common share at July 31, 2019. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 10 – SUBSEQUENT EVENTS

On August 12, 2019, the Company and Great Basin Resources, Inc. (“Great Basin”) agreed to amend the Longstreet Agreement (Note 4) to eliminate the required property expenditure structure and to implement new consideration for the transfer of the Property pursuant to that agreement (the “2019 Amendment”). The Amendment eliminated the remainder of the required property expenditures set forth in the Longstreet Agreement, as amended. Furthermore, the Amendment sets forth that upon the Company: a) repricing 435,000 existing options to purchase Company common stock at the exercise price of $0.04; b) issuing an additional 500,000 options to purchase Company common stock at the exercise price of $0.04; c) making a cash payment of $50,000 to Great Basin (paid on August 19 2019) and d) entering into a consulting agreement with Great Basin with a term of eighteen months, Great Basin shall transfer title to the Property to the Company.

The Amendment also grants the Company the option, to be exercised no later than six (6) months following the first receipt of proceeds from the sale of ore from the Property, to purchase one-half of Great Basin’s 3.0% Net Smelter Royalty for a payment of $1,750,000.

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

Any statement that expresses or involves discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or states that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●
Risks related to the Company’s properties being in the exploration stage;
●
Risks related to the mineral operations being subject to government regulation;
●
Risks related to environmental concerns;
●
Risks related to the Company’s ability to obtain additional capital to develop the Company’s resources, if any;
●
Risks related to mineral exploration and development activities;
●
Risks related to mineral estimates;
●
Risks related to the Company’s insurance coverage for operating risks;
●
Risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;
●
Risks related to the competitive industry of mineral exploration;
●
Risks related to the title and rights in the Company’s mineral properties;
●
Risks related to the possible dilution of the Company’s common stock from additional financing activities;
●
Risks related to potential conflicts of interest with the Company’s management;
●
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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2019. The following statements may be forward-looking in nature and actual results may differ materially.

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

The Company will perform basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation). The Company may enter joint venture agreements with other companies to fund further exploration and/or development work. It is the Company’s plan to focus on assembling a high-quality group of mid-stage mineral (primarily gold and silver) exploration prospects, using the experience and contacts of the management group. By such prospects, the Company means properties that have been previously identified by third parties, (including prior owners and/or exploration companies), as containing mineral deposits with potential for economic mineralization. Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results. Accordingly, such acquired projects will have prior exploration history and/or will have strong similarity to a recognized geologic ore deposit model. Geographic emphasis will be place on the western United States.

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

Portions of the Company’s mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property name	Longstreet
Third parties	Great Basin Resources, Inc. and Clifford
Number of claims	142 (1)
Acres (approx.)	2,500
Agreements/Royalties
Royalties	3% Net Smelter Royalty (“NSR”)
Annual lease payments – total due through 2020	$130,000
Minimum exploration expenditures – total due through 2020	$1,200,000
Stock options – total due through 2020	50,000
Annual advance royalty payment	$12,000
(1)
Great Basin Resources, Inc. (“Great Basin”) took assignment from MinQuest, Inc., of the 142 claims which are leased to the Company under the Longstreet Agreement (which was also assigned to Great Basin) (Note 4 of the financial statements contained in Item 8) and Clifford owns 5 claims (also Note 4) which are managed by the Company.
(2)
On August 12, 2019, the Company and Great Basin Resources, Inc. (“Great Basin”) agreed to amend the Longstreet Agreement (Note 4) to eliminate the required property expenditure structure and to implement new consideration for the transfer of the Property pursuant to that agreement (the “2019 Amendment”). The Amendment eliminated the remainder of the required property expenditures set forth in the Longstreet Agreement, as amended.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 1875 Lakewood Drive, Suite 200, Coeur d’Alene, ID 83814. The telephone number is (208) 664-5066. Star Gold Corp. does not currently own title to any real property.

Employees

The Company has no employees as of the date of this Quarterly Report on Form 10-Q. Star Gold Corp. conducts business largely through independent contractor agreements with consultants.

Research and Development Expenditures

The Company has not incurred any research expenditures since incorporation

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

Assuming the results of the above-referenced studies are favorable, the Company intends to proceed to the preparation of an EIS and plan of operation for the Longstreet Project (the “Plan of Operations”). The eventual objectives of the EIS and the Plan of Operations are the issuance, by each responsible agency, of the necessary permits to authorize the construction of, and ongoing operations at, an open pit/heap leach mine at the Longstreet Property.

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

RESULTS OF OPERATIONS
	For the three months ended July 31,
	2019	2018	$ Change	% Change
Mineral exploration expense	$26,630	$24,628	$2,002	8.1%
Pre-development expense	29,073	45,046	(15,973)	(35.5%)
Legal and professional fees	40,260	29,895	10,365	34.7%
Management and administrative	28,343	31,452	(3,109)	(9.9%)
Depreciation	416	416	-	N/A
Interest expense	215	200	15	7.5%
Interest (income)	(486)	(558)	72	(12.9%)
NET LOSS	$124,451	$131,079	$(6,628)	(5.1%)

The Company earned no operating revenue in 2019 or 2018 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended July 31, 2019 of $124,451 decreased by $6,628 from 2018 total net loss of $131,079.

Mineral exploration and consultants’ expense
	For the three months ended July 31,
	2019	2018	$ Change	% Change
Drilling and field work	$1,386	$804	$582	72.4%
Claims	25,244	23,824	1,420	6.0%
Total mineral exploration and consultants’ expense	$26,630	$24,628	$2,002	8.1%

Mineral exploration and consultants’ expense for the three months ended July 31, 2019 was $26,630, an increase of $2,002 from 2018 mineral exploration and consultants’ expense of $24,628. The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit for construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended July 31,
	2019	2018	$ Change	% Change
Flora and fauna contractor	$8,060	$8,837	$(777)	(8.8%)
Environmental impact and plan of operations	11,857	12,013	(156)	(1.3%)
Project management	5,375	20,415	(15,040)	(73.7%)
Water rights costs	3,781	3,781	-	0.0%
Aerial mapping	-	-	-	N/A
Total pre-development expense	$29,073	$45,046	$(15,973)	(35.5%)

Pre-development expense for the three months ended July 31, 2019 was $29,073, a decrease of $15,973 from 2018 pre-development expense of $45,046. The Company is currently assembling bids from engineering firms for development of a full Plan of Operations and Mine Schedule for development and eventual submission of an application to permit construction of a heap leach mining operation on the Longstreet Property.

Legal and professional fees

	For the three months ended July 31,
	2019	2018	$ Change	% Change
Audit and accounting	$15,000	$15,000	$-	0.0%
Legal fees	2,200	2,338	(138)	(5.9%)
Public company expense	15,364	12,557	2,807	22.4%
Investor relations	7,696	-	7,696	N/A
Total legal and professional fees	$40,260	$29,895	$10,365	34.7%

There was no change in audit and accounting fees of $15,000 for the three months ended July 31, 2019 compared to the three months ended July 31, 2018.

The primary component of public company expense is the annual fee associated with OTC Markets for the Company’s OTCQB status. Public company expense increased $2,807 in conjunction with services provided by the company’s transfer agent.

Legal fees decreased $138 from $2,338 for the three months ended July 31, 2018 to $2,200 for the three months ended July 31, 2019. There are no pending legal issues or contingencies as of July 31, 2019.

Management and administrative expense

	For the three months ended July 31,
	2019	2018	$ Change	% Change
Auto and travel	$4,847	$7,659	$(2,812)	(36.7%)
General administrative and insurance	9,641	8,821	820	9.3%
Management fees and payroll	12,660	13,253	(593)	(4.5%)
Office and computer expense	1,019	631	388	61.5%
Rent and lease expense	-	750	(750)	(100.0%)
Telephone and utilities	176	338	(162)	(47.9%)
Total management and administrative	$28,343	$31,452	$(3,109)	(9.9%)

Total management and administrative expense decreased $3,109 to $28,343 compared to 2018 expense of $31,452.

The primary difference was attributable to auto and travel expenses decreasing $2,812 for the three months ended July 31, 2019 compared to the prior three months ended April 30, 2018.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	July 31, 2019	April 30, 2019
Current assets	$360,360	$463,161
Current liabilities	50,380	19,246
Working capital	$309,980	$443,915

	For the three months ended
CASH FLOWS	July 31, 2019	July 31, 2018
Cash flow used by operating activities	$(88,696)	$(64,300)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	-	-
Net decrease in cash during period	$(100,696)	$(76,300)

As of July 31, 2019, the Company had cash on hand of $339,620. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

The Company has sufficient capital to meet its obligations for the next twelve months but will require additional financing to complete its planned permitting tasks.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended July 31, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS.

Star Gold Corp. is not a party to any material legal proceedings, and, to Management’s knowledge, no such proceedings are threatened or contemplated. No director, officer or affiliate of Star Gold Corp. and no owner of record or beneficial owner of more than 5% of the Company’s securities or any associate of any such director, officer or security holder is a party adverse to Star Gold Corp. or has a material interest adverse to Star Gold Corp. in reference to pending litigation.

ITEM 1A.
RISK FACTORS.

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2019 which was filed with the SEC on July 22, 2019.

ITEM 2.
RECENT SALES OF UNREGISTERED SECURITIES.

None.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.
MINE SAFETY DISCOSURES.

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

ITEM 5.
OTHER INFORMATION.

None

ITEM 6.
EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics. (2)

99.1	Property Option Agreement dated January 15, 2010 between Minquest, Inc., and Star Gold Corp.

99.1	Amendment to Longstreet Property Option Agreement dated December 10, 2014 between Minquest, Inc. and Star Gold Corp.

99.1	Amendment to Longstreet Property Option Agreement dated January 5, 2016 between Minquest, Inc. and Star Gold Corp.

99.1	Option and Lease of Water Rights Agreement dated January 19, 2017 between Stone Cabin Company, LLC and Star Gold Corp.

99.1	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.

10.5	2019 Amendment to Longstreet Property Option Agreement

99.2	Shareholder Letter January 23, 2017

99.2	Shareholder Letter March 20, 2018

99.2	Longstreet Property Press Release August 14, 2019

99.2	Shareholder Letter September 10, 2019

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC, on February 02, 2012, as an exhibit to Form 8-K.
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

STAR GOLD CORP.

Date:	September 12, 2019	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	September 12, 2019		/s/ KELLY J. STOPHER
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)