Form 10-Q
period 2019-10-31
Star Gold Corp.
filed 2019-12-16
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended October 31, 2019

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52711

STAR GOLD CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1875 N. Lakewood Drive, Suite 200 Coeur d’Alene, Idaho	83814
(Address of principal executive office)	(Postal Code)

(208) 664-5066
(Issuer’s telephone number)

Name of Each Exchange on Which
Title of Each Class	Trading Symbol	Registered
Common Stock,	SRGZ	OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 13, 2019 there were 77,394,841 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
BALANCE SHEETS (UNAUDITED)

	October 31, 2019	April 30, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$100,567	$440,316
Other current assets (NOTE 5)	16,988	22,845

TOTAL CURRENT ASSETS	117,555	463,161
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	544,318	467,107
OTHER ASSETS – NON-CURRENT (NOTE 5)	-	2,557
RECLAMATION BOND (NOTE 4)	89,400	21,600

TOTAL ASSETS	$751,273	$954,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$34,590	$19,246

TOTAL CURRENT LIABILITIES	34,590	19,246

TOTAL LIABILITIES	34,590	19,246

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 77,394,841 shares issued and outstanding	77,395	77,395
Additional paid-in capital	11,576,571	11,560,527
Accumulated deficit	(10,937,283)	(10,702,743)

TOTAL STOCKHOLDERS’ EQUITY	716,683	935,179

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$751,273	$954,425

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended October 31,				Six months ended October 31,
	2019		2018		2019		2018
OPERATING EXPENSE
Mineral exploration expense		$-		$(4,714)		$26,630		$19,914
Pre-development expense		28,690		45,766		57,763		90,812
Legal and professional fees		19,462		5,357		59,722		35,252
Management and administrative		61,518		38,490		89,860		69,942
Depreciation		416		416		833		832
TOTAL OPERATING EXPENSES		110,086		85,315		234,808		216,752
LOSS FROM OPERATIONS		(110,086)		(85,315)		(234,808)		(216,752)
OTHER INCOME (EXPENSE)
Interest expense		(233)		(200)		(448)		(400)
Interest income		230		591		716		1,149
TOTAL OTHER INCOME (EXPENSE)		(3)		391		268		749
NET LOSS		$(110,089)		$(84,924)		(234,540)		(216,003)
Basic and diluted loss per share	$	Nil	$	Nil	$	Nil	$	Nil
Basic and diluted weighted average number shares outstanding		77,394,841		76,483,930		77,394,841		76,459,832

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three and six months ended October 31, 2019 and 2018 (UNAUDITED)

	Common Stock
	Shares	Par Value	Additional	Accumulated	Total
	Issued	$.001 per share	Paid in Capital	Deficit	Stockholders’ Equity
BALANCE, April 30, 2018	76,434,424	$76,434	$11,501,613	$(10,367,039)	$1,211,008
Net loss	-	-	-	(131,079)	(131,079)
BALANCE, July 31,2018	76,434,424	76,434	11,501,613	(10,498,118)	1,079,929
Net loss	-	-	-	(84,924)	(84,924)
Common stock issued at $0.06 per share in lieu of cash for vendor payable	960,417	961	56,664	-	57,625
BALANCE, October 31,2018	77,394,841	$77,395	$11,558,277	$(10,583,042)	$1,052,630

BALANCE, April 30, 2019	77,394,841	$77,395	$11,560,527	$(10,702,743)	$935,179
Net loss	-	-	-	(124,451)	(124,451)
BALANCE, July 31, 2019	77,394,841	77,395	11,560,527	(10,827,194)	810,728
Net loss	-	-	-	(110,089)	(110,089)
Options issued for mining interest	-	-	16,044	-	16,044
BALANCE, October 31,2019	77,394,841	$77,395	$11,576,571	$(10,937,283)	$716,683

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	October 31, 2019	October 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(234,540)	$(216,003)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	833	832
Changes in operating assets and liabilities:
	-	3,79
Other current assets	5,857	5
Other assets	2,557	3,781
Accounts payable	15,344	(10,768)
Net cash used by operating activities	(209,949)	(218,363)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(62,000)	(12,000)
Payments for collateral on reclamation bond	(67,800)	-
Net cash used in investing activities	(129,800)	(12,000)
Net change in cash and cash equivalents	(339,749)	(230,363)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	440,316	832,426

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100,567	$602,063

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Options issued for mining interest	$16,044	$-
Common stock issued for account payable	-	57,625

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2019

NOTE 1 – NATURE OF OPERATIONS

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair statement of the interim financial statements have been included. The balance sheet at April 30, 2019 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. Operating results for the three- and six-month period ended October 31, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2020.

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

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2019

Reclamation bond

The Reclamation bond constitutes cash held as collateral for the faithful performance of the bond securing exploration permits and are accounted for on a cost basis.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and reclamation bond. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2019

Fair Value Measures

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

At October 31, 2019 and April 30, 2019, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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
OCTOBER 31, 2019

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

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2019

The outstanding securities at October 31, 2019 and 2018 that could have a dilutive effect are as follows:

	October 31, 2019	October 31, 2018
Stock options	7,145,000	6,650,000
Warrants	29,039,849	30,654,249
TOTAL POSSIBLE DILUTIVE SHARES	36,184,849	37,304,249

For the three and six months ended October 31, 2019 and 2018, respectively, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive and so are excluded in the diluted EPS.

NOTE 4 – EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at October 31, 2019 and April 30, 2019:

	October 31, 2019	April 30, 2019
Equipment	$4,995	$32,002
Less accumulated depreciation	(2,845)	(29,019)
Equipment, net of accumulated depreciation	2,150	2,983
Mining interest - Longstreet	542,168	464,124
TOTAL EQUIPMENT AND MINING INTEREST	$544,318	$467,107

Pursuant to the Longstreet Property Option Agreement with Great Basin Resources, Inc. (“Great Basin”), as amended, which was originally entered into by the Company on or about January 15, 2010 (the “Longstreet Agreement”), the Company leases, with an option to acquire, unpatented mining claims located in the State of Nevada known as the Longstreet Property. Through August 12, 2019, the Company was required to make minimal lease payments in the form of cash and options to purchase shares of the Company’s common stock.

On December 4, 2018, the Company amended the Longstreet Agreement to change the due date of certain expenditures required by that agreement (the “2018 Amendment”). The 2018 Amendment extended the due date of the 2019 expenditures from January 16, 2019 to August 31, 2019 and also extended the due date of the 2020 expenditures from January 16, 2020 to August 31, 2020. No other provisions of the Longstreet Agreement, as previously amended, were affected by the 2018 Amendment.

On August 12, 2019, the Company and Great Basin agreed to amend the Longstreet Agreement (the “2019 Amendment”) to eliminate the required property expenditure structure and to implement new consideration for the transfer of the Property pursuant to that agreement. The 2019 Amendment eliminated the remainder of the required property expenditures. The 2019 Amendment sets forth Great Basin to transfer title, to the Company, of the mining interest upon the Company:

a)	adjusting the exercise price to $0.04 on 435,000 existing options to purchase Company common stock from exercise prices ranging from $0.05-$0.08 per share;

b)	issuing an additional 500,000 options to purchase Company common stock at the exercise price of $0.04;

c)	making a cash payment of $50,000 to Great Basin (paid on August 19, 2019) and

d)	entering into a consulting agreement with Great Basin with a term of eighteen (18) months.

On August 12, 2019, the Company repriced 435,000 existing options to purchase the Company’s common stock to an exercise price of $0.04 and issued an additional 500,000 options to purchase the Company’s common stock at an exercise price of $0.04. The fair value of the re-pricing and issuance of additional stock options was $16,044 which was capitalized as “Mining Interest”.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2019

On September 1, 2019, the Company executed a consulting agreement with Great Basin for a term of eighteen (18) months (the (“Consulting Agreement”). Under the Consulting Agreement, the Company will pay Great Basin $7,500 per month for the term of the Consulting Agreement.

The 2019 Amendment also grants the Company the option, to be exercised no later than six (6) months following the first receipt of proceeds from the sale of ore from the mining interest, to purchase one-half of Great Basin’s 3.0% Net Smelter Royalty, on the Longstreet Project, for a payment of $1,750,000.

No other provisions of the Longstreet Agreement, as previously amended, were affected by the 2019 Amendment.

In addition, the Company is obligated, pursuant to the Longstreet Agreement, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the six months ended October 31, 2019 and 2018, respectively, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property.

On September 20, 2019, the Company paid $67,800 to the United States Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5 – OTHER ASSETS

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

The following is a summary of the Company’s Other Assets at October 31, 2019 and April 30, 2019.

	October 31, 2019	April 30, 2019
Option on water rights lease agreements, net	$8,174	$15,735
Prepaid insurance and other expenses	8,814	9,667
Total	16,988	25,402
Less Other Assets - Current	(16,988)	(22,845)
TOTAL OTHER ASSETS - NON-CURRENT	$-	$2,557

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company rented office space from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s former President and current Chairman of the Board of Directors. The lease was on a month-to-month basis as financial resources were available. The Company terminated the lease effective November 1, 2018. For the three and six months ended October 31, 2018, office rent was $750 and $1,500, respectively. No rent was incurred under this agreement in the three and six months ended October 31, 2019.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2019

During the three and six months ended October 31, 2019, the Company paid a member of the Company’s Board of Directors (the “Board”) for consulting and investor relation services in the amount of $4,000 and $8,000, respectively. There was no payment for services during the three and six months ended October 31, 2018.

Effective September 1, 2019, the Board authorized the Company to enter into separate consulting agreements with the Chairman of the Board, two respective members of the Board and the Company’s Chief Financial Officer to reward, compensate and incentivize. The Company will accrue an aggregate $18,000 per month in consulting and management fees and, in the event of a change of control or sale of substantially all of the Company’s assets, these members of Company management shall collectively be granted bonuses equal to an aggregate two per cent (2%) of the value of the change of control or sale.

During the three and six months ended October 31, 2019, the Company incurred management fees of $4,000 and $26,000, respectively, for certain members of the Company’s board of directors. The balance of $26,000 is included in “Accounts payable and accrued liabilities” at October 31, 2019. There was no payment for such services during the three and six months ended October 31, 2018.

NOTE 7 – STOCKHOLDERS’ EQUITY

On October 26, 2018, the Company issued 960,417 shares of its common stock in lieu of cash payment for accounts payable. The value of the shares issued was $57,625, based on a price of $0.06 per share which was the fair value on the date of issuance. No shares of common stock have been issued during the six months ended October 31, 2019.

NOTE 8 – WARRANTS

The following is a summary of activity for warrants to purchase shares of the Company’s stock through October 31, 2019.

		Weighted average exercise
	Warrants	price
Balance outstanding at April 30, 2018 and April 30, 2019	30,654,249	$0.16
Expired	(1,614,400)	(0.23)
Balance outstanding at October 31, 2019	29,039,849	$0.16

There were no warrants to purchase shares of the Company’s common stock issued or exercised during the three months ended October 31, 2019 and 2018, respectively.

The composition of the Company’s warrants outstanding at October 31, 2019 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 12, 2015	October 12, 2020	4,241,000	$0.20	0.95
October 12, 2016	October 12, 2021	14,000,000	0.15	1.95
October 31, 2017	October 31, 2020	10,798,849	0.15	1.00
		29,039,849	$0.16	1.45

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2019

NOTE 9 – STOCK OPTIONS

Options issued for mining interest

In consideration for its mining interest (see Note 4), the Company was obligated to issue stock options to purchase shares of the Company’s common stock based on “fair market price” which for financial statement purposes is considered to be the closing price of the Company’s common stock on the issue dates. Those costs are capitalized as Mining Interest (Note 4).

For the three and six months ended October 31, 2019, there were 500,000 options issued for mining interest at the exercise price of $0.04 per share. During the three and six months ended October 31, 2019, the Company repriced 435,000 existing options to purchase Company common stock, to the exercise price of $0.04 per share, from exercise prices ranging from $0.05 to $0.80. The fair value of the issuance and repricing was $16,044.

For the three and six months ended October 31, 2018, there were no options issued for mining interest.

Options outstanding for mining interest totaled 435,000 at April 30, 2019 and 935,000 options at October 31, 2019 and are fully vested. As of October 31, 2019, the remaining weighted average term of the option grants for mining interest was 4.84 years. As of October 31, 2019, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of October 31, 2019 and 2018, respectively, there was no unrecognized compensation cost related to stock-based options and awards. No options were issued under the 2011 Plan during the three and six months ended October 31, 2019 and 2018, respectively.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2019

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of October 31, 2019:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term
October 18, 2016	4,810,000	$0.06	1.97
April 30, 2018	1,400,000	0.065	3.50
Total options	6,210,000	$0.06	2.31

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of October 31, 2019, there was no unrecognized compensation cost related to stock-based options and awards.

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

			Weighted Average
Options issued for:	Expiration Date	Options	Exercise Price
Mining interests	April 11, 2020 to January 15, 2029	935,000	$0.04
Stock option plan	October 18, 2021 to April 30, 2023	6,210,000	0.06
Outstanding and exercisable at October 31, 2019		7,145,000	$0.06

The aggregate intrinsic value of all options vested and exercisable at October 31, 2019, was $Nil based on the Company’s closing price of $0.03 per common share at October 31, 2019. The Company’s current policy is to issue new shares to satisfy option exercises.

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

Star Gold Corp. currently leases with an option to acquire certain unpatented mining claims located in the State of Nevada which in part make up what we refer to as the “Longstreet Property” (or the “Longstreet Project”). The Longstreet Property in its entirety comprises 142 mineral claims: 75 original optioned claims, of which 70 are unpatented staked claims and five claims leased from local ranchers, pursuant to the “Clifford Lease”; as well as 67 claims subsequently staked by Star Gold. The Longstreet Property covers a total area of approximately 2,500 acres (1,012 ha). The Longstreet Project is at an intermediate stage of exploration.

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

Portions of the Company’s mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property name	Longstreet
Great Basin Resources, Inc. and
Third parties	Clifford
Number of claims	142 (1)
Acres (approx.)	2,500
Agreements/Royalties
Royalties	3% Net Smelter Royalty (“NSR”)
Annual advance royalty payment	$12,000

(1)	Great Basin Resources, Inc. (“Great Basin”) took assignment from MinQuest, Inc., of the 142 claims which are leased to the Company under the Longstreet Agreement (which was also assigned to Great Basin) (Note 4 of the financial statements contained in Item 8) and Clifford owns 5 claims (also Note 4) which are managed by the Company.

(2)	On August 12, 2019, the Company and Great Basin Resources, Inc. (“Great Basin”) agreed to amend the Longstreet Agreement (Note 4) to eliminate the required property expenditure structure and to implement new consideration for the transfer of the Property pursuant to that agreement (the “2019 Amendment”). The Amendment eliminated the remainder of the required property expenditures set forth in the Longstreet Agreement, as amended.

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

Research and Development Expenditures

The Company has not incurred any research expenditures since incorporation

Reports to Security Holders

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC, all of which are available on the Company’s website at www.stargoldcorp.com. Electronically filed reports may also be accessed at www.sec.gov. Information may be obtained on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.

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

The Company anticipates the aforementioned tasks to be completed in early 2020, with the EIS prepared in late 2020 and early 2021.

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

RESULTS OF OPERATIONS
	For the three months ended October 31,
	2019	2018	$ Change	% Change

Mineral exploration expense	$-	$(4,714)	$4,714	(100.0%)
Pre-development expense	28,690	45,766	(17,076)	(37.3%)
Legal and professional fees	19,462	5,357	14,105	263.3%
Management and administrative	61,518	38,490	23,028	59.8%
Depreciation	416	416	-	0.0%
Interest expense	233	200	33	16.5%
Interest (income)	(230)	(591)	361	(61.1%)
NET LOSS	$110,089	$84,924	$25,165	29.6%

	For the six months ended October 31,
	2019	2018	$ Change	% Change

Mineral exploration expense	$26,630	$19,914	$6,716	33.7%
Pre-development expense	57,763	90,812	(33,049)	(36.4%)
Legal and professional fees	59,722	35,252	24,470	69.4%
Management and administrative	89,861	69,942	19,919	28.5%
Depreciation	832	832	-	N/A
Interest expense	448	400	48	12.0%
Interest (income)	(716)	(1,149)	433	(37.7%)
NET LOSS	$234,540	$216,003	$18,537	8.6%

The Company earned no operating revenue in 2019 or 2018 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended October 31, 2019 of $110,089 increased by $25,165 from 2018 total net loss of $84,924.

Total net loss for the six months ended October 31, 2019 of $234,540 increased by $18,537 from 2018 total net loss of $216,003.

Mineral exploration and consultants’ expense

	For the three months ended October 31,
	2019	2018	$ Change	% Change
Drilling and field work	$-	$(4,714)	$4,714	(100.0%)
Claims	-	-	-	N/A
Total mineral exploration and consultants’ expense	$-	$(4,714)	$4,714	(100.0%)

	For the six months ended October 31,
	2019	2018	$ Change	% Change
Drilling and field work	$1,386	$(3,910)	$5,296	(135.4%)
Claims	25,244	23,824	1,420	6.0%
Total mineral exploration and consultants’ expense	$26,630	$19,914	$6,716	33.7%

Exploration and consultants’ expense for the three months ended October 31, 2019 was $Nil compared to a credit of $4,714 in 2018. During the three months ended October 31, 2018, the Company received a refund of a reclamation bond for $5,479 which had previously been expensed resulting in the net credit amount.

For the six months ended October 31, 2019, exploration and consultants’ expense was $26,630, an increase of $6,716 from the prior period ended October 31, 2018 of ($19,914).

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit for construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended October 31,
	2019	2018	$ Change	% Change
Cultural resources and anthropological	$-	$1,096	$(1,096)	(100.0%)
Environmental impact and plan of operations	9,909	21,057	(11,148)	-52.9%
Project management	-	19,832	(19,832)	(100.0%)
Water rights costs	3,781	3,781	-	0.0%
Technical consultants	15,000	-	15,000
Total pre-development expense	$28,690	$45,766	$(17,076)	(37.3%)

	For the six months ended October 31,
	2019	2018	$ Change	% Change

Flora and fauna contractor	$8,060	$8,837	$(777)	(8.8%)
Cultural resources and anthropological	-	1,096	(1,096)	(100.0%)
Environmental impact and plan of operations	21,766	33,070	(11,304)	-34.2%
Project management	5,375	40,247	(34,872)	(86.6%)
Water rights costs	7,562	7,562	-	0.0%
Technical consultants	15,000	-	15,000	N/A
Total pre-development expense	$57,763	$90,812	$(33,049)	(36.4%)

Pre-development expense for the three months ended October 31, 2019 was $28,690, a decrease of $17,076 from 2018 pre-development expense of $45,766.

Technical consultant expense increased in 2019 due to a consulting contract executed with Great Basin Resources, Inc. as consideration for amending the Longstreet Property Agreement. Under the terms of the agreement, Great Basin will provide consulting and geologic expertise for a period of 18 months at a monthly rate of $7,500 per month until March 2021.

Pre-development expense for the six months ended October 31, 2019 was $57,763, a decrease of $33,049 from 2018 pre-development expense of $90,812.

The Company is currently assembling bids from engineering firms for development of a full Plan of Operations and Mine Schedule for development and eventual submission of an application to permit construction of a heap leach mining operation on the Longstreet property.

On November 4, 2019, the United States Department of Agriculture-Forest Service approved the Company’s Longstreet Exploration Project which includes drilling of two test holes for water and a monitoring well to determine sufficient water supply for a potential mine at the Longstreet site.

Legal and professional fees

	For the three months ended October 31,
	2019	2018	$ Change	% Change
Audit and accounting	$3,000	$3,000	$-	0.0%
Legal fees	7,975	1,925	6,050	314.3%
Public company expense	2,895	432	2,463	570.1%
Investor relations	5,592	-	5,592	N/A
Total legal and professional fees	$19,462	$5,357	$14,105	263.3%

	For the six months ended October 31,
	2019	2018	$ Change	% Change

Audit and accounting	$18,000	$18,000	$-	0.0%
Legal fees	10,175	4,263	5,912	138.7%
Public company expense	18,259	12,989	5,270	40.6%
Investor relations	13,288	-	13,288	N/A
Total legal and professional fees	$59,722	$35,252	$24,470	69.4%

Audit and accounting fees for the three months ended October 31, 2019 remained unchanged compared to the three- and six- months ended October 31, 2018.

Legal fees increased $6,050 and $5,912 from the three and six months ended October 31, 2018, respectively, to $7,975 and $10,175 for the three and six months ended October 31, 2019, respectively. The increase in legal fees is primarily as the result of non-recurring expenses related to preparation of contracts and documentation for the Longstreet Property Option Agreement Amendment (Note 4 to the Financial Statements). There are no pending legal issues or contingencies as of October 31, 2019.

The primary component of public company expense is the annual fee associated with OTC Markets for the Company’s OTCQB status. Public company expense increased $2,463 and $5,270, respectively for the three and six months ended October 31,2019 compared to October 31, 2018.

General and administrative expense

	For the three months ended October 31,
	2019	2018	$ Change	% Change

Auto and travel	$7,081	$13,091	$(6,010)	(45.9%)
General administrative and insurance	9,641	8,819	822	9.3%
Management fees and payroll	43,660	13,253	30,407	229.4%
Office and computer expense	957	2,320	(1,363)	(58.8%)
Rent and lease expense	-	750	(750)	(100.0%)
Telephone and utilities	179	257	(78)	(30.4%)
Total general and administrative	$61,518	$38,490	$23,028	59.8%

	For the six months ended October 31,
	2019	2018	$ Change	% Change

Auto and travel	$11,928	$20,750	$(8,822)	(42.5%)
General administrative and insurance	19,282	17,640	1,642	9.3%
Management fees and payroll	56,320	26,506	29,814	112.5%
Office and computer expense	1,976	2,951	(975)	(33.0%)
Rent and lease expense	-	1,500	(1,500)	(100.0%)
Telephone and utilities	354	595	(241)	(40.3%)
Total general and administrative	$89,860	$69,942	$19,918	28.5%

Total general and administrative expense increased $23,028 for the three months ended October 31, 2019 to $61,518 compared to $38,490 for the three months ended October 31, 2018. The Company determined members of management should be compensated for their time and expertise and accrued management fees for certain officers and directors to be paid at some future date.

Total general and administrative expense increased $19,918 to $89,860 for the six months ended October 31, 2019 compared to $69,942 for the six months ended October 31, 2018.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	October 31, 2019	April 30, 2019
Current assets	$117,555	$463,161
Current liabilities	34,590	19,246
Working capital	$82,965	$443,915

	For the six months ended
CASH FLOWS	October 31, 2019	October 31, 2018
Cash flow used by operating activities	$(209,949)	$(218,363)
Cash flow used by investing activities	(129,800)	(12,000)
Cash flow provided by financing activities	-	-
Net decrease in cash during period	$(339,749)	$(230,363)

As of October 31, 2019, the Company had cash on hand of $100,567. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the President and Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As the Company grows, management expects to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended October 31, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

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

STAR GOLD CORP.

Date:	December 13, 2019	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	December 13, 2019	By:	/s/ KELLY J. STOPHER
Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)