Form 10-Q
period 2020-01-31
Star Gold Corp.
filed 2020-03-16
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2020

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52711

STAR GOLD CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

875 N. Lakewood Drive, Suite 200 Coeur d’Alene, Idaho (Address of principal executive office)	83814 (Postal Code)

(208) 664-5066 (Issuer’s telephone number)

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock,	SRGZ	OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of March 11, 2020 there were 77,394,841 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
BALANCE SHEETS (UNAUDITED)

	January 31, 2020	April 30, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,035	$440,316
Other current assets (NOTE 5)	28,015	22,845
TOTAL CURRENT ASSETS	48,050	463,161
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	543,901	467,107
OTHER ASSETS – NON-CURRENT (NOTE 5)	-	2,557
RECLAMATION BOND (NOTE 4)	89,400	21,600

TOTAL ASSETS	$681,351	$954,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$16,090	$19,246
Deferred compensation to officers and directors	73,500	-
TOTAL CURRENT LIABILITIES	89,590	19,246

TOTAL LIABILITIES	89,590	19,246

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 77,394,841 shares issued and outstanding	77,395	77,395
Additional paid-in capital	11,576,571	11,560,527
Accumulated deficit	(11,062,205)	(10,702,743)
TOTAL STOCKHOLDERS’ EQUITY	591,761	935,179

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$681,351	$954,425

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended January 31,				Nine months ended January 31,
	2020		2019		2020		2019
OPERATING EXPENSES
Mineral exploration expense		$-		$1,383		$26,630		$21,297
Pre-development expense		42,331		8,994		100,094		99,806
Legal and professional fees		9,099		19,768		68,821		55,020
Management and administrative		72,895		27,968		162,756		97,909
Depreciation		417		416		1,249		1,249
TOTAL OPERATING EXPENSES		124,742		58,529		359,550		275,281
LOSS FROM OPERATIONS		(124,742)		(58,529)		(359,550)		(275,281)
OTHER INCOME (EXPENSE)
Interest expense		(223)		(200)		(671)		(600)
Interest income		43		603		759		1,752
TOTAL OTHER INCOME (EXPENSE)		(180)		403		88		1,152
NET LOSS		$(124,922)		$(58,126)		(359,462)		$(274,129)
Basic and diluted loss per share	$	Nil	$	Nil	$	Nil	$	Nil
Basic and diluted weighted average number shares outstanding		77,394,841		77,394,841		77,394,841		76,771,962

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three and nine months ended January 31, 2020 and 2019 (UNAUDITED)

	Common Stock
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, April 30, 2018	76,434,424	$76,434	$11,501,613	$(10,367,039)	$1,211,008
Net loss	-	-	-	(131,079)	(131,079)
BALANCE, July 31, 2018	76,434,424	76,434	11,501,613	(10,498,118)	1,079,929
Net loss	-	-	-	(84,924)	(84,924)
Common stock issued at $0.06 per share in lieu of cash for vendor payable	960,417	961	56,664	-	57,625
BALANCE, October 31, 2018	77,394,841	$77,395	$11,558,277	$(10,583,042)	$1,052,630
Net loss	-	-	-	(58,126)	(58,126)
Options issued for mining interest	-	-	2,250	-	2,250
BALANCE, January 31, 2019	77,394,841	$77,395	$11,560,527	$(10,641,168)	$996,754

BALANCE, April 30, 2019	77,394,841	$77,395	$11,560,527	$(10,702,743)	$935,179
Net loss	-	-	-	(124,451)	(124,451)
BALANCE, July 31, 2019	77,394,841	77,395	11,560,527	(10,827,194)	810,728
Net loss	-	-	-	(110,089)	(110,089)
Options issued for mining interest	-	-	16,044	-	16,044
BALANCE, October 31, 2019	77,394,841	$77,395	$11,576,571	$(10,937,283)	$716,683
Net loss	-	-	-	(124,922)	(124,922)
BALANCE, January 31, 2020	77,394,841	$77,395	$11,576,571	$(11,062,205)	$591,761

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	January 31, 2020	January 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(359,462)	$(274,129)
Adjustments to reconcile net loss to net cash used by operating activities Depreciation	1,249	1,249
Changes in operating assets and liabilities:
Other current assets	(5,170)	3,520
Other assets	2,557	10,849
Accounts payable and accrued liabilities	(3,155)	(33,388)
Deferred compensation to officers and directors	73,500	-
Net cash used by operating activities	(290,481)	(291,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(62,000)	(52,000)
Payments for collateral on reclamation bond	(67,800)	-
Net cash used in investing activities	(129,800)	(52,000)
Net change in cash and cash equivalents	(420,281)	(343,899)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	440,316	832,426

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,035	$488,527

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Options issued for mining interest	$16,044	$2,250
Common stock issued for account payable	-	57,625

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2020

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

In the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair statement of the interim financial statements have been included. The balance sheet at April 30, 2019 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars.  Operating results for the three- and nine-month period ended January 31, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2020.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of January 31, 2020, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $11,062,205 and, at January 31, 2020, the Company’s working capital deficit was $41,540. Individuals to whom deferred compensation has accrued have agreed to forego payment until sufficient cash is available for payment of the liability (Note 6). On March 10, 2020, the Company’s Chairman of the Board of Directors loaned the Company $50,000 which provides the Company liquidity to meet short-term financial obligations (Note 10). Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

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
JANUARY 31, 2020

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and reclamation bond. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at January 31, 2020.

Fair Value Measurements

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

At January 31, 2020 and April 30, 2019, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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

Pre-development Expenditures

Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production which are expensed due to the lack of evidence of economic development which is necessary to demonstrate future recoverability of these costs.

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
JANUARY 31, 2020

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

Reclassifications

Certain reclassifications have been made to the 2019 financial statements in order to conform to the 2020 presentation. These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

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

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2020

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

The outstanding securities at January 31, 2020 and 2019 that could have a dilutive effect are as follows:

	January 31, 2020	January 31, 2019
Stock options	7,145,000	6,695,000
Warrants	29,039,849	30,654,249
TOTAL POSSIBLE DILUTIVE SHARES	36,184,849	37,349,249

For the three and nine months ended January 31, 2020 and 2019, respectively, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive and so are excluded in the diluted EPS.

NOTE 4 – EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at January 31, 2020 and April 30, 2019:

	January 31, 2020	April 30, 2019
Equipment	$4,995	$32,002
Less accumulated depreciation	(3,261)	(29,019)
Equipment, net of accumulated depreciation	1,734	2,983
Mining interest - Longstreet	542,167	464,124
TOTAL EQUIPMENT AND MINING INTEREST	$543,901	$467,107

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

On August 12, 2019, the Company and Great Basin agreed to amend the Longstreet Agreement (the “2019 Amendment”) to eliminate the required property expenditure structure and to implement new consideration for the transfer of the Longstreet Property pursuant to that agreement. The 2019 Amendment eliminated the remainder of the required property expenditures. The 2019 Amendment sets forth Great Basin to transfer title to the Company, of the Longstreet Property upon the Company:

a)	Adjusting the exercise price to $0.04 on 435,000 existing options to purchase Company common stock from exercise prices ranging from $0.05 to $0.08 per share;

b)	issuing an additional 500,000 options to purchase Company common stock at the exercise price of $0.04;

c)	making a cash payment of $50,000 to Great Basin (paid on August 19, 2019) and

d)	entering into a consulting agreement with Great Basin with a term of eighteen (18) months.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2020

On August 12, 2019, the Company repriced 435,000 existing options to purchase the Company’s common stock to an exercise price of $0.04 and issued an additional 500,000 options to purchase the Company’s common stock at an exercise price of $0.04. The fair value of the re-pricing and issuance of additional stock options was $16,044 which was capitalized as “Mining Interest”.

On September 1, 2019, the Company executed a consulting agreement with Great Basin for a term of eighteen (18) months (the (“Consulting Agreement”). Under the Consulting Agreement, the Company will pay Great Basin $7,500 per month for the term of the Consulting Agreement. The Company paid Great Basin $22,500 and $37,500 for the three- and nine-months ended January 31, 2020, respectively. The payments to Great Basin are included in “Pre-development expense” for the three- and nine-month periods ended January 31, 2020.

The 2019 Amendment also grants the Company the option, to be exercised no later than six (6) months following the first receipt of proceeds from the sale of ore from the Longstreet Property, to purchase one-half of Great Basin’s 3.0% Net Smelter Royalty, on the Longstreet Project, for a payment of $1,750,000.

No other provisions of the Longstreet Agreement, as previously amended, were affected by the 2019 Amendment.

In addition, the Company is obligated, pursuant to the Longstreet Agreement, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the nine months ended January 31, 2020 and 2019, respectively, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property.

On September 20, 2019, the Company paid $67,800 to the United States Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5 – OTHER ASSETS

On December 31, 2016, the Company entered into an Option and Lease of Water Rights with Stone Cabin Company, LLC (the “Stone Cabin Water Rights Agreement”). In exchange for a one-time payment of $20,000, the Stone Cabin Water Rights Agreement granted the Company a three-year option to commence a ten-year lease of certain water rights in Nevada. The water rights are for use in conjunction with the Company’s Longstreet Project. Lease payments for the water rights do not commence unless the Company exercises the option to lease. The Stone Cabin Water Rights Agreement also granted the Company the ability to extend, upon additional option payments, the option to lease for up to an additional three years and the ability to extend the water rights lease (if exercised) for an additional ten-year period. The $20,000 payment was deferred as Other Assets and was being amortized on a straight-line basis over the three-year option period ending December 31, 2019.

On December 31, 2019, the Company exercised its first option to extend the Stone Cabin Water Rights agreement for an additional twelve months and made a $20,000 payment thereof. The $20,000 payment was deferred as “Other Currents Assets” and is being amortized on a straight-line basis over the one-year option period.

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

The following is a summary of the Company’s Other Assets at January 31, 2020 and April 30, 2019.

	January 31, 2020	April 30, 2019
Option on water rights lease agreements, net	$22,913	$15,735
Prepaid insurance and other expenses	5,102	9,667
Total	28,015	25,402
Less Other Assets - Current	(28,015)	(22,845)
TOTAL OTHER ASSETS - NON-CURRENT	$-	$2,557

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2020

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company rented office space from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s former President and current Chairman of the Board of Directors. The lease was on a month-to-month basis as financial resources were available. The Company terminated the lease effective November 1, 2018. For the three and nine months ended January 31, 2019, office rent was $Nil and $1,500, respectively. No rent was incurred under this agreement in the three and nine months ended January 31, 2020.

During the three and nine months ended January 31, 2020, the Company paid a member of the Company’s Board of Directors (the “Board”) for consulting and investor relation services in the amount of $Nil and $8,000, respectively. There was no payment for services during the three and nine months ended January 31, 2019.

Effective September 1, 2019, the Board authorized the Company to enter into separate consulting agreements for a monthly total of $18,000 with the Chairman of the Board, two respective members of the Board, and the Company’s Chief Financial Officer to reward, compensate and incentivize. Under the agreements, in the event of a change of control or sale of substantially all of the Company’s assets, these individuals shall collectively be granted bonuses equal to an aggregate two per cent (2%) of the value of the change of control or sale. During the three and nine months ended January 31, 2020, the Company incurred management and administrative expenses of $54,000 and $90,000, respectively, associated with these agreements. These individuals have agreed to defer payment of the balance due until sufficient cash is available.

NOTE 7 – STOCKHOLDERS’ EQUITY

On October 26, 2018, the Company issued 960,417 shares of its common stock in lieu of cash payment for accounts payable. The value of the shares issued was $57,625, based on a price of $0.06 per share which was the fair value on the date of issuance. No shares of common stock have been issued during the three and nine months ended January 31, 2020.

NOTE 8 – WARRANTS

The following is a summary of activity for warrants to purchase shares of the Company’s stock through January 31, 2020.

	Warrants	Weighted average exercise price
Balance outstanding at April 30, 2018 and April 30, 2019	30,654,249	$0.16
Expired	(1,614,400)	(0.23)
Balance outstanding at January 31, 2020	29,039,849	$0.16

There were no warrants to purchase shares of the Company’s common stock issued or exercised during the three and nine months ended January 31, 2020 and 2019, respectively.

The composition of the Company’s warrants outstanding at January 31, 2020 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 12, 2015	October 12, 2020	4,241,000	$0.20	0.70
October 12, 2016	October 12, 2021	14,000,000	0.15	1.70
October 31, 2017	October 31, 2020	10,798,849	0.15	0.75
		29,039,849	$0.16	1.20

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2020

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

For the nine months ended January 31, 2020, there were 500,000 options issued for mining interest at the exercise price of $0.04 per share. For the three months ended January 31, 2020 there were no options issued for mining interest. During the nine months ended January 31, 2020, the Company repriced 435,000 existing options to purchase Company common stock, to the exercise price of $0.04 per share, from exercise prices ranging from $0.05 to $0.80. The fair value of the issuance and repricing was $16,044. For the three moths ended January 31, 2020, there were no options issued for mining interest.

On January 16, 2019, the Company issued 45,000 stock options for mining interests with fair value of $2,250.

Options outstanding for mining interest totaled 435,000 at April 30, 2019 and 935,000 options at January 31, 2020 and are fully vested. As of January 31, 2020, the remaining weighted average term of the option grants for mining interest was 4.59 years. As of January 31, 2020, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of January 31, 2020 and 2019, respectively, there was no unrecognized compensation cost related to stock-based options and awards. No options were issued under the 2011 Plan during the three and nine months ended January 31, 2020 and 2019, respectively.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2020

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of January 31, 2020:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term
October 18, 2016	4,810,000	$0.06	1.72
April 30, 2018	1,400,000	0.065	3.25
Total options	6,210,000	$0.06	2.06

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Expiration Date	Options	Weighted Average Exercise Price
Mining interests	April 11, 2020 to January 15, 2029	935,000	$0.04
Stock option plan	October 18, 2021 to April 30, 2023	6,210,000	0.06
Outstanding and exercisable at January 31, 2020		7,145,000	$0.06

The aggregate intrinsic value of all options vested and exercisable at January 31, 2020, was $Nil based on the Company’s closing price of $0.03 per common share at January 31, 2020. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 10 – SUBSEQUENT EVENT

On March 10, 2020, the Company entered into a promissory note with the Company’s Chairman of the Board of Directors in the amount of $50,000.  The note matures on March 10, 2022 and bears interest at 6% per annum.

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

Land Ownership and Mining Rights

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

The Company anticipates the aforementioned tasks to be completed during 2020, with the EIS prepared in late 2020 and early 2021.

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

RESULTS OF OPERATIONS

	For the three months ended January 31,
	2020	2019	$ Change	% Change
Mineral exploration expense	$-	$1,383	$(1,383)	(100.0%)
Pre-development expense	42,331	8,994	33,337	370.7%
Legal and professional fees	9,099	19,768	(10,669)	(54.0%)
Management and administrative	72,895	27,968	44,927	160.6%
Depreciation	417	416	1	0.2%
Interest expense	223	200	23	11.5%
Interest (income)	(43)	(603)	560	(92.9%)
NET LOSS	$124,922	$58,126	$66,796	114.9%

	For the nine months ended January 31,
	2020	2019	$ Change	% Change
Mineral exploration expense	$26,630	$21,297	$5,333	25.0%
Pre-development expense	100,094	99,806	288	0.3%
Legal and professional fees	68,821	55,020	13,801	25.1%
Management and administrative	162,756	97,909	64,847	66.2%
Depreciation	1,249	1,249	-	N/A
Interest expense	671	600	71	11.8%
Interest (income)	(759)	(1,752)	993	(56.7%)
NET LOSS	$359,462	$274,129	$85,333	31.1%

The Company earned no operating revenue in 2020 or 2019 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended January 31, 2020 of $124,922 increased by $66,796 from 2019 total net loss of $58,126.

Total net loss for the nine months ended January 31, 2020 of $359,462 increased by $85,333 from 2019 total net loss of $274,129.

Mineral exploration expense

	For the three months ended January 31,
	2020	2019	$ Change	% Change
Drilling and field work	$-	$1,383	$(1,383)	(100.0%)
Total mineral exploration expense	$-	$1,383	$(1,383)	(100.0%)

	For the nine months ended January 31,
	2020	2019	$ Change	% Change
Drilling and field work	$1,386	$(2,527)	$3,913	(154.8%)
Claims	25,244	23,824	1,420	6.0%
Total mineral exploration expense	$26,630	$21,297	$5,333	25.0%

Mineral exploration expense for the three months ended January 31, 2020 was $Nil a decrease of $1,383 from 2019 mineral exploration expense of $1,383.

For the nine months ended January 31, 2020, mineral exploration expense was $26,630, an increase of $5,333 from the prior period ended January 31, 2019 of $21,297. During the nine months ended January 31, 2019, the Company received a refund of a reclamation bond for $5,479 which had previously been expensed.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit for construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended January 31,
	2020	2019	$ Change	% Change
Environmental impact and plan of operations	$6,446	$5,651	$795	14.1%
Project management	8,125	(438)	8,563	(1,955.0%)
Water rights costs	5,260	3,781	1,479	39.1%
Technical consultants	22,500	-	22,500	N/A
Total pre-development expense	$42,331	$8,994	$33,337	370.7%

	For the nine months ended January 31,
	2020	2019	$ Change	% Change
Flora and fauna contractor	$8,060	$8,837	$(777)	(8.8%)
Cultural resources and anthropological	-	1,096	(1,096)	(100.0%)
Environmental impact and plan of operations	28,212	38,721	(10,509)	(27.1%)
Project management	13,500	39,809	(26,309)	(66.1%)
Water rights costs	12,822	11,343	1,479	13.0%
Technical consultants	37,500	-	37,500	N/A
Total pre-development expense	$100,094	$99,806	$288	0.3%

Pre-development expense for the three months ended January 31, 2020 was $42,331, an increase of $33,337 from 2019 pre-development expense of $8,994.

Technical consultant expense increased in 2020 due to a consulting contract executed with Great Basin Resources, Inc. as consideration for amending the Longstreet Property Agreement. Under the terms of the agreement, Great Basin will provide consulting and geologic expertise for a period of 18 months at a monthly rate of $7,500 per month until March 2021.

Pre-development expense for the nine months ended January 31, 2020 was $100,094, an increase of $288 from 2019 pre-development expense of $99,806.

On November 4, 2019, the United States Department of Agriculture-Forest Service approved the Company’s Longstreet Exploration Project which includes drilling of two test holes for water and a monitoring well to determine sufficient water supply for a potential mine at the Longstreet site.

The Company is currently assembling bids from engineering firms for development of a full Plan of Operations and Mine Schedule for development and eventual submission of an application to permit construction of a heap leach mining operation on the Longstreet property. The Company is also soliciting bids for drilling of monitor and water-course wells on the Longstreet property site to determine suitability for future mining and leach pad operations.

Legal and professional fees

	For the three months ended January 31,
	2020	2019	$ Change	% Change
Audit and accounting	$4,963	$4,965	$(2)	(0.0%)
Legal fees	2,144	2,750	(606)	(22.0%)
Public company expense	1,992	3,763	(1,771)	(47.1%)
Investor relations	-	8,290	(8,290)	(100.0%)
Total legal and professional fees	$9,099	$19,768	$(10,669)	(54.0%)

	For the nine months ended January 31,
	2020	2019	$ Change	% Change
Audit and accounting	$22,963	$22,965	$(2)	(0.0%)
Legal fees	12,319	7,013	5,306	75.7%
Public company expense	20,251	16,752	3,499	20.9%
Investor relations	13,288	8,290	4,998	60.3%
Total legal and professional fees	$68,821	$55,020	$13,801	25.1%

Audit and accounting fees for the three months ended January 31, 2020 remained relatively unchanged compared to the three- and nine-months ended January 31, 2019.

Legal fees decreased $606 from $2,750 for the three months ended January 31, 2019 to $2,144 for the three months ended January 31, 2020. For the nine months ended January 31, 2020, legal fees increased $5,306 to $12,319 compared to $7,013 for the nine months ended January 31, The increase in legal fees for the nine months ended January 31, 2020 is primarily as the result of non-recurring expenses related to preparation of contracts and documentation for the Longstreet Property Option Agreement Amendment (Note 4 to the Financial Statements). There are no pending legal issues or contingencies as of January 31, 2020.

Public company expense decreased $1,771 for the three months ended January 31, 2020 and increased $3,499 for the nine months ended January 31,2020 compared to January 31, 2019. The primary component of public company expense is the annual fee associated with OTC Markets for the Company’s OTCQB status. The Company engaged an outside consultant for advisory services during the nine months ended January 31, 2020 which accounted for the bulk of the increase in public company expense for the nine months ended January 31, 2020.

General and administrative expense

	For the three months ended January 31,
	2020	2019	$ Change	% Change
Auto and travel	$3,000	$4,000	$(1,000)	(25.0%)
General administrative and insurance	10,691	9,747	944	9.7%
Management fees and payroll	57,440	13,257	44,183	333.3%
Office and computer expense	1,586	789	797	101.0%
Rent and lease expense	-	-	-	-
Telephone and utilities	178	175	3	1.7%
Total general and administrative	$72,895	$27,968	$44,927	160.6%

	For the nine months ended January 31,
	2020	2019	$ Change	% Change
Auto and travel	$14,928	$24,750	$(9,822)	(39.7%)
General administrative and insurance	29,973	27,386	2,587	9.4%
Management fees and payroll	113,760	39,763	73,997	186.1%
Office and computer expense	3,562	3,740	(178)	(4.8%)
Rent and lease expense	-	1,500	(1,500)	(100.0%)
Telephone and utilities	533	770	(237)	(30.8%)
Total general and administrative	$162,756	$97,909	$64,847	66.2%

Total general and administrative expense increased $44,927 for the three months ended January 31, 2020 to $72,895 compared to $27,968 for the three months ended January 31, 2019. In September 2019, the Company determined certain officers and directors should be compensated for their time and expertise. The Company recognized expense of $54,000 and $90,000 for the three- and nine-months ended January 31, 2020, respectively, as compensation for these individuals.

Total general and administrative expense increased $64,847 to $162,756 for the nine months ended January 31, 2020 compared to $97,909 for the nine months ended January 31, 2019. The increase is attributable to the same deferral of management fees as described above.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	January 31, 2020	April 30, 2019
Current assets	$48,050	$463,161
Current liabilities	89,590	19,246
Working capital	$(41,540)	$443,915

	For the nine months ended
CASH FLOWS	January 31, 2020	January 31, 2019
Cash flow used by operating activities	$(290,481)	$(291,899)
Cash flow used by investing activities	(129,800)	(52,000)
Cash flow provided by financing activities	-	-
Net decrease in cash during period	$(420,281)	$(343,899)

As of January 31, 2020, the Company had cash on hand of $20,035. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

On March 10, 2020, the Company’s Chairman of the Board of Directors loaned the Company $50,000 which provides the Company liquidity to meet short-term financial obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended January 31, 2020 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

STAR GOLD CORP.

Date:	March 11, 2020	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	March 11, 2020	By:	/s/ KELLY J. STOPHER
Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)