Form 10-K
period 2020-04-30
Star Gold Corp.
filed 2020-07-29
CIK 1401835

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

Commission File Number 000-52711

STAR GOLD CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
105 N. 4th Street, Suite 300

Coeurd’ Alene, Idaho	83814
(Address of principal executive office)	(Postal Code)

(208) 664-5066
(Issuer’s telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:	None
SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:	Common Stock, $0.001 par value

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

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2019 was $1,768,819.

As of July 27, 2020 there were 78,210,841 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

STAR GOLD CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2020
TABLE OF CONTENTS

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending April 30, 2020. The following statements may be forward-looking in nature and actual results may differ materially.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 1875 N. Lakeview Drive, Suite 200 Coeur d’Alene, ID 83814. The telephone number is (208) 664-5066. Star Gold Corp. does not currently own title to any real property.

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

During the fiscal year ended April 30, 2020, the Company had a net loss of $454,850 in connection with the maintenance and exploration of its mineral properties and the operation of the exploration business. The Company therefore expects to continue to incur significant losses into the foreseeable future. The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations. At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business. The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

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

Should the Company issue additional shares to finance its business activities, investors’ interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are outstanding 29,039,849 common share purchase warrants exercisable into 29,039,849 shares of common stock, and 7,145,000 options granted that are exercisable into 7,145,000 shares of common stock. If these are exercised or converted, these would represent approximately 31.9% of the Company’s then issued and outstanding shares. If all the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders. The dilution may result in a decline in the market price of the Company’s shares.

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

Company Directors and Officers own 26,857,167 shares of the Company’s outstanding common stock (34.7%) which may cause corporate decisions influenced by the Directors and Officers to appear to be inconsistent with the interests of other stockholders.

Company directors and/or officers as a group control a combined 34.7% of the issued and outstanding shares of the Company’s common stock. Accordingly, while none of the current directors and/or officers (individually or collectively) can control, as shareholders, who is elected to the board of directors, since these individuals are not simply passive investors but are also active members of Company management, their interests as directors and/or officers and shareholders may, at times, be adverse to those interests of merely passive investors. Where those conflicts exist, stockholders will be dependent upon management exercising their fiduciary duties as members of the Board of Directors and/or as an officer. Also, due to their stock ownership position, members of the Company’s management team will have: (i) the ability to substantially influence the outcome of many (if not most) corporate actions requiring stockholder approval, including amendments to the Company’s Articles of Incorporation; and (ii) the ability to substantially influence corporate combinations or similar transactions that might benefit minority stockholders which may not be supported by management to the detriment of smaller and/or passive investors.

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

Governmental regulation and environmental risks

The Company’s business is subject to extensive federal, state and local laws and regulations governing mining exploration, development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. New legislation and regulations may be adopted at any time that results in additional operating expense, capital expenditures or restrictions and delays in the exploration, mining, production or development of its properties

Permitting and Studies

The Company is subject to governmental requirements related to permitting and preparation of various studies related to the impact of mining projects on the flora, fauna, the environment and physical areas in and around the area proposed to be mined. There are no guarantees that any studies, the Company is required to prepare, will be favorable to the Company’s intent to mine any project it develops, nor are there any guarantees that the Company will receive all, or any, of the permits needed for it to mine any project it develops.

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

The Company headquarters are located at 1875 N. Lakeview Drive, Suite 200, Coeur d’Alene, Idaho, 83814. The Company believes this office space and facilities are sufficient to meet the Company’s present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

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

A list of claims, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date

Original Longstreet Property Claims
Longstreet 1A	Great Basin Resources, Inc.	799562	20	22-Jan-1999	September 1, 2020
Longstreet 2A	Great Basin Resources, Inc.	799563	20	22-Jan-1999	September 1, 2020
Longstreet 3A	Great Basin Resources, Inc.	799564	20	22-Jan-1999	September 1, 2020
Longstreet 6A	Great Basin Resources, Inc.	799565	20	22-Jan-1999	September 1, 2020
Longstreet 7A	Great Basin Resources, Inc.	799566	20	22-Jan-1999	September 1, 2020
Longstreet 8A	Great Basin Resources, Inc.	799567	20	22-Jan-1999	September 1, 2020
Longstreet 9A	Great Basin Resources, Inc.	799568	20	22-Jan-1999	September 1, 2020
Longstreet 16A	Great Basin Resources, Inc.	799569	20	22-Jan-1999	September 1, 2020
Longstreet 13	Great Basin Resources, Inc.	799570	20	22-Jan-1999	September 1, 2020
Longstreet 32	Great Basin Resources, Inc.	799571	20	22-Jan-1999	September 1, 2020
Longstreet 34	Great Basin Resources, Inc.	799572	20	22-Jan-1999	September 1, 2020
Longstreet 4A	Great Basin Resources, Inc.	836168	20	2-Feb-2002	September 1, 2020
Longstreet 5A	Great Basin Resources, Inc.	836169	20	2-Feb-2002	September 1, 2020
Longstreet 8	Great Basin Resources, Inc.	836170	20	2-Feb-2002	September 1, 2020
Longstreet 10	Great Basin Resources, Inc.	836171	20	2-Feb-2002	September 1, 2020
Longstreet 10A	Great Basin Resources, Inc.	836172	20	2-Feb-2002	September 1, 2020
Longstreet 28	Great Basin Resources, Inc.	836173	20	2-Feb-2002	September 1, 2020
Longstreet 30	Great Basin Resources, Inc.	836174	20	2-Feb-2002	September 1, 2020
Longstreet 36	Great Basin Resources, Inc.	836175	20	2-Feb-2002	September 1, 2020
Longstreet 37	Great Basin Resources, Inc.	836176	20	2-Feb-2002	September 1, 2020
Longstreet 39	Great Basin Resources, Inc.	836177	20	2-Feb-2002	September 1, 2020
Longstreet 41	Great Basin Resources, Inc.	836178	20	2-Feb-2002	September 1, 2020
Longstreet 43	Great Basin Resources, Inc.	836179	20	2-Feb-2002	September 1, 2020
Longstreet 45	Great Basin Resources, Inc.	836180	20	2-Feb-2002	September 1, 2020
Longstreet 47	Great Basin Resources, Inc.	836181	20	2-Feb-2002	September 1, 2020
Longstreet 49	Great Basin Resources, Inc.	836182	20	2-Feb-2002	September 1, 2020

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date
Longstreet 101	Great Basin Resources, Inc.	836183	20	2-Feb-2002	September 1, 2020
Longstreet 102	Great Basin Resources, Inc.	836184	20	2-Feb-2002	September 1, 2020
Longstreet 103	Great Basin Resources, Inc.	836185	20	2-Feb-2002	September 1, 2020
Longstreet 104	Great Basin Resources, Inc.	836186	20	2-Feb-2002	September 1, 2020
Longstreet 105	Great Basin Resources, Inc.	836187	20	2-Feb-2002	September 1, 2020
Longstreet 106	Great Basin Resources, Inc.	836188	20	2-Feb-2002	September 1, 2020
Longstreet 107	Great Basin Resources, Inc.	836189	20	2-Feb-2002	September 1, 2020
Longstreet 108	Great Basin Resources, Inc.	836190	20	2-Feb-2002	September 1, 2020
Longstreet 12	Great Basin Resources, Inc.	843867	20	25-Feb-2003	September 1, 2020
Longstreet 14	Great Basin Resources, Inc.	843868	20	25-Feb-2003	September 1, 2020
Longstreet 16	Great Basin Resources, Inc.	843869	20	25-Feb-2003	September 1, 2020
Longstreet 18	Great Basin Resources, Inc.	843870	20	25-Feb-2003	September 1, 2020
Longstreet 20	Great Basin Resources, Inc.	843871	20	25-Feb-2003	September 1, 2020
Longstreet 26	Great Basin Resources, Inc.	843872	20	25-Feb-2003	September 1, 2020
Longstreet 42	Great Basin Resources, Inc.	843873	20	25-Feb-2003	September 1, 2020
Longstreet 44	Great Basin Resources, Inc.	843874	20	25-Feb-2003	September 1, 2020
Longstreet 46	Great Basin Resources, Inc.	843875	20	25-Feb-2003	September 1, 2020
Longstreet 48	Great Basin Resources, Inc.	843876	20	25-Feb-2003	September 1, 2020
Longstreet 50	Great Basin Resources, Inc.	843877	20	25-Feb-2003	September 1, 2020
Longstreet 40	Great Basin Resources, Inc.	851568	20	25-Feb-2003	September 1, 2020
Longstreet 118	Great Basin Resources, Inc.	851569	20	29-Sep-2003	September 1, 2020
Longstreet 119	Great Basin Resources, Inc.	851570	20	29-Sep-2003	September 1, 2020
Longstreet 120	Great Basin Resources, Inc.	851571	20	29-Sep-2003	September 1, 2020
Longstreet 121	Great Basin Resources, Inc.	851572	20	29-Sep-2003	September 1, 2020

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date
Longstreet 122	Great Basin Resources, Inc.	851573	20	29-Sep-2003	September 1, 2020
Longstreet 123	Great Basin Resources, Inc.	851574	20	29-Sep-2003	September 1, 2020
Longstreet 124	Great Basin Resources, Inc.	851575	20	29-Sep-2003	September 1, 2020
Longstreet 109	Great Basin Resources, Inc.	855021	20	25-Feb-2003	September 1, 2020
Longstreet 110	Great Basin Resources, Inc.	855022	20	25-Feb-2003	September 1, 2020
Longstreet 111	Great Basin Resources, Inc.	855023	20	25-Feb-2003	September 1, 2020
Longstreet 112	Great Basin Resources, Inc.	855024	20	25-Feb-2003	September 1, 2020
Longstreet 113	Great Basin Resources, Inc.	855025	20	25-Feb-2003	September 1, 2020
Longstreet 114	Great Basin Resources, Inc.	855026	20	25-Feb-2003	September 1, 2020
Longstreet 115	Great Basin Resources, Inc.	855027	20	25-Feb-2003	September 1, 2020
Longstreet 56	Great Basin Resources, Inc.	1025831	20	9-Jul-2010	September 1, 2020
Longstreet 57	Great Basin Resources, Inc.	1025832	20	9-Jul-2010	September 1, 2020
Longstreet 58	Great Basin Resources, Inc.	1025833	20	9-Jul-2010	September 1, 2020
Longstreet 59	Great Basin Resources, Inc.	1025834	20	9-Jul-2010	September 1, 2020
Longstreet 60	Great Basin Resources, Inc.	1025835	20	9-Jul-2010	September 1, 2020
Longstreet 61	Great Basin Resources, Inc.	1025836	20	9-Jul-2010	September 1, 2020
Longstreet 62	Great Basin Resources, Inc.	1025837	20	9-Jul-2010	September 1, 2020
Longstreet 63	Great Basin Resources, Inc.	1025838	20	9-Jul-2010	September 1, 2020
Longstreet 64	Great Basin Resources, Inc.	1025839	20	9-Jul-2010	September 1, 2020
Longstreet 65	Great Basin Resources, Inc.	1025840	20	9-Jul-2010	September 1, 2020
Longstreet 11	Roy Clifford et al	164002	20	14-Jun-1980	September 1, 2020
Longstreet 12	Roy Clifford et al	164003	20	14-Jun-1980	September 1, 2020
Longstreet 14	Roy Clifford et al	164005	20	14-Jun-1980	September 1, 2020
Longstreet 15	Roy Clifford et al	164006	20	14-Jun-1980	September 1, 2020
Morning Star	Roy Clifford et al	96719	20	1-Jul-1957	September 1, 2020
Subtotal Original	75		1,500

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date

Leach Pad Claims
Longstreet 200	Great Basin Resources, Inc.	1073640	20	22-Jun-2012	September 1, 2020
Longstreet 201	Great Basin Resources, Inc.	1073641	20	22-Jun-2012	September 1, 2020
Longstreet 202	Great Basin Resources, Inc.	1073642	20	22-Jun-2012	September 1, 2020
Longstreet 203	Great Basin Resources, Inc.	1073643	20	22-Jun-2012	September 1, 2020
Longstreet 204	Great Basin Resources, Inc.	1073644	20	22-Jun-2012	September 1, 2020
Longstreet 205	Great Basin Resources, Inc.	1073645	20	22-Jun-2012	September 1, 2020
Longstreet 206	Great Basin Resources, Inc.	1073646	20	22-Jun-2012	September 1, 2020
Longstreet 207	Great Basin Resources, Inc.	1073647	20	22-Jun-2012	September 1, 2020
Longstreet 208	Great Basin Resources, Inc.	1073648	20	22-Jun-2012	September 1, 2020
Longstreet 209	Great Basin Resources, Inc.	1073649	20	22-Jun-2012	September 1, 2020
Longstreet 210	Great Basin Resources, Inc.	1073650	20	22-Jun-2012	September 1, 2020
Longstreet 211	Great Basin Resources, Inc.	1073651	20	22-Jun-2012	September 1, 2020
Longstreet 212	Great Basin Resources, Inc.	1073652	20	22-Jun-2012	September 1, 2020
Longstreet 213	Great Basin Resources, Inc.	1073653	20	22-Jun-2012	September 1, 2020
Longstreet 214	Great Basin Resources, Inc.	1073654	20	22-Jun-2012	September 1, 2020
Longstreet 215	Great Basin Resources, Inc.	1073655	20	22-Jun-2012	September 1, 2020
Longstreet 216	Great Basin Resources, Inc.	1073656	20	22-Jun-2012	September 1, 2020
Longstreet 217	Great Basin Resources, Inc.	1073657	20	22-Jun-2012	September 1, 2020
Longstreet 218	Great Basin Resources, Inc.	1073658	20	22-Jun-2012	September 1, 2020
Longstreet 219	Great Basin Resources, Inc.	1073659	20	22-Jun-2012	September 1, 2020
Longstreet 220	Great Basin Resources, Inc.	1073660	20	22-Jun-2012	September 1, 2020
Longstreet 210	Great Basin Resources, Inc.	1073661	20	22-Jun-2012	September 1, 2020
Longstreet 220	Great Basin Resources, Inc.	1073662	20	22-Jun-2012	September 1, 2020
Longstreet 223	Great Basin Resources, Inc.	1073663	20	22-Jun-2012	September 1, 2020
Longstreet 224	Great Basin Resources, Inc.	1073664	20	22-Jun-2012	September 1, 2020
Longstreet 225	Great Basin Resources, Inc.	1073665	20	22-Jun-2012	September 1, 2020
Longstreet 226	Great Basin Resources, Inc.	1073666	20	22-Jun-2012	September 1, 2020
Longstreet 227	Great Basin Resources, Inc.	1073667	20	22-Jun-2012	September 1, 2020
Longstreet 228	Great Basin Resources, Inc.	1073668	20	22-Jun-2012	September 1, 2020
Longstreet 229	Great Basin Resources, Inc.	1073669	20	22-Jun-2012	September 1, 2020
Longstreet 230	Great Basin Resources, Inc.	1073670	20	22-Jun-2012	September 1, 2020
Longstreet 231	Great Basin Resources, Inc.	1073671	20	22-Jun-2012	September 1, 2020
Longstreet 232	Great Basin Resources, Inc.	1073672	20	22-Jun-2012	September 1, 2020
Longstreet 233	Great Basin Resources, Inc.	1073673	20	22-Jun-2012	September 1, 2020
Longstreet 234	Great Basin Resources, Inc.	1073674	20	22-Jun-2012	September 1, 2020
Longstreet 235	Great Basin Resources, Inc.	1073675	20	22-Jun-2012	September 1, 2020
Longstreet 236	Great Basin Resources, Inc.	1073676	20	22-Jun-2012	September 1, 2020
Longstreet 237	Great Basin Resources, Inc.	1073677	20	22-Jun-2012	September 1, 2020
Subtotal Leach Pad	38		760

Claim Name	Registered Owner	NMC Number	Area (Acres)	Date Located	Good Until Date

Corridor Claims
Longstreet 66	Great Basin Resources, Inc.	1080730	20	5-Sept-2012	September 1, 2020
Longstreet 238	Great Basin Resources, Inc.	1080731	20	5-Sept-2012	September 1, 2020
Longstreet 239	Great Basin Resources, Inc.	1080732	20	5-Sept-2012	September 1, 2020
Longstreet 240	Great Basin Resources, Inc.	1080733	20	5-Sept-2012	September 1, 2020
Longstreet 241	Great Basin Resources, Inc.	1080734	20	5-Sept-2012	September 1, 2020
Longstreet 242	Great Basin Resources, Inc.	1080735	20	5-Sept-2012	September 1, 2020
Longstreet 243	Great Basin Resources, Inc.	1080736	20	5-Sept-2012	September 1, 2020
Longstreet 244	Great Basin Resources, Inc.	1080737	20	5-Sept-2012	September 1, 2020
Longstreet 245	Great Basin Resources, Inc.	1080738	20	5-Sept-2012	September 1, 2020
Longstreet 246	Great Basin Resources, Inc.	1080739	20	5-Sept-2012	September 1, 2020
Longstreet 247	Great Basin Resources, Inc.	1080740	20	5-Sept-2012	September 1, 2020
Longstreet 248	Great Basin Resources, Inc.	1080741	20	5-Sept-2012	September 1, 2020
Subtotal Corridor	12		240
Total	125		2,500

Star Gold must make annual claim filing fees ($155.00 per claim in 2019) with the Bureau of Land Management (BLM), and Nevada/Nye County claim filing fees of $12.00 per claim plus $10.00 for filing with the Nye County office at Tonopah, NV. The fiscal year ended April 30, 2020 annual claim payments totaled $23,824.

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

On August 12, 2019, the Company and Great Basin agreed to amend the Longstreet Agreement (the “2019 Amendment”) to eliminate the required property expenditure structure and to implement new consideration for the transfer of the Longstreet Property pursuant to that agreement. The 2019 Amendment eliminated the remainder of the required property expenditures. The 2019 Amendment sets forth Great Basin to transfer title of the Longstreet Property to the Company upon the Company:

a)	Adjusting the exercise price to $0.04 on 435,000 existing options to purchase Company common stock from exercise prices ranging from $0.05 to $0.08 per share;

b)	issuing an additional 500,000 options to purchase Company common stock at the exercise price of $0.04;

c)	making a cash payment of $50,000 to Great Basin (paid on August 19, 2019) and

d)	entering into a consulting agreement with Great Basin with a term of eighteen months.

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

Longstreet Property
Filton Peak
Georges
Georges Canyon Rim
Kellys Mine
Canyon
Saulsbury Basin
Fourmile Basin
Canyon
Georges Canyon Rim
TOIYABE NATIONAL RANGE
STONE CABIN VALLEY
WEST
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

Drill samples were sent through a rotating, wet sample splitter attached to the drill to reduce the sample volume and maintain a representative sample. Drill helpers, under the supervision of the project geologist, collected and bagged an ‘A’ and ‘B’ sample on 5-foot intervals. Procedurally, an ‘A’ sample is collected and held by the project geologist for security purposes until it can be delivered to an assay facility. The ‘B’ sample then remains on site as a duplicate or backup sample if needed at a later date. A blank and two known ’standard’ pulps are then submitted randomly spaced with each drill hole. Once assays are available, they are examined for unexpected high or low values. If unexpected high or low values are encountered, the ‘B’ splits may be collected and submitted, or the lab may be requested to re-assay the pulp or reject in question. The ‘check’ samples and ’standard’ are examined to insure they agree with the original or know within accepted limits, usually +/- 10%.

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

2 Bottle Roll Test Results, 2013

Table 1. - Summary Metallurgical Results, Bottle Roll Tests, Longstreet Mine Composites
		NaCN	Au	gAu/mt ore				Ag	gAg/mt ore				Reagent Requirements
	Feed	Conc.	Recovery,			Calculated	Head	Recovery,			Calculated	Head	kg/mt ore
Composite	Size	g/L	%	Extracted	Tail	Head	Assay	%	Extracted	Tail	Head	Assay	NaCN Cons. Lime Added
SMC	80%-1.7mm	1.0	80.6	0.25	0.06	0.31	0.42	20.0	5	20	25	24	0.08	2.1
UMC	80%-1.7mm	1.0	81.9	0.68	0.15	0.83	0.87	18.9	10	43	53	61	0.13	3.4

BMC	100%-50mm	1.0	62.9	0.44	0.26	0.70	0.67	3.6	2	54	56	44	0.07	1.3
BMC	80%-19mm	1.0	67.1	0.51	0.25	0.76	0.67	12.8	5	34	39	44	0.07	2.1
BMC	80%-6.3mm	1.0	77.9	0.53	0.15	0.68	0.67	13.6	6	38	44	44	<0.07	3.0
BMC	80%-1.7mm	1.0	81.3	0.52	0.12	0.64	0.67	17.5	7	33	40	44	0.13	2.5

BMC	80%-19mm	5.0	76.4	0.55	0.17	0.72	0.67	14.6	6	35	41	44	0.48	1.0
BMC	80%-6.3mm	5.0	77.6	0.45	0.13	0.58	0.67	14.0	6	37	43	44	0.67	1.0
BMC	80%-75µm	5.0	88.7	0.47	0.06	0.53	0.67	60.6	20	13	33	44	0.91	1.3

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

Environmental, plan of operation and reclamation: To the Company’s knowledge, there is no known surface disturbance or groundwater contamination from previous mining activities. Remediation activities are performed immediately after completion of exploratory drilling. With respect to historical mining activities, there is no indication of reclamation at this time and, therefore, the Company has no plans to remediate. The Longstreet Property is within Forest Service lands and Star Gold has applied for and received a Plan of Operation from the Forest Service allowing exploration drilling. A surface disturbance bond of $89,400 has been paid and is held by the Forest Service until reclamation is completed. There are no other significant environmental requirements.

ITEM 3.	LEGAL PROCEEDINGS.

Star Gold Corp. is not a party to any material legal proceedings and, to management’s knowledge, no such proceedings are threatened or contemplated.

ITEM 4.	MINE SAFETY DISCLOSURES.

Star Gold Corp. considers health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the year ended April 30, 2020, the Company’s exploration properties were not subject to regulation by the MSHA under the Mine Act.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

General

Star Gold Corp. authorized capital stock consists of 300,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of July 27, 2020, there were 78,210,841 shares of Star Gold Corp. common stock issued and outstanding. The Company has not issued any shares of preferred stock.

Market Information

The Company’s shares are quoted via the OTC:QB under the symbol “SRGZ.”

At July 27, 2020, the price per share quoted on the OTCQB was $0.066.

Transfer Agent:

The independent stock transfer agent for Star Gold Corp. is Equiniti Trust Company located at 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209.

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

Recent Sales of Unregistered Securities

On October 26, 2018, the Company issued 960,417 shares of its common stock in lieu of cash payment for accounts payable. The value of the shares issued was $57,625, based on a price of $0.06 per share which was the fair value on the date of issuance. No shares of common stock have been issued during the year ended April 30, 2020.

On June 8, 2020, Star Gold Corp. (“Star Gold” or the “Company”) notified all of its Warrant holders that the Company was re-pricing, for a limited time, all issued and outstanding Common Stock Warrants, of the Company, to an Exercise Price of $.045 per share.

During the period beginning on June 8, 2020 and ending at 5:00 pm PDT on August 31, 2020, each outstanding Warrant to purchase Star Gold Common Stock may be exercised, in whole or in part, at the per share price of $.045 per share regardless of the Exercise Price set forth in the Warrant being exercised.

After 5:00 pm PDT on August 31, 2020 each remaining outstanding and unexercised Common Stock Warrant will then revert back to its original Exercise Price as set forth in each respective Warrant.

On July 6, 2020, the Company issued 816,000 shares of its common stock upon exercise of warrants at $0.045 per share by an accredited investor for cash proceeds of $36,720.

All unregistered sales of equity securities during the period covered by this Annual Report were previously disclosed in the Company’s current reports on Form 8-K and its Quarterly Reports on Form 10-Q.

During the fiscal year ended April 30, 2020, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the years ended
	April 30, 2020	April 30, 2019
Revenues	$-	$-
Total operating expenses	454,288	337,184
Loss from operations	(454,288)	(337,184)
Other income (expense)	(562)	1,480
NET LOSS	$(454,850)	$(335,704)

Weighted average shares of common stock (basic and diluted)	77,394,841	76,923,842

Income (loss) per share (basic and diluted)	$(0.01)	$(0.00)

Balance Sheet Information:

	April 30, 2020	April 30, 2019
Working capital	$(66,512)	$443,915
Total assets	679,833	954,425
Accumulated deficit	11,157,593	10,702,743
Stockholders’ equity	496,373	935,179

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

The Company maintains a corporate office in Coeur d’Alene, Idaho.  This is the primary administrative office for the Company and is utilized by Board Chairman Lindsay Gorrill and Chief Financial Officer Kelly Stopher.

During 2019, the Company re-examined the costing assumptions of potentially building a leach pad near the Main nob and what the resultant economics would emerge from such a plan. That re-examination showed that moving the leach pad to 300 feet from the main knob of the Longstreet Project would limit land disturbance and result in reduced construction and hauling costs.

In September 2019, the Company received a positive decision on its application for a Drill permit from the BLM. This allows the Company to commence drilling mainly for the Hydrology study but also enabling drilling on other holes on the Main nob for geochemical analysis. A bond has been lodged and there are no impediments to drilling other than capital constraints. This decision is valid for two years and may be extended.

For the upcoming fiscal year ending April 30, 2021, the Company plans to commence the following activities as it prepares the EIS on the Longstreet Project:

Hydrology Drilling – 2 to 4 holes expected to be sufficient

Geochemical analysis – design of program for submission to State of Nevada involves some core drilling;

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

Management believes it can source additional capital in the investment markets in the coming months and years.  The Company may also consider other sources of funding, including potential mergers, sale of property, joint ventures and/or farm-out a portion of its exploration properties.

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

RESULTS OF OPERATIONS

	For the years ended April 30,
	2020	2019	$ Change	% Change
Mineral exploration expense	$25,244	$21,297	$3,947	18.5%
Pre-development expense	155,716	119,975	35,741	29.8%
Legal and professional fees	77,855	73,267	4,588	6.3%
Management and administrative	193,807	120,980	72,827	60.2%
Depreciation	1,666	1,665	1	N/A
Other expense (income)	562	(1,480)	2,042	(138.0%)
NET LOSS	$454,850	$335,704	$119,146	35.5%

The Company earned no operating revenue in 2020 or 2019 and does not anticipate earning any operating revenues in the foreseeable future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward exploration and permitting activities at its Longstreet Property.

Total net loss for 2020 of $434,850 increased by $119,146 from 2019 total net loss of $335,704.

Mineral exploration expense

	For the years ended April 30,
	2020	2019	$ Change	% Change
Drilling and field work	$-	$(2,527)	$2,527	(100.0%)
Claims	25,244	23,824	1,420	6.0%
Total mineral exploration expense	$25,244	$21,297	$3,947	18.5%

Mineral exploration expense for the year end April 30, 2020 was $25,244, an increase of $3,947 from 2019 exploration and consultants’ expense of $21,297. The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit for construct a mine at the Longstreet site.

Pre-development expense

	For the years ended April 30,
	2020	2019	$ Change	% Change
Flora and fauna contractor	$3,231	$8,837	$(5,606)	(63.4%)
Cultural resources and anthropological	8,060	6,392	1,668	26.1%
Environmental and permitting services	-	-	-	N/A
Environmental impact and plan of operations	29,181	44,096	(14,915)	(33.8%)
Project management	12,625	45,650	(33,025)	(72.3%)
Water rights costs	19,808	15,000	4,808	32.1%
Field expense	1,386	-	1,386	N/A
Technical consultants	81,425	-	81,425	N/A
Total pre-development expense	$155,716	$119,975	$35,741	29.8%

Pre-development expense for the year ended April 30, 2020 was $155,716, an increase of $35,741 from 2019 pre-development expense of $119,975.

Technical consultant expense increased in 2020 due to a consulting contract executed with Great Basin Resources, Inc. as consideration for amending the Longstreet Property Agreement. Under the terms of the agreement, Great Basin will provide consulting and geologic expertise for a period of 18 months at a monthly rate of $7,500 per month until February 2021.

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

Legal and professional fees

	For the years ended April 30,
	2020	2019	$ Change	% Change
Audit and accounting	$28,288	$26,255	$2,033	7.7%
Legal fees	14,613	9,488	5,125	54.0%
Public company expense	21,666	17,462	4,204	24.1%
Investor relations	13,288	20,062	(6,774)	(33.8%)
Total legal and professional fees	$77,855	$73,267	$4,588	6.3%

Audit and accounting fees increased $2,033 from $26,255 for the year end April 30, 2019 compared to $28,288 for the year ended April 30, 2020. Management expects audit and accounting fees to remain relatively constant in the upcoming fiscal year.

The primary component of public company expense is the annual fee associated with OTC Markets for the Company’s OTCQB status. Public company expense increased $4,204 for the year ended April 30, 2020. The Company engaged an outside consultant for advisory services during the year ended April 30, 2020 which accounted for the bulk of the increase in public company expense for the year.

Investor relation expense of $13,288 for the year ended April 30, 2020 decreased $6,774 compared to $20,062 for the year ended April 30, 2019 as the Company engaged an investor relations consultant to build awareness in 2019.

Legal fees increased from $9,488 in 2019 to $14,613 in 2020. The increase in legal fees for year ended April 30, 2020 is primarily as the result of non-recurring expenses related to preparation of contracts and documentation for the Longstreet Property Option Agreement Amendment (Note 4 to the Financial Statements contained in Item 8). There are no pending legal issues or contingencies as of April 30, 2020.

General and administrative expense

	For the years ended April 30,
	2020	2019	$ Change	% Change
Auto and travel	$11,776	$24,924	$(13,148)	(52.8%)
General administrative and insurance	40,327	36,420	3,907	10.7%
Management fees and payroll	136,760	52,423	84,337	160.9%
Office and computer expense	4,236	4,768	(532)	(11.2%)
Rent and lease expense	-	1,500	(1,500)	(100.0%)
Telephone and utilities	708	945	(237)	(25.0%)
Total general and administrative	$193,807	$120,980	$72,827	60.2%

Total general and administrative expense increased $72,828 to $193,808 compared to 2019 expense of $120,980.

The primary difference was attributable to the increase in management fees and payroll of $84,337 for the year ended April 30, 2020. In September 2019, the Company’s Board of Directors determined certain officers and directors should be compensated for their time and expertise. The Company accrued $109,000 of management fees for certain officers and directors as compensation for services as of April 30, 2020. During the year ended April 30, 2019, certain officers and directors were not compensated for their work.

Auto and travel expense decreased for the fiscal year ending April 30, 2020 by $13,148. Travel is generally related to meetings associated with capital raises and visits to the exploration site by Company management and potential financiers.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic based on the rapid increase in global exposure. COVID-19 continues to spread throughout the world. The World outbreak of COVID-19 has not, to date, had any material negative effects on the Company and/or its operations.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	April 30, 2020	April 30, 2019
Current assets	$46,948	$463,161
Current liabilities	113,460	19,246
Working capital (deficit)	$(66,512)	$443,915

	For the years ended
CASH FLOWS	April 30, 2020	April 30, 2019
Cash flow used by operating activities	$(333,899)	$(340,110)
Cash flow used by investing activities	(129,800)	(52,000)
Cash flow provided by financing activities	50,000	-
Net increase (decrease) in cash during year	$(413,699)	$(392,110)

Working capital will be utilized for the Company’s ongoing environmental studies at its Longstreet Project scheduled for the summer of 2019 and general corporate purposes.

The Company utilized $62,000 in cash from Investing Activities to exercise its option on claims agreements and utilized for certain capitalized mineral assets at its Longstreet Project. The Company intends to continue exploration activities at Longstreet upon completion of environmental studies and permitting.

As of April 30, 2020, the Company had cash on hand of $26,617. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of April 30, 2020, including:

1.	Report of Independent Registered Public Accounting Firm;	33
2.	Balance Sheets as of April 30, 2020 and 2019;	34
3.	Statements of Operations for the years ended April 30, 2020 and 2019;	35
4.	Statement of Changes in Stockholders’ Equity for the years ended April 30, 2020 and 2019;	36
5.	Statements of Cash Flows for the years ended April 30, 2020 and 2019;	37
6.	Notes to Financial Statements.	38

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Star Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Star Gold Corp. (the “Company”) as of April 30, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/DeCoria, Maichel & Teague, P.S./

DeCoria, Maichel & Teague, P.S.

We have served as the Company’s independent auditor since 2011.

Spokane, Washington

July 27, 2020

STAR GOLD CORP.
BALANCE SHEETS

	April 30, 2020	April 30, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,617	$440,316
Other current assets (NOTE 5)	20,331	22,845
TOTAL CURRENT ASSETS	46,948	463,161
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	543,485	467,107
OTHER ASSETS – NON-CURRENT (NOTE 5)	-	2,557
RECLAMATION BOND	89,400	21,600
TOTAL ASSETS	$679,833	$954,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$24,460	$19,246
Deferred compensation to officers and directors	89,000	-
TOTAL CURRENT LIABILITIES	113,460	19,246
OTHER LIABILITIES	20,000	-
NOTE PAYABLE, RELATED PARTY	50,000	-

TOTAL LIABILITIES	183,460	19,246

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 77,394,841 shares issued and outstanding, respectively	77,395	77,395
Additional paid-in capital	11,576,571	11,560,527
Accumulated deficit	(11,157,593)	(10,702,743)

TOTAL STOCKHOLDERS’ EQUITY	496,373	935,179

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$679,833	$954,425

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF OPERATIONS

	For the years ended
	April 30, 2020	April 30, 2019
OPERATING EXPENSE
Mineral exploration expense	$25,244	$21,297
Pre-development expense	155,716	119,975
Legal and professional fees	77,855	73,267
Management and administrative	193,807	120,980
Depreciation	1,666	1,665

TOTAL OPERATING EXPENSES	454,288	337,184

LOSS FROM OPERATIONS	(454,288)	(337,184)

OTHER INCOME (EXPENSE)
Interest income	760	2,313
Interest expense	(903)	(833)
Interest expense, related party	(419)	-

TOTAL OTHER INCOME (EXPENSE)	(562)	1,480

NET LOSS BEFORE INCOME TAXES	(454,850)	(335,704)

Provision (benefit) for income tax	-	-

NET LOSS	$(454,850)	$(335,704)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average number shares outstanding	77,394,841	76,923,842

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended April 30, 2020 and 2019

	Common Stock
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, April 30, 2018	76,434,424	$76,434	$11,501,613	$(10,367,039)	$1,211,008
Common stock issued at $0.06 per share for accounts payable	960,417	961	56,664	-	57,625
Options issued for mining interest	-	-	2,250	-	2,250
Net loss	-	-	-	(335,704)	(335,704)

BALANCE, April 30, 2019	77,394,841	$77,395	$11,560,527	$(10,702,743)	$935,179
Options issued for mining interest	-	-	16,044	-	16,044
Net loss	-	-	-	(454,850)	(454,850)
BALANCE, April 30, 2020	77,394,841	$77,395	$11,576,571	$(11,157,593)	$496,373

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CASH FLOWS

	For the years ended
	April 30, 2020	April 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(454,850)	$(335,704)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	1,666	1,665
Changes in operating assets and liabilities:
Other current assets	2,514	(209)
Other assets	2,557	13,178
Accounts payable and accrued liabilities	5,214	(19,040)
Deferred compensation to officers and directors	89,000	-
Other liabilities	20,000	-
Net cash used by operating activities	(333,899)	(340,110)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for equipment and mining interest	(62,000)	(52,000)
Payments for collateral on reclamation bonds	(67,800)	-
Net cash used by investing activities	(129,800)	(52,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	50,000	-
Net cash provided by financing activities	50,000	-
Net decrease in cash and cash equivalents	(413,699)	(392,110)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	440,316	832,426

CASH AND CASH EQUIVALENTS AT END OF YEAR	$26,617	$440,316

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$903	$833

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for accounts payable	$-	$57,625
Options issued for mining interest	16,044	2,250

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2020

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception.  As of April 30, 2020, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $11,157,593 and, at April 30, 2020, the Company’s working capital deficit was $66,512.  These factors raise substantial doubt about its ability to continue as a going concern. Individuals to whom deferred compensation has accrued have agreed to forego payment until sufficient cash is available for payment of the liability (Note 7). On March 10 and June 25, 2020, respectively, the Company’s Chairman of the Board of Directors loaned the Company $50,000 and $30,000, respectively, which provides the Company liquidity to meet short-term financial obligations (Note 7).   Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

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
APRIL 30, 2020

Reclamation bond

The Reclamation bond constitutes cash held as collateral for the faithful performance of the bond securing exploration permits and are accounted for on a cost basis.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and reclamation bond. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at April 30, 2020.

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

At April 30, 2020 and April 30, 2019, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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
APRIL 30, 2020

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

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy is to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

Reclassifications

Certain reclassifications have been made to the 2019 financial statements in order to conform to the 2020 presentation. These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

New Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation-Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of the standard for stock-based compensation to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 became effective for the Company on May 1, 2019. Adoption of this update on May 1, 2019 had no impact on the Company’s financial statement.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact of this update on fair value measurement disclosures.

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

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2020

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The outstanding securities at April 30, 2020 and 2019, that could have a dilutive effect are as follows:

	April 30, 2020	April 30, 2019
Stock options	7,145,000	6,645,000
Warrants	29,039,849	30,654,249
TOTAL POSSIBLE DILUTIVE SHARES	36,184,849	37,299,249

For the years ended April 30, 2020 and 2019, respectively, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive and so are excluded in the diluted EPS.

NOTE 4 – EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at April 30, 2020 and 2019.

	April 30, 2020	April 30, 2019
Equipment	$4,995	$32,002
Less accumulated depreciation	(3,677)	(29,019)
Equipment, net of accumulated depreciation	1,318	2,983
Mining interest - Longstreet	542,167	464,124
TOTAL EQUIPMENT AND MINING INTEREST	$543,485	$467,107

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

On August 12, 2019, the Company and Great Basin agreed to amend the Longstreet Agreement (the “2019 Amendment”) to eliminate the required property expenditure structure and to implement new consideration for the transfer of the Longstreet Property pursuant to that agreement. The 2019 Amendment eliminated the remainder of the required property expenditures. The 2019 Amendment sets forth Great Basin to transfer title of the Longstreet Property to the Company upon the Company:

a)	Adjusting the exercise price to $0.04 on 435,000 existing options to purchase Company common stock from exercise prices ranging from $0.05 to $0.08 per share;

b)	issuing an additional 500,000 options to purchase Company common stock at the exercise price of $0.04;

c)	making a cash payment of $50,000 to Great Basin (paid on August 19, 2019) and

d)	entering into a consulting agreement with Great Basin with a term of eighteen months.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2020

On August 12, 2019, the Company repriced 435,000 existing options to purchase the Company’s common stock to an exercise price of $0.04 and issued an additional 500,000 options to purchase the Company’s common stock at an exercise price of $0.04. The fair value of the re-pricing and issuance of additional stock options was $16,044 which was capitalized as “Mining Interest”.

On September 1, 2019, the Company executed a consulting agreement with Great Basin for a term of eighteen months (the (“Consulting Agreement”). Under the Consulting Agreement, the Company will pay Great Basin $7,500 per month for the term of the Consulting Agreement. The Company paid Great Basin $60,000 for the year ended April 30, 2020. The payments to Great Basin are included in “Pre-development expense” on the statement of operations. As of April 30, 2020, the remaining commitment to Great Basin is ten monthly installments of $7,500 each for a total of $75,000.

The 2019 Amendment also grants the Company the option, to be exercised no later than six (6) months following the first receipt of proceeds from the sale of ore from the Longstreet Property, to purchase one-half of Great Basin’s 3.0% Net Smelter Royalty on the Longstreet Project for a payment of $1,750,000.

No other provisions of the Longstreet Agreement, as previously amended, were affected by the 2019 Amendment.

In addition, the Company is obligated, pursuant to the Longstreet Agreement, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the year ended April 30, 2020 and 2019, respectively, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property.

On September 20, 2019, the Company paid $67,800 to the United States Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5 – OTHER ASSETS

On December 31, 2016, the Company entered into an Option and Lease of Water Rights with Stone Cabin Company, LLC (the “Stone Cabin Water Rights Agreement”). In exchange for a one-time payment of $20,000, the Stone Cabin Water Rights Agreement granted the Company a three-year option to commence a ten-year lease of certain water rights in Nevada. The water rights are for use in conjunction with the Company’s Longstreet Project. Lease payments for the water rights do not commence unless the Company exercises the option to lease. The Stone Cabin Water Rights Agreement also granted the Company the ability to extend, upon additional annual payments, the option to lease for up to an additional three years and the ability to extend the water rights lease (if exercised) for an additional ten-year period. The initial $20,000 payment was deferred and was being amortized on a straight-line basis over the three-year option period ending December 31, 2019.

On December 31, 2019, the Company exercised its first option to extend the Stone Cabin Water Rights agreement for an additional twelve months and made a $20,000 payment. The $20,000 payment was deferred as “Other Currents Assets” and is being amortized on a straight-line basis over the subsequent one-year option period. The Company retains the right to exercise two additional options to extend the Stone Cabin Water Rights Agreement, upon annual payments of $20,000 each.

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

The following is a summary of the Company’s Other Assets at April 30, 2020 and 2019.

	April 30, 2020	April 30, 2019
Option on water rights lease agreements, net	$15,927	$15,735
Prepaid insurance and other expenses	2,488	9,667
Other receivables	1,916	-
Total	20,331	25,402
Less Other Assets - Current	(20,331)	(22,845)
TOTAL OTHER ASSETS - NON-CURRENT	$-	$2,557

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2020

NOTE 6 – INCOME TAXES

There was no income tax provision (benefit) for the years ended April 30, 2020 and 2019. The components of the Company’s net deferred tax assets are as follows:

	April 30, 2020	April 30, 2019
Deferred tax asset
Net operating loss carryforward	$1,599,800	$1,438,800
Stock-based compensation	200,200	200,200
Equipment and mining interests	251,700	296,600
Other	2,500	2,900
Total deferred tax assets	2,054,200	1,938,500
Valuation allowance	(2,054,200)	(1,938,500)

NET DEFERRED TAX ASSETS	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at April 30, 2020 and 2019.

A reconciliation between the statutory federal income tax rate and the Company’s tax provision (benefit) is as follows:

	April 30, 2020		April 30, 2019
Amount computed using the statutory rate	$(95,500)	(21%)	$(70,500)	(21%)
Effect of state taxes	(24,900)	(5%)	(18,400)	(6%)
Other	4,700	1%	1,400	-
Change in valuation allowance	115,700	(26%)	87,500	(26%)
TOTAL INCOME TAX PROVISION (BENEFIT)	$-	-%	$-	-%

At April 30, 2020, the Company had federal and state net operating loss carry forwards of approximately $6,000,000, $4,845,000 of which expires between 2013 and 2037.  The remaining balance of approximately $1,155,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The Company has no tax position at April 30, 2020 and 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at April 30, 2020 and 2019. The Company’s federal income tax returns for fiscal years 2018 through 2020 remain open and subject to examination.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2020

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company rented office space from Marlin Property Management, LLC (“Marlin”) an entity owned by the spouse of the Company’s former President and current Chairman of the Board of Directors. The lease was on a month-to-month basis as financial resources were available. The Company terminated the lease effective November 1, 2018. For the year ended April 30, 2020 and 2019, office rent was $Nil and $1,500, respectively. No rent was incurred under this agreement during the year ended April 30, 2020.

During the year ended April 30, 2020, the Company paid a member of the Company’s Board of Directors (the “Board”) for consulting and investor relation services in the amount of $8,000 which was charged to “Management and administrative” expense on the Statement of Operations There was no expense for such services during the year ended April 30, 2019.

Effective September 1, 2019, the Board authorized the Company to accrue for a period of six months a monthly total of $18,000 to reward, compensate and incentivize for the Chairman of the Board, two respective members of the Board, and the Company’s Chief Financial Officer. Under the resolution, in the event of a change of control or sale of substantially all of the Company’s assets, these individuals shall collectively be granted bonuses equal to an aggregate two per cent (2%) of the value of the change of control or sale. During the year ended April 30, 2020, the Company incurred management and administrative expenses of $108,000 associated with the accrual and made $19,000 of payments. These individuals have agreed to defer payment of the remaining balance due until sufficient cash is available.

On March 10, 2020, the Company entered into a promissory note with the Company’s Chairman of the Board of Directors in the amount of $50,000.  The note matures on March 10, 2022 and accrues interest at 6% per annum. For the year ended April 30, interest expense, related party on the promissory note was $419. Accrued interest payable to the related party of $419 is accrued in Accounts Payable and Accrued Liabilities on the balance sheet at April 30, 2020.

NOTE 8 – STOCKHOLDERS’ EQUITY

On October 26, 2018, the Company issued 960,417 shares of its common stock in lieu of cash payment for accounts payable. The value of the shares issued was $57,625, based on a price of $0.06 per share which was the fair value on the date of issuance. No shares of common stock have been issued during the year ended April 30, 2020.

NOTE 9 – WARRANTS

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2018 and April 30, 2019	30,654,249	$0.16
Expired	(1,614,400)	0.23
Balance outstanding at April 30, 2020	29,039,849	$0.16

The composition of the Company’s warrants outstanding at April 30, 2020 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 12, 2015	October 12, 2020	4,241,000	0.20	0.45
October 12, 2016	October 12, 2021	14,000,000	0.15	1.45
October 31, 2017	October 31, 2020	10,798,849	0.15	0.50
		29,039,849	$0.16	0.95

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2020

NOTE 10 – STOCK OPTIONS

Options issued for mining interest

In consideration for its mining interest (see Note 4), the Company was obligated to issue stock options to purchase shares of the Company’s common stock based on “fair market price” which for financial statement purposes is considered to be the closing price of the Company’s common stock on the issue dates. Those costs are capitalized as Mining Interest.

For the year ended April 30, 2020, there were 500,000 options issued for mining interest at the exercise price of $0.04 per share that expire August 31, 2024. During the year ended April 30, 2020, in accordance with the 2019 Amendment to the Longstreet Agreement (see Note 4), the Company repriced 435,000 existing options to purchase Company common stock, to the exercise price of $0.04 per share, from exercise prices ranging from $0.05 to $0.80. The repriced options expiration date was extended to August 31, 2024. The fair value of the issuance and repricing was $16,044.

On January 16, 2019, the Company issued 45,000 stock options for mining interests with fair value of $2,250.

Options outstanding for mining interest totaled 435,000 at April 30, 2019 and 935,000 options at April 30, 2020 and are fully vested. As of April 30, 2020, the remaining weighted average term of the option grants for mining interest was 4.24 years. As of April 30, 2020, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of April 30, 2020 and 2019, respectively, there was no unrecognized compensation cost related to stock-based options and awards. No options were issued under the 2011 Plan during the year ended April 30, 2020 and 2019, respectively.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of April 30, 2020:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term
October 18, 2016	4,810,000	$0.06	1.47
April 30, 2018	1,400,000	0.065	3.00
Total options	6,210,000	$0.06	1.81

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Expiration Date	Options	Weighted Average Exercise Price
Mining interests	August 31, 2024	935,000	$0.04
Stock option plan	October 18, 2021 to April 30, 2023	6,210,000	0.06
Outstanding and exercisable at April 30, 2020		7,145,000	$0.06

The aggregate intrinsic value of all options vested and exercisable at April 30, 2020, was $47,425 based on the Company’s closing price of $0.065 per common share at April 30, 2020. The Company’s current policy is to issue new shares to satisfy option exercises.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2020

NOTE 11 – SUBSEQUENT EVENT

On June 27, 2020, the Company entered into a promissory note with the Company’s Chairman of the Board of Directors in the amount of $30,000.  The note matures on June 27, 2022 and accrues interest at 6% per annum.

On June 8, 2020, Star Gold Corp. (“Star Gold” or the “Company”) notified all of its Warrant holders that the Company was re-pricing, for a limited time, all issued and outstanding Common Stock Warrants, of the Company, to an Exercise Price of $.045 per share.

During the period beginning on June 8, 2020 and ending at 5:00 pm PDT on August 31, 2020, each outstanding Warrant to purchase Star Gold Common Stock may be exercised, in whole or in part, at the per share price of $.045 per share regardless of the Exercise Price set forth in the Warrant being exercised.

After 5:00 pm PDT on August 31, 2020 each remaining outstanding and unexercised Common Stock Warrant will then revert back to its original Exercise Price as set forth in each respective Warrant.

On July 6, 2020, the Company issued 816,000 shares of its common stock upon exercise of warrants at $0.045 per share by an accredited investor for cash proceeds of $36,720.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended April 30, 2020 and 2019 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the years ended April 30, 2020 and 2019, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2020, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of April 30, 2020, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

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

Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting during the fiscal year ending April 30, 2021.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred prior to the Company’s most recent financial quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	58	Chairman of the Board
David Segelov	53	President and Director
Kelly Stopher	57	Chief Financial Officer and Corporate Secretary/Treasurer
Paul Coombs	48	Director
Thomas Power	57	Director
Ronald D. Nilson	66	Director

Set forth below is a brief description of the background and business experience of the Company’s officers and directors:

Lindsay E. Gorrill – Chairman

Mr. Lindsay Gorrill is a Chartered Accountant and has university degrees in Finance and Marketing. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Mr. Gorrill has served as a member of the Company’s Board of Directors since July 2007. Mr. Gorrill currently serves as the Company’s Chairman of the Board and has in the past served as the Company’s President and Treasurer. Between July 2007 and October 2015, Mr. Gorrill previously served on the Board of Directors of JayHawk Energy, Inc. which was quoted via the OTC Markets, and also in the past served as JayHawk Energy, Inc.’s Chairman, President, Chief Executive Officer and Chief Financial Officer. Mr. Gorrill has also previously served as a member of the Board of Directors of Latera Ventures Corp, a company quoted via the OTC Markets. He has served in the past, as President, Chief Operating Officer and as a member of the Board of Directors of Berkley Renewables Inc., a company listed on the TSX Venture Exchange.

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

Paul Coombs – Director

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

Ronald D. Nilson – Director

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

Thomas Power – Director

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based on the Company’s review it believes that all required reports of Reporting Persons were filed for the year ended April 30, 2020.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company’s named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2020:

						Non-Qualified
					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation	All other
	Salary	Bonus (a)	Awards	Awards	Compensation	Earnings	compensation		Total
	($)	($)	($)	($)	($)	($)	($)		($)
Lindsay Gorrill, Chairman
2020	$-	$-	$-	$-	$-	$-	$-		$-
2019	-	-	-	-	-	-	-		-
2018	-	-	-	22,731	-	-	-		22,731
David Segelov, President and director
2020	$-	$-	$-	$-	$-	$-	$-		$-
2019	-	-	-	-	-	-	-		-
2018	-	-	-	22,731	-	-	-		22,731
Kelly Stopher, Chief Financial Officer
2020	$-	$-	$-	$-	$-	$-	$30,000	(a)	$30,000
2019	-	-	-	-	-	-	30,000	(a)	30,000
2018	-	-	-	12,989	-	-	30,000	(a)	42,989
Ronald Nilson, Director
2020	$-	$-	$-	$-	$-	$-	$-		$-
2019	-	-	-	-	-	-	-		-
2018	-	-	-	9,742	-	-	-		9,742
Paul Coombs, Director
2020	$-	$-	$-	$-	$-	$-	$12,000		$12,000
2019	-	-	-	-	-	-	-		-
2018	-	-	-	9,742	-	-	-		9,742
Thomas Power, Director
2020	$-	$-	$-	$-	$-	$-	$-		$-
2019	-	-	-	-	-	-	-		-
2018	-	-	-	9,742	-	-	-		9,742

(a)	Mr. Stopher provides all services typical of an accounting department for a small company. Mr. Stopher’s firm, Palouse Advisory Partners, LLC, is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2020, the Company did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The Company has adopted its 2011 Stock Option/Restricted Stock Plan. See Note 10 to the Financial Statements in Item 8 for a discussion on the 2011 Plan and issuances of options pursuant to the 2011 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of July 5, 2020 by: (i) each person (including any group) known to it to own more than five percent (5%) of any class of its voting securities, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Lindsay Gorrill Coeur d’Alene, ID (Chairman)	26,450,222	(1) (2)	30.9	% (3)
Common stock	David Segelov Bergenfeld, NJ (President and Director)	2,059,648		2.6	% (6)
Common stock	Kelly Stopher Spokane, WA (Chief Financial Officer)	1,565,081		2.0	% (7)
Common stock	Ronald D. Nilson Post Falls, ID (Director)	3,125,000		4.0	% (8)
Common stock	Paul Coombs St. John’s, Newfoundland, Canada (Director)	3,576,216		4.6	% (9)
Common stock	Thomas Power Hayden, ID (Director)	6,450,000		8.1	% (10)
Common stock	All Directors and Officers as a Group	43,226,167		46.1	% (11)

(1)	Includes 18,316,222 common shares held directly by Chairman of the Board of Directors (Direct ownership) of which 3,441,779 common shares are held by the spouse of the Chairman of the Board of Directors

(2)	Gorrill: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 26,450,222 divided by (77,394,841 + 5,984,000 + 2,150,000) = 30.9%

(3)	Segelov: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 2,059,648 divided by (77,394,841 + 300,000+ 1,250,000) = 2.6%

(4)	Stopher: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 1,565,081 divided by (77,394,841 + 0 + 960,000) = 2.0%

(5)	Nilson: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 3,125,000 divided by (77,394,841 + 1,000,000 + 525,000) = 4.0%

(6)	Coombs: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 3,576,216 divided by (77,394,841 + 1,050,000 + 625,000) = 4.5%

(7)	Power: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 6,450,000 divided by (77,394,841 + 2,000,000 + 525,000) = 8.1%

(8)	All officers and directors: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 43,226,167 divided by (77,394,841 + 10,334,000 + 6,035,000) = 46.1%

5% STOCKHOLDERS		Amount and Nature of Beneficial Ownership	Percentage of Common Stock
Common stock	Lindsay Gorrill, Coeur d’Alene, ID	26,420,222	30.9%
Common stock	Thomas Power, Hayden, ID	6,450,000	8.1%
Common stock	Joshua H. Landes, New York, NY	5,991,933	7.5%

Notes: Based on 77,394,841 shares of the Company’s common stock issued and outstanding as of July 5, 2020, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2020.

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

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2020 and 2019, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the years ended April 30,
	2020	2020
Audit fees	$24,000	$24,000
Tax fees	4,288	2,255
All other fees	-	-
Total audit fees	$28,288	$26,255

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics. (2)

99.1	Property Option Agreement dated January 15, 2010 between Minquest, Inc., and Star Gold Corp.

99.1	Amendment to Longstreet Property Option Agreement dated December 10, 2014 between Minquest, Inc. and Star Gold Corp.

99.1	Amendment to Longstreet Property Option Agreement dated January 5, 2016 between Minquest, Inc. and Star Gold Corp.

99.1	Option and Lease of Water Rights Agreement dated January 19, 2017 between Stone Cabin Company, LLC and Star Gold Corp.

99.1	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.

10.5	2019 Amendment to Longstreet Property Option Agreement

99.2	Shareholder Letter January 23, 2017

99.2	Shareholder Letter March 20, 2018

99.2	Longstreet Property Press Release August 14, 2019

99.2	Shareholder Letter September 10, 2019

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC, on February 02, 2012, as an exhibit to Form 8-K.
(*)	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR GOLD CORP.

Date:	July 27, 2020		/s/ DAVID SEGELOV

		By:	David Segelov
President and Director
(Principal Executive Officer)

Date:	July 27, 2020		/s/ KELLY J. STOPHER

		By:	Kelly J. Stopher
Chief Financial Officer and Corporate Secretary/Treasurer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 27, 2020	By:	/s/ LINDSAY E. GORRILL
Lindsay E. Gorrill
Director

Date:	July 27, 2020		/s/ DAVID SEGELOV
		By:	David Segelov
Director

Date:	July 27, 2020		/s/ THOMAS J. POWER
		By:	Thomas J. Power
Director

Date:	July 27, 2020		ABSENT
		By:	Ronald D. Nilson
Director

Date:	July 27, 2020		/s/ PAUL B. COOMBS
		By:	Paul B Coombs
Director