Form 10-Q
period 2020-07-31
Star Gold Corp.
filed 2020-09-14
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 11, 2020 there were 78,210,841 shares of registrant’s common stock, $0.01 par value, issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
BALANCE SHEETS (UNAUDITED)

	July 31, 2020	April 30, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,789	$26,617
Other current assets (NOTE 5)	11,174	20,331
TOTAL CURRENT ASSETS	17,963	46,948
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	555,069	543,485
OTHER ASSETS – NON-CURRENT (NOTE 5)	-	-

RECLAMATION BOND	89,400	89,400

TOTAL ASSETS	$662,432	$679,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$57,762	$24,460
Deferred compensation to officers and directors	89,000	89,000

TOTAL CURRENT LIABILITIES	146,762	113,460

OTHER LIABILITIES	25,000	20,000

NOTE PAYABLE RELATED PARTY	78,653	50,000

TOTAL LIABILITIES	250,415	183,460

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 78,210,841 and 77,394,841 shares issued and outstanding, respectively	78,211	77,395

Additional paid-in capital	11,612,475	11,576,571

Accumulated deficit	(11,278,669)	(11,157,593)

TOTAL STOCKHOLDERS’ EQUITY	412,017	496,373

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$662,432	$679,833

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	July 31, 2020		July 31, 2019
OPERATING EXPENSE
Mineral exploration expense		$25,146		$26,630
Pre-development expense		32,167		29,073
Legal and professional fees		40,735		40,260
Management and administrative		21,613		28,343
Depreciation		416		416

TOTAL OPERATING EXPENSES		120,077		124,722

LOSS FROM OPERATIONS		(120,077)		(124,722)

OTHER INCOME (EXPENSE)
Interest income		-		486
Interest expense		(262)		(215)
Interest expense, related party		(737)		-

TOTAL OTHER INCOME (EXPENSE)		(999)		271

NET LOSS BEFORE INCOME TAXES		(121,076)		(124,451)

Provision (benefit) for income tax		-		-

NET LOSS		$(121,076)		$(124,451)

Basic and diluted loss per share	$	Nil	$	Nil

Basic and diluted weighted average number shares outstanding		77,616,580		77,394,841

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended July 31, 2020 and 2019 (UNAUDITED)

	Common Stock
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, April 30, 2019	77,394,841	$77,395	$11,560,527	$(10,702,743)	$935,179
Net loss	-	-	-	(124,451)	(124,451)
BALANCE, July 31, 2019	77,394,841	$77,395	$11,560,527	$(10,827,194)	$810,728

BALANCE, April 30, 2020	77,394,841	$77,395	$11,576,571	$(11,157,593)	$496,373
Common shares issued for exercise of warrants	816,000	816	35,904	-	36,720

Net loss	-	-	-	(121,076)	(121,076)

BALANCE, July 31, 2020	78,210,841	$78,211	$11,612,475	$(11,278,669)	$412,017

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	July 31, 2020	July 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(121,076)	$(124,451)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	416	416
Changes in operating assets and liabilities:
Other current assets	-	2,105
Other assets	9,157	2,100
Accounts payable and accrued liabilities	31,955	31,134
Net cash used by operating activities	(79,548)	(88,696)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Net cash used in investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	30,000	-
Proceeds from common stock payable	5,000	-
Proceeds from exercise of warrants	36,720	-
Net cash provided by financing activities	71,720	-

Net change in cash and cash equivalents	(19,828)	(100,696)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,617	440,316

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,789	$339,620

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS JULY 31, 2020

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

In the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair statement of the interim financial statements have been included. The balance sheet at April 30, 2020 was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. Operating results for the three-month period ended July 31, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2021.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of July 31, 2020, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $11,278,669 and, at July 31, 2020, the Company’s working capital deficit was $128,799. Individuals to whom deferred compensation has accrued have agreed to forego payment until sufficient cash is available for payment of the liability (Note 6). Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

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

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS JULY 31, 2020

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and reclamation bond. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at July 31, 2020.

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

At July 31, 2020 and April 30, 2020, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS JULY 31, 2020

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

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS JULY 31, 2020

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

The outstanding securities at July 31, 2020 and 2019, that could have a dilutive effect are as follows:

	July 31, 2020	July 31, 2019
Stock options	7,145,000	6,645,000
Warrants	28,223,849	29,039,849
TOTAL POSSIBLE DILUTIVE SHARES	35,368,849	35,684,849

For the three months ended July 31, 2020 and 2019, respectively, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive and so are excluded in the diluted EPS.

NOTE 4 – EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at July 31, 2020 and April 30, 2020.

	July 31, 2020	April 30, 2020
Equipment	$4,995	$4,995
Less accumulated depreciation	(4,093)	(3,677)
Equipment, net of accumulated depreciation	902	1,318
Mining interest - Longstreet	554,167	542,167
TOTAL EQUIPMENT AND MINING INTEREST	$555,069	$543,485

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

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS JULY 31, 2020

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

On August 24, 2020, the Company executed an amendment to the Consulting Agreement which accelerated the payments to Great Basin to include a $22,500 lump sum payment and three subsequent monthly payments of $7,500 in consideration of the execution of a quit claim deed on the Longstreet claims for benefit of the Company (Note 10).

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

As of July 31, 2020, the unamortized portion of the Stone Cabin Water Rights Agreement is $8,360.

On August 21, 2017, the Company entered into an Option and Lease of Water Rights, with High Test Hay, LLC (the “High Test Water Rights Agreement”). In exchange for a one-time payment of $25,000, the High Test Water Rights Agreement grants the Company a three-year option to commence a ten-year lease on certain water rights in Nevada. The water rights are for use in conjunction with the Company’s Longstreet Project. Lease payments for the water rights do not commence unless and until the Company exercises the option to lease. The High Test Water Rights Agreement also grants the Company the ability to extend, upon additional option payments, the option to lease for up to an additional three years and the ability to extend the water rights lease (if exercised) for up to an additional twenty years. The initial $25,000 payment has been deferred and is being amortized on a straight-line basis over the three-year option period. As of July 31, 2020, the unamortized portion of the High Test Water Rights Agreement is $456.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS JULY 31, 2020

On August 21, 2020, the Company exercised its first option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment (Note 10).

The following is a summary of the Company’s Other Assets at July 31 and April 30, 2020.

	July 31, 2020	April 30, 2020
Option on water rights lease agreements, net	$8,785	$15,927
Prepaid insurance and other expenses	2,389	2,488
Other receivables	-	1,916
TOTAL OTHER CURRENT ASSETS	$11,174	$20,331

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective September 1, 2019, the Board authorized the Company to accrue for a period of six months a monthly total of $18,000 to reward, compensate and incentivize for the Chairman of the Board, two respective members of the Board, and the Company’s Chief Financial Officer. Under the resolution, in the event of a change of control or sale of substantially all of the Company’s assets, these individuals shall collectively be granted bonuses equal to an aggregate two per cent (2%) of the value of the change of control or sale. There have been no payments made during the three months ended July 31, 2020. These individuals have agreed to defer payment of the remaining balance due until sufficient cash is available. As of July 31, 2020, the balance of “Deferred compensation to officers and directors” was $89,000.

On March 10, 2020 and June 25, 2020, the Company entered into promissory notes with the Company’s Chairman of the Board of Directors in the amount of $50,000 and $30,000, respectively. The notes mature on March 10, 2022 and June 27, 2022, respectively and accrue interest at 6% per annum. For the three months ended July 31, 2020, interest expense, related party on the promissory note was $737. Accrued interest payable to the related party of $737 is accrued in Accounts Payable and Accrued Liabilities on the balance sheet at July 31, 2020.

On June 24, 2020, an officer of the Company made deposit of $5,000 in advance of an exercise of Warrants to Purchase 111,111 shares of the Company’s common stock at $0.045 per share. The deposit of $5,000 is included in “Other Liabilities”.

NOTE 7 – WARRANTS

On June 8, 2020, Star Gold notified all of its Warrant holders that the Company was re-pricing, for a limited time, all issued and outstanding Common Stock Warrants, of the Company, to an Exercise Price of $0.045 per share.

During the period beginning on June 8, 2020 and ending at 5:00 pm PDT on August 31, 2020, each outstanding Warrant to purchase Star Gold Common Stock may be exercised, in whole or in part, at the per share price of $0.045 per share regardless of the Exercise Price set forth in the Warrant being exercised.

After 5:00 pm PDT on August 31, 2020 each remaining outstanding and unexercised Common Stock Warrant will then revert to its original Exercise Price as set forth in each respective Warrant.

On July 6, 2020, an accredited investor exercised 816,000 Warrants to Purchase Common Shares of the Company’s stock at $0.045 per shares for cash proceeds of $36,720.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS JULY 31, 2020

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2019	30,654,249	$0.16
Expired	(1,614,400)	0.23
Balance outstanding at April 30, 2020	29,039,849	$0.16
Exercised	(816,000)	(0.05)
Balance outstanding at July 31, 2020	28,223,849	$0.16

The composition of the Company’s warrants outstanding at July 31, 2020 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 12, 2015	October 12, 2020	4,241,000	0.20	0.20
October 12, 2016	October 12, 2021	13,184,000	0.15	1.20
October 31, 2017	October 31, 2020	10,798,849	0.15	0.25
		28,223,849	$0.16	0.69

NOTE 8 – STOCK OPTIONS

Options issued for mining interest

In consideration for its mining interest (see Note 4), the Company was obligated to issue stock options to purchase shares of the Company’s common stock based on “fair market price” which for financial statement purposes is considered to be the closing price of the Company’s common stock on the issue dates. Those costs are capitalized as Mining Interest.

Options outstanding for mining interest totaled 935,000 options at both July 31, 2020 and April 30, 2020 and are all fully vested. As of July 31, 2020, the remaining weighted average term of the option grants for mining interest was 4.09 years. As of July 31, 2020, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of July 31, 2020 and 2019, respectively, there was no unrecognized compensation cost related to stock-based options and awards. No options were issued under the 2011 Plan during the three months ended July 31, 2020 and 2019, respectively.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS JULY 31, 2020

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of July 31, 2020:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term
October 18, 2016	4,810,000	$0.06	1.22
April 30, 2018	1,400,000	0.065	2.75
Total options	6,210,000	$0.06	1.56

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Expiration Date	Options	Weighted Average Exercise Price
Mining interests	August 31, 2024	935,000	$0.04
Stock option plan	October 18, 2021 to April 30, 2023	6,210,000	0.06
Outstanding and exercisable at July 31, 2020		7,145,000	$0.06

The aggregate intrinsic value of all options vested and exercisable at July 31, 2020, was $47,425 based on the Company’s closing price of $0.065 per common share at July 31, 2020. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 9 – STOCKHOLDERS’ EQUITY

On July 6, 2020, the Company issued 816,000 shares of its common stock upon exercise of warrants at $0.045 per share by an accredited investor for cash proceeds of $36,720 (Note 7).

NOTE 10 – SUBSEQUENT EVENTS

On August 21, 2020, the Company exercised its first option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment.

On August 24, 2020, the Company executed an amendment to the Consulting Agreement which accelerated the payments to Great Basin to include a $22,500 lump sum payment and three subsequent monthly payments of $7,500 in consideration of the execution of a quit claim deed on the Longstreet claims for benefit of the Company.

On August 31, 2020 the Board approved extending the expiration of the repricing, of all issued and outstanding Warrants, to September 11, 2020.

As of September 11, 2020, the Company had received notice of intent to exercise 18,072,565 warrants to purchase shares of the Company’s common stock at $0.045 per share for expected proceeds of $813,265.

As of September 11, 2020 officers and directors of the Company also exercised warrants to purchase 1,961,111 shares of the Company’s common stock at $0.045 per share for proceeds of $88,250.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2020. The following statements may be forward-looking in nature and actual results may differ materially.

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

During 2019, the Company re-examined the costing assumptions of potentially building a leach pad near the Main knob and what economic effects would emerge from moving the proposed leach pad. That re-examination showed that moving the leach pad to 300 feet from the Main knob of the Longstreet Project would limit land disturbance and result in reduced construction and hauling costs. A commissioned Preliminary Economic Assessment (“PEA”) has been commenced to verify these results.

In September 2019, the Company received a positive decision on its application for a drilling permit from the Bureau of Land Management (“BLM”). The permit allows the Company to commence drilling mainly for the Hydrology Study but also enabling drilling on other holes on the Main knob for geochemical analysis. A bond has been obtained and there are no impediments to drilling other than capital constraints. This permit is valid for two years and may be extended.

For the fiscal year ending April 30, 2021, the Company plans to commence the following activities as it prepares the Environmental Impact Statement (“EIS”) on the Longstreet Project:

Hydrology Drilling – 2 to 4 holes expected to be sufficient

Geochemical analysis – design of program for submission to State of Nevada involves some core drilling;

Plan of Operations Development (Mine Plan, Civil Engineering Designs)

Assuming the results of the above-referenced activities are favorable, the Company intends to proceed to the preparation of an EIS and plan of operation for the Longstreet project (the “Longstreet Plan”). The eventual objective of the EIS and Longstreet Plan is the issuance, by each respective governing agency, of the necessary mine permits to authorize the construction of, and ongoing operations at, an open pit/heap leach mine at the Longstreet Property.

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

RESULTS OF OPERATIONS

	For the three months ended July 31,
	2020	2019	$ Change	% Change
Mineral exploration expense	$25,146	$26,630	$(1,484)	(5.6%)
Pre-development expense	32,167	29,073	3,094	10.6%
Legal and professional fees	40,735	40,260	475	1.2%
Management and administrative	21,613	28,343	(6,730)	(23.7%)
Depreciation	416	416	-	N/A
Interest expense	262	215	47	21.9%
Interest expense, related party	737	-	737	N/A
Interest (income)	-	(486)	486	(100.0%)
NET LOSS	$121,076	$124,451	$(3,375)	(2.7%)

The Company earned no operating revenue in 2020 or 2019 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended July 31, 2020 of $121,076 decreased by $3,575 from 2019 total net loss of $124,451.

Mineral exploration expense

	For the three months ended July 31,
	2020	2019	$ Change	% Change
Drilling and field work	$-	$1,386	$(1,386)	(100.0%)
Claims	25,146	25,244	(98)	(0.4%)
Total mineral exploration expense	$25,146	$26,630	$(1,484)	(5.6%)

Mineral exploration expense for the three months ended July 31, 2020 was $25,146 a decrease of $1,484 from 2019 mineral exploration expense of $26,630.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit for construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended July 31,
	2020	2019	$ Change	% Change
Flora and fauna contractor	$-	$8,060	$(8,060)	(100.0%)
Field expense	2,075	-	2,075	N/A
Environmental and plan of operation	-	11,857	(11,857)	(100.0%)
Project management	-	5,375	(5,375)	(100.0%)
Water rights costs	7,142	3,781	3,361	88.9%
Technical consultants	22,950	-	22,950	N/A
Total pre-development expense	$32,167	$29,073	$3,094	10.6%

Pre-development expense for the three months ended July 31, 2020 was $32,167, an increase of $3,094 from 2019 pre-development expense of $29,073.

Technical consultant expense increased to $22,950 in 2020 due to a consulting contract executed with Great Basin Resources, Inc. as consideration for amending the Longstreet Property Agreement.

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

Legal and professional fees

	For the three months ended July 31,
	2020	2019	$ Change	% Change
Audit and accounting	$15,718	$15,000	$718	4.8%
Legal fees	8,888	2,200	6,688	304.0%
Public company expense	14,449	15,364	(915)	(6.0%)
Investor relations	1,680	7,696	(6,016)	(78.2%)
Total legal and professional fees	$40,735	$40,260	$475	1.2%

Audit and accounting fees for the three months ended July 31, 2020 remained relatively unchanged compared to the three months ended July 31, 2019.

Legal fees increased $6,688, from $2,200 for the three months ended July 31, 2019 to $8,888, for the three months ended July 31, 2020. There are no pending legal issues or contingencies as of July 31, 2020.

Public company expense decreased $915 for the three months ended July 31, 2020. The primary component of public company expense is the annual fee associated with OTC Markets for the Company’s OTCQB status. The Company engaged an outside consultant for advisory services during the three months ended July 31, 2019 which accounted for the bulk of the decrease in public company expense compared to the three months ended July 31, 2020.

General and administrative expense

	For the three months ended July 31,
	2020	2019	$ Change	% Change
Auto and travel	$1,593	$4,847	$(3,254)	(67.1%)
General administrative and insurance	11,891	9,641	2,250	23.3%
Management fees and payroll	7,500	12,660	(5,160)	(40.8%)
Office and computer expense	515	1,019	(504)	(49.5%)
Telephone and utilities	114	176	(62)	(35.2%)
Total general and administrative	$21,613	$28,343	$(6,730)	(23.7%)

Total general and administrative expense decreased $6,730 for the three months ended July 31, 2020 to $21,613 compared to $28,643 for the three months ended July 31, 2019. COVID-19 limited business-related travel which resulted in a decrease in auto and travel expense for the quarter.

LIQUIDITY AND FINANCIAL CONDITION

	July 31, 2020	April 30, 2020
WORKING CAPITAL
Current assets	$17,963	$46,948
Current liabilities	146,762	113,460
Working capital deficit	$(128,799)	$(66,512)

	For the three months ended
	July 31, 2020	July 31, 2019
CASH FLOWS
Cash flow used by operating activities	$(79,548)	$(88,696)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	71,720	-
Net decrease in cash during period	$(19,828)	$(100,696)

As of July 31, 2020, the Company had cash on hand of $6,789. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

Star Gold Corp. anticipates continuing to rely on sales of its debt and/or equity securities to continue to fund ongoing operations. Issuances of additional shares of common stock may result in dilution to the Company’s existing stockholders. There is no assurance that the Company will be able to complete any additional sales of equity securities or that it will be able arrange for other financing to fund its planned business activities.

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

PEO and PFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the PEO and the PFO. The Certifications are required in accordance with Section 03 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). The Items of this report which you are currently reading is the information concerning the Evaluation referred to in Section 302 Certifications and this information should be read in conjunction with Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended July 31, 2020 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2020 which was filed with the SEC on July 29, 2020.

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

STAR GOLD CORP.

Date:	September 11, 2020	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	September 11, 2020	By:	/s/ KELLY J. STOPHER
Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)