Form 10-Q
period 2020-10-31
Star Gold Corp.
filed 2020-12-15
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended October 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 14, 2020, there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
BALANCE SHEETS (UNAUDITED)

	October 31, 2020	April 30, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$508,816	$26,617
Other current assets (NOTE 5)	25,769	20,331

TOTAL CURRENT ASSETS	534,585	46,948
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	554,653	543,485
RECLAMATION BOND	89,400	89,400

TOTAL ASSETS	$1,178,638	$679,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$53,716	$24,460
Deferred compensation to officers and directors	-	89,000

TOTAL CURRENT LIABILITIES	53,716	113,460
OTHER LIABILITIES	-	20,000
NOTE PAYABLE RELATED PARTY	-	50,000

TOTAL LIABILITIES	53,716	183,460

COMMITMENTS AND CONTINGENCIES (NOTE 4)	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 97,290,810 and 77,394,841 shares issued and outstanding, respectively	97,291	77,395
Additional paid-in capital	12,453,993	11,576,571
Accumulated deficit	(11,426,362)	(11,157,593)

TOTAL STOCKHOLDERS’ EQUITY	1,124,922	496,373

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,178,638	$679,833

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended October 31,				Six months ended October 31,
	2020		2019		2020		2019
OPERATING EXPENSES
Mineral exploration expense		$-		$-		$25,146		$26,630
Pre-development expense		103,741		28,690		135,908		57,763
Legal and professional fees		20,853		19,462		61,588		59,722
Management and administrative		21,802		61,518		43,415		89,860
Depreciation		416		416		832		833

TOTAL OPERATING EXPENSES		146,812		110,086		266,889		234,808

LOSS FROM OPERATIONS		(146,812)		(110,086)		(266,889)		(234,808)

OTHER INCOME (EXPENSE)
Interest income		11		230		11		716
Interest expense		(262)		(233)		(524)		(448)
Interest expense, related party		(630)		-		(1,367)		-

TOTAL OTHER INCOME (EXPENSE)		(881)		(3)		(1,880)		268

NET LOSS BEFORE INCOME TAX		(147,693)		(110,089)		(268,769)		(234,540)
Provision (benefit) for income tax		-		-		-		-

NET LOSS		$(147,693)		$(110,089)		(268,769)		$(234,540)
Basic and diluted loss per share	$	Nil	$	Nil	$	Nil	$	Nil
Basic and diluted weighted average number shares outstanding		91,213,526		77,394,841		84,415,053		77,394,841

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three and six months ended October 31, 2020 and 2019 (UNAUDITED)

	Common Stock
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

BALANCE, April 30, 2019	77,394,841	$77,395	$11,560,527	$(10,702,743)	$935,179
Net loss	-	-	-	(124,451)	(124,451)
BALANCE, July 31, 2019	77,394,841	$77,395	$11,560,527	$(10,827,194)	$810,728
Net loss	-	-	-	(110,089)	(110,089)
Options issued for mining interest	-	-	16,044	-	16,044
BALANCE, October 31, 2019	77,394,841	$77,395	$11,576,571	$(10,937,283)	$716,683

BALANCE, April 30, 2020	77,394,841	$77,395	$11,576,571	$(11,157,593)	$496,373
Common shares issued for exercise of warrants	816,000	816	35,904	-	36,720
Net loss	-	-	-	(121,076)	(121,076)
BALANCE, July 31, 2020	78,210,841	$78,211	$11,612,475	$(11,278,669)	$412,017
Common shares issued for exercise of warrants	18,679,969	18,680	821,918	-	840,598
Common shares issued for accounts payable	400,000	400	19,600	-	20,000
Net loss	-	-	-	(147,693)	(147,693)
BALANCE, October 31, 2020	97,290,810	$97,291	$12,453,993	$(11,426,362)	$1,124,922

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended
	October 31, 2020	October 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(268,769)	$(234,540)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	832	833
Changes in operating assets and liabilities:
Other current assets	-	5,857
Other assets	(5,438)	2,557
Accounts payable and accrued liabilities	29,256	15,344
Deferred compensation to officers and directors	(89,000)	-
Net cash used by operating activities	(333,119)	(209,949)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests and property	(12,000)	(62,000)
Payments for collateral on reclamation bond	-	(67,800)
Net cash used in investing activities	(12,000)	(129,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	30,000	-
Repayment of note payable, related party	(80,000)	-
Proceeds from exercise of warrants	877,318	-
Net cash provided by financing activities	827,318	-

Net change in cash and cash equivalents	482,199	(339,749)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,617	440,316

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$508,816	$100,567

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2020

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

In the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair statement of the interim financial statements have been included. The balance sheet at October 31, 2020 was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars.  Operating results for the three- and six-month period ended October 31, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2021.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of October 31, 2020, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying balance sheets at October 31, 2020, the Company has an accumulated deficit of $11,426,362. At October 31, 2020, the Company’s working capital was $480,869. Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

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
OCTOBER 31, 2020

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and reclamation bond. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2020.

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

At October 31, 2020 and April 30, 2020, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

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
OCTOBER 31, 2020

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

New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The Company adopted ASU No. 2108-13 on May 1, 2020. There is no impact on the effect of this update on fair value measurement disclosures for the period ended October 31, 2020.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2020

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

The outstanding securities at October 31, 2020 and 2019, that could have a dilutive effect are as follows:

	October 31, 2020	October 31, 2019
Stock options	7,145,000	6,645,000
Warrants	6,789,667	29,039,849
TOTAL POSSIBLE DILUTIVE SHARES	13,934,667	35,684,849

For the three and six months ended October 31, 2020 and 2019, respectively, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive and so are excluded in the diluted EPS.

NOTE 4 – EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at October 31, 2020 and April 30, 2020.

	October 31, 2020	April 30, 2020
Equipment	$4,995	$4,995
Less accumulated depreciation	(4,509)	(3,677)
Equipment, net of accumulated depreciation	486	1,318
Mining interest - Longstreet	554,167	542,167
TOTAL EQUIPMENT AND MINING INTEREST	$554,653	$543,485

Pursuant to the Longstreet Property Option Agreement with Great Basin Resources, Inc. (“Great Basin”), as amended, which was originally entered into by the Company on or about January 15, 2010 (the “Longstreet Agreement”), the Company leased, with an option to acquire, unpatented mining claims located in the State of Nevada known as the Longstreet Property. Through August 12, 2019, the Company was required to make minimal lease payments in the form of cash and options to purchase shares of the Company’s common stock.

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

On August 12, 2019, the Company and Great Basin agreed to, again, amend the Longstreet Agreement (the “2019 Amendment”) to eliminate the required property expenditure structure and to implement new consideration for the transfer of the Longstreet Property pursuant to that agreement. The 2019 Amendment eliminated the remainder of the required property expenditures. The 2019 Amendment set forth Great Basin would transfer title of the Longstreet Property to the Company upon the Company:

a)	Adjusting the exercise price, to $0.04, on 435,000 existing options to purchase shares of Company common stock from exercise prices ranging from $0.05 to $0.08 per share;

b)	issuing an additional 500,000 options to purchase shares of Company common stock at the exercise price of $0.04;

c)	making a cash payment of $50,000 to Great Basin (paid on August 19, 2019) and

d)	entering into a consulting agreement with Great Basin with a term of eighteen (18) months.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2020

On August 12, 2019, the Company repriced 435,000 existing options to purchase shares of the Company’s common stock to an exercise price of $0.04 and issued an additional 500,000 options to purchase shares of the Company’s common stock at an exercise price of $0.04. The fair value of the re-pricing and issuance of additional stock options was $16,044 which was capitalized as “Mining Interest”.

On September 1, 2019, the Company executed a consulting agreement with Great Basin for a term of 18 months (the (“Consulting Agreement”). Under the Consulting Agreement, the Company will pay Great Basin $7,500 per month for the term of the Consulting Agreement. The Company paid Great Basin $60,000 for the year ended April 30, 2020. The payments to Great Basin are included in “Pre-development expense” on the statement of operations.

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

On September 20, 2019, the Company paid $67,800 to the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

On August 24, 2020, the Company executed an amendment to the Consulting Agreement which accelerated the payments to Great Basin to include a $22,500 lump sum payment and three subsequent monthly payments of $7,500 in consideration of the execution and recording of a quit claim deed on the Longstreet claims for benefit of the Company.

NOTE 5 – OTHER CURRENT ASSETS

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

As of October 31, 2020, the unamortized portion of the Stone Cabin Water Rights Agreement is $3,342.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2020

On August 21, 2017, the Company entered into an Option and Lease of Water Rights, with High Test Hay, LLC (the “High Test Water Rights Agreement”).  In exchange for a one-time payment of $25,000, the High Test Water Rights Agreement grants the Company a three-year option to commence a ten-year lease on certain water rights in Nevada. The water rights are for use in conjunction with the Company’s Longstreet Project. Lease payments for the water rights do not commence unless and until the Company exercises the option to lease.  The High Test Water Rights Agreement also grants the Company the ability to extend, upon additional option payments, the option to lease for up to an additional three years and the ability to extend the water rights lease (if exercised) for up to an additional twenty years.  The initial $25,000 payment has been deferred and is being amortized on a straight-line basis over the three-year option period. As of October 31, 2020, the unamortized portion of the High Test Water Rights Agreement is $20,137

On August 21, 2020, the Company exercised its first option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment.

The following is a summary of the Company’s Other Assets at October 31 and April 30, 2020.

	October 31, 2020	April 30, 2020
Option on water rights lease agreements, net	$23,479	$15,927
Prepaid insurance and other expenses	2,290	2,488
Other receivables	-	1,916
TOTAL OTHER CURRENT ASSETS	$25,769	$20,331

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective September 1, 2019, the Board authorized the Company to accrue for a period of six months a monthly total of $18,000 to reward, compensate and incentivize for the Chairman of the Board, two respective members of the Board, and the Company’s Chief Financial Officer. Under the resolution, in the event of a change of control or sale of substantially all of the Company’s assets, these individuals shall collectively be granted bonuses equal to an aggregate two per cent (2%) of the value of the change of control or sale. During the three months ended October 31, 2020, the accrued balance of $89,000 was paid to the respective officers and directors. As of October 31, 2020, the balance of “Deferred compensation to officers and directors” was $Nil.

On March 10, 2020 and June 25, 2020, the Company entered into promissory notes with the Company’s Chairman of the Board of Directors in the amount of $50,000 and $30,000, respectively.  The notes mature on March 10, 2022 and June 27, 2022, respectively and accrue interest at 6% per annum. For the three months ended October 31, 2020, interest expense, related party on the promissory notes was $630. For the six months ended October 31, 2020, interest expense, related party on the promissory notes was $1,367. During the three months ended October 31, 2020, the outstanding balance of the respective promissory notes of $80,000 and accrued interest of $1,786 was repaid to the Company’s Chairman of the Board.

For the three and six months ended October 31, 2020, officers and directors of the Company exercised warrants to purchase 2,072,222 shares of the Company’s common stock at $0.045 per share for proceeds of $93,250 (Notes 7 and 9).

NOTE 7 – WARRANTS

On June 8, 2020, Star Gold notified all of its warrant holders that the Company was re-pricing, for a limited time, all issued and outstanding common stock warrants, of the Company, to an Exercise Price of $0.045 per share.

During the period beginning on June 8, 2020 and ending on August 31, 2020, each outstanding warrant to purchase Star Gold common stock could be exercised, in whole or in part, at the per share price of $0.045 per share regardless of the exercise price set forth in the warrant being exercised.

After August 31, 2020 each remaining outstanding and unexercised common stock warrant will then revert to its original exercise price as set forth in each respective warrant.

On July 6, 2020, a warrant holder exercised 816,000 warrants to purchase common shares of the Company’s stock at $0.045 per shares for cash proceeds of $36,720.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2020

On August 31, 2020 the Board approved extending the expiration of the repricing, of all issued and outstanding warrants, to September 11, 2020. On September 11, 2020 the Board approved extending the expiration of the repricing, of all issued and outstanding warrants, to September 30, 2020. On October 1, 2020, all warrants outstanding reverted to their original exercise price as set forth in each respective warrant.

For the three months ended October 31, 2020, 43 warrant holders exercised a total of 18,679,969 warrants to purchase shares of the Company’s common stock at $0.045 per share for aggregate cash proceeds of $840,598.

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2019	30,654,249	$0.16
Expired	(1,614,400)	0.23
Balance outstanding at April 30, 2020	29,039,849	$0.16
Exercised	(19,495,969)	(0.05)
Expired	(2,754,213)	(0.05)
Balance outstanding at October 31, 2020	6,789,667	$0.15

The composition of the Company’s warrants outstanding at October 31, 2020 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 12, 2016	October 12, 2021	6,789,667	0.15	0.95
		6,789,667	$0.15	0.95

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

Options outstanding for mining interest totaled 935,000 options at both October 31, 2020 and April 30, 2020 and are all fully vested. As of October 31, 2020, the remaining weighted average term of the option grants for mining interest was 3.84 years. As of October 31, 2020, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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

The Stock Option Plan has a fixed maximum percentage of 10% of the Company’s outstanding shares of common stock that are eligible for the plan pool, whereby the number of Shares under the plan increases automatically increases as the total number of outstanding shares of common stock increase. The number of shares of common stock subject to the Stock Option Plan and any outstanding awards will be adjusted appropriately by the Board of Directors if the Company’s common stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all of the Company’s assets.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2020

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

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of October 31, 2020 and 2019, respectively, there was no unrecognized compensation cost related to stock-based options and awards. No options were issued under the 2011 Plan during the three months ended October 31, 2020 and 2019, respectively.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of October 31, 2020:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term
October 18, 2016	4,810,000	$0.06	0.96
April 30, 2018	1,400,000	0.065	2.50
Total options	6,210,000	$0.06	1.31

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Expiration Date	Options	Weighted Average Exercise Price
Mining interests	August 31, 2024	935,000	$0.04
Stock option plan	October 18, 2021 to April 30, 2023	6,210,000	0.06
Outstanding and exercisable at October 31, 2020		7,145,000	$0.06

The aggregate intrinsic value of all options vested and exercisable at October 31, 2020, was $4,675 based on the Company’s closing price of $0.045 per common share at October 31, 2020. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 9 – STOCKHOLDERS’ EQUITY

On July 6, 2020, the Company issued 816,000 shares of its common stock upon exercise of warrants at $0.045 per share by a warrant holder for cash proceeds of $36,720 (Note 7).

On August 1, 2020, the Company issued 400,000 shares of its common stock in lieu of cash to at $0.05 per share for accounts payable.

For the three months ended October 31, 2020, the Company issued a total of 18,679,969 shares of its common stock upon exercise of warrants at $0.045 per share by 43 warrant holders for aggregate proceeds of $840,598 (Note 7).

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

Star Gold Corp. currently owns certain unpatented mining claims located in the State of Nevada which in part make up what we refer to as the “Longstreet Property” (or the “Longstreet Project”). The Longstreet Property in its entirety comprises 142 mineral claims: 75 original optioned claims, of which 70 are unpatented staked claims and five (5) claims leased from local ranchers, pursuant to the “Clifford Lease”; as well as 67 claims subsequently staked by Great Basin for benefit of Star Gold. The Longstreet Property covers a total area of approximately 2,500 acres (1,012 ha). The Longstreet Project is at an intermediate stage of exploration.

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

Portions of the Company’s mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property name	Longstreet
Third parties	Great Basin Resources, Inc. and Clifford
Number of claims	142 (1)
Acres (approx.)	2,500
Agreements/Royalties
Royalties	3% Net Smelter Royalty (“NSR”)
Annual advance royalty payment	$12,000

(1)	Great Basin Resources, Inc. (“Great Basin”) took assignment from MinQuest, Inc., of the 142 claims which were leased to the Company under the Longstreet Agreement (which was also assigned to Great Basin) (Note 4 of the financial statements contained in Item 8) and of these 142 claims, Clifford owns 5 claims (also Note 4) which are managed by the Company. On September 10, 2020, the Company recorded a Quit Claim Deed for its benefit on 120 of the Longstreet claims. The Company will receive title of an additional 17 mining claims upon the impending filing of a Quit Claim Deed on the remaining Longstreet claims.

(2)	On August 12, 2019, the Company and Great Basin Resources, Inc. (“Great Basin”) agreed to amend the Longstreet Agreement (Note 4) to eliminate the required property expenditure structure and to implement new consideration for the transfer of the Property pursuant to that agreement (the “2019 Amendment”). The Amendment eliminated the remainder of the required property expenditures set forth in the Longstreet Agreement, as amended.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 1875 Lakewood Drive, Suite 200, Coeur d’Alene, ID 83814. The telephone number is (208) 664-5066. Star Gold Corp. currently holds title to 120 mining claims and will receive title of an additional 17 mining claims upon the impending filing of a Quit Claim Deed on the remaining Longstreet claims..

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

RESULTS OF OPERATIONS

	For the three months ended October 31,
	2020	2019	$ Change	% Change
Mineral exploration expense	$-	$-	$-	N/A
Pre-development expense	103,741	28,690	75,051	261.6%
Legal and professional fees	20,853	19,462	1,391	7.1%
Management and administrative	21,802	61,518	(39,716)	(64.6%)
Depreciation	416	416	-	0.0%
Interest expense	262	233	29	12.4%
Interest expense, related party	630	-	630	N/A
Interest (income)	(11)	(230)	219	(95.2%)
NET LOSS	$147,693	$110,089	$37,604	34.2%

	For the six months ended October 31,
	2020	2019	$ Change	% Change
Mineral exploration expense	$25,146	$26,630	$(1,484)	(5.6%)
Pre-development expense	135,908	57,763	78,145	135.3%
Legal and professional fees	61,588	59,722	1,866	3.1%
Management and administrative	43,415	89,860	(46,445)	(51.7%)
Depreciation	832	833	(1)	(0.1%)
Interest expense	524	448	76	17.0%
Interest expense, related party	1,367	-	1,367	N/A
Interest (income)	(11)	(716)	705	(98.5%)
NET LOSS	$268,769	$234,540	$34,229	14.5%

The Company earned no operating revenue in 2020 or 2019 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended October 31, 2020 of $147,693 increased by $37,604 from 2019 total net loss of $110,089. Total net loss for the six months ended October 31, 2020 of $268,769 increased by $34,229 from 2019 total net loss of $234,540

Mineral exploration expense

	For the six months ended October 31,
	2020	2019	$ Change	% Change
Drilling and field work	$-	$1,386	$(1,386)	(100.0%)
Claims	25,146	25,244	(98)	(0.4%)
Total mineral exploration expense	$25,146	$26,630	$(1,484)	(5.6%)

Mineral exploration expense for the six months ended October 31, 2020 was $25,146 a decrease of $1,484 from 2019 mineral exploration expense of $26,630. There was no mineral exploration expense for the three months ended October 31, 2020 and 2019, respectively.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit for construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended October 31,
	2020	2019	$ Change	% Change
Environmental and plan of operation	$-	$9,909	$(9,909)	-100.0%
Water rights costs	10,306	3,781	6,525	172.6%
Technical consultants	93,435	15,000	78,435	522.9%
Total pre-development expense	$103,741	$28,690	$75,051	261.6%

	For the six months ended October 31,
	2020	2019	$ Change	% Change
Flora and fauna contractor	$-	$8,060	$(8,060)	(100.0%)
Field expense	1,875	-	1,875	N/A
Environmental and plan of operation	-	21,766	(21,766)	(100.0%)
Permits and fees	200	-	200	N/A
Project management	-	5,375	(5,375)	(100.0%)
Water rights costs	17,448	7,562	9,886	130.7%
Technical consultants	116,385	15,000	101,385	675.9%
Total pre-development expense	$135,908	$57,763	$78,145	135.3%

Pre-development expense for the three months ended October 31, 2020 was $103,741, an increase of $75,051 from 2019 pre-development expense of $28,690. Pre-development expense for the six months ended October 31, 2020 was $135,908, an increase of $78,145 from 2019 pre-development expense of $57.763.

Technical consultant expense increased to $22,950 in 2020 due to a consulting contract executed with Great Basin Resources, Inc. as consideration for amending the Longstreet Property Agreement. For the three months ended October 31, 2020, the Company accelerated the payment to Great Basin Resources, Inc. in consideration of a recorded quit claim deed on the Longstreet property claims. As well for the three months ended October 31, 2020, the Company engaged a mining engineering firm for the purpose of authorizing an updated Preliminary Economic Assessment (“PEA”) report on the project. The updated PEA is expected to incorporate effects of the recent upward trend in the price of gold and silver. As well, updating costing methods are expected to be incorporated in the PEA. Consequently, total pre-development expense increased $78,145 for the six months ended October 31, 2020 compared to the six months ended October 31, 2019.

On November 4, 2019, the United States Department of Agriculture-Forest Service approved the Company’s Longstreet Exploration Project which includes drilling of two (2) test holes for water and a monitoring well to determine sufficient water supply for a potential mine at the Longstreet site.

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

Legal and professional fees

	For the three months ended October 31,
	2020	2019	$ Change	% Change
Audit and accounting	$3,460	$3,000	$460	15.3%
Legal fees	13,323	7,975	5,348	67.1%
Public company expense	4,070	2,895	1,175	40.6%
Investor relations	-	5,592	(5,592)	(100.0%)
Total legal and professional fees	$20,853	$19,462	$1,391	7.1%

	For the six months ended October 31,
	2020	2019	$ Change	% Change
Audit and accounting	$19,178	$18,000	$1,178	6.5%
Legal fees	22,211	10,175	12,036	118.3%
Public company expense	18,519	18,259	260	1.4%
Investor relations	1,680	13,288	(11,608)	(87.4%)
Total legal and professional fees	$61,588	$59,722	$1,866	3.1%

Audit and accounting fees for the three months ended October 31, 2020 remained relatively unchanged compared to the three months ended October 31, 2019.

Legal fees increased $5,348, from $7,975 for the three months ended October 31, 2019 to $13,323, for the three months ended October 31, 2020. The Company incurred additional legal expenses related to the re-pricing and subsequent exercise of its warrants to purchase common stock (Notes 7 and 9 of Financial Statements). There are no pending legal issues or contingencies as of October 31, 2020.

Public company expense increased $1,175 for the three months ended October 31, 2020 which was attributable to costs associated with issuance of common stock. The primary component of public company expense is the annual fee associated with OTC Markets for the Company’s OTCQB status.

General and administrative expense

	For the three months ended October 31,
	2020	2019	$ Change	% Change
Auto and travel	$-	$7,081	$(7,081)	(100.0%)
General administrative and insurance	11,891	9,641	2,250	23.3%
Management fees and payroll	7,500	43,660	(36,160)	(82.8%)
Office and computer expense	2,317	957	1,360	142.1%
Telephone and utilities	94	179	(85)	(47.5%)
Total general and administrative	$21,802	$61,518	$(39,716)	(64.6%)

	For the six months ended October 31,
	2020	2019	$ Change	% Change
Auto and travel	$1,592	$11,928	$(10,336)	(86.7%)
General administrative and insurance	23,782	19,282	4,500	23.3%
Management fees and payroll	15,000	56,320	(41,320)	(73.4%)
Office and computer expense	2,833	1,976	857	43.4%
Telephone and utilities	208	354	(146)	(41.2%)
Total general and administrative	$43,415	$89,860	$(46,445)	(51.7%)

Total general and administrative expense decreased $39,716 for the three months ended October 31, 2020 to $21,802 compared to $61,518 for the three months ended October 31, 2019. COVID-19 limited business-related travel which resulted in a decrease in auto and travel expense for the quarter.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	October 31, 2020	April 30, 2020
Current assets	$534,585	$46,948
Current liabilities	53,716	113,460
Working capital (deficit)	$480,869	$(66,512)

	For the six months ended
CASH FLOWS	October 31, 2020	October 31, 2019
Cash flow used by operating activities	$(333,119)	$(209,949)
Cash flow used by investing activities	(12,000)	(129,800)
Cash flow provided by financing activities	827,318	-
Net change in cash during period	$482,199	$(339,749)

As of October 31, 2020, the Company had cash on hand of $508,816. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of the Company’s capital stock or alternative methods such as mergers or sale of the Company’s assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company currently requires additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended October 31, 2020 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

On July 6, 2020, the Company issued 816,000 shares of its common stock upon exercise of Warrants at $0.045 per share by a Warrant holder for cash proceeds of $36,720.

On August 1, 2020, the Company issued 400,000 shares of its common stock in lieu of cash to at $0.05 per share for accounts payable.

For the three (3) months ended October 31, 2020, the Company issued a total of 18,679,969 shares of its common stock upon exercise of Warrants at $0.045 per share by 43 Warrant holders for aggregate proceeds of $840,598.

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

STAR GOLD CORP.

Date:	December 14, 2020	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	December 14, 2020	By:	/s/ KELLY J. STOPHER
Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)