Form 10-Q
period 2021-01-31
Star Gold Corp.
filed 2021-03-17
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 17, 2021, there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
BALANCE SHEETS (UNAUDITED)

	January 31, 2021	April 30, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$346,816	$26,617
Other current assets (NOTE 5)	34,626	20,331

TOTAL CURRENT ASSETS	381,442	46,948
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	554,236	543,485
RECLAMATION BOND	89,400	89,400

TOTAL ASSETS	$1,025,078	$679,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$65,922	$24,460
Deferred compensation to officers and directors	-	89,000

TOTAL CURRENT LIABILITIES	65,922	113,460
OTHER LIABILITIES	-	20,000
NOTE PAYABLE RELATED PARTY	-	50,000

TOTAL LIABILITIES	65,922	183,460

COMMITMENTS AND CONTINGENCIES (NOTE 4)	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 97,290,810 and 77,394,841 shares issued and outstanding, respectively	97,291	77,395
Additional paid-in capital	12,453,993	11,576,571
Accumulated deficit	(11,592,128)	(11,157,593)

TOTAL STOCKHOLDERS’ EQUITY	959,156	496,373

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,025,078	$679,833

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended January 31,				Nine months ended January 31,
	2021		2020		2021		2020
OPERATING EXPENSES
Mineral exploration expense		$-		$-		$25,146		$26,630
Pre-development expense		95,168		42,331		231,076		100,094
Legal and professional fees		48,179		9,099		109,767		68,821
Management and administrative		21,868		72,895		65,283		162,756
Depreciation		416		417		1,248		1,249

TOTAL OPERATING EXPENSES		165,631		124,742		432,520		359,550

LOSS FROM OPERATIONS		(165,631)		(124,742)		(432,520)		(359,550)

OTHER INCOME (EXPENSE)
Interest income		127		43		138		759
Interest expense		(262)		(223)		(786)		(671)
Interest expense, related party		-		-		(1,367)		-

TOTAL OTHER INCOME (EXPENSE)		(135)		(180)		(2,015)		88

NET LOSS BEFORE INCOME TAX		(165,766)		(124,922)		(434,535)		(359,462)
Provision (benefit) for income tax				-		-		-

NET LOSS		$(165,766)		$(124,922)		(434,535)		$(359,462)
Basic and diluted loss per share	$	Nil	$	Nil	$	Nil	$	Nil
Basic and diluted weighted average number shares outstanding		97,290,810		77,394,841		88,706,972		77,394,841

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three and nine months ended January 31, 2021 and 2020 (UNAUDITED)

	Common Stock
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, April 30, 2019	77,394,841	$77,395	$11,560,527	$(10,702,743)	$935,179
Net loss	-	-	-	(124,451)	(124,451)
BALANCE, July 31, 2019	77,394,841	$77,395	$11,560,527	$(10,827,194)	$810,728
Net loss	-	-	-	(110,089)	(110,089)
Options issued for mining interest	-	-	16,044	-	16,044
BALANCE, October 31, 2019	77,394,841	$77,395	$11,576,571	$(10,937,283)	$716,683
Net loss	-	-	-	(124,922)	(124,922)
BALANCE, January 31, 2020	77,394,841	$77,395	$11,576,571	$(11,062,205)	$591,761

BALANCE, April 30, 2020	77,394,841	$77,395	$11,576,571	$(11,157,593)	$496,373
Common shares issued for exercise of warrants	816,000	816	35,904	-	36,720
Net loss	-	-	-	(121,076)	(121,076)

BALANCE, July 31, 2020	78,210,841	$78,211	$11,612,475	$(11,278,669)	$412,017
Common shares issued for exercise of warrants	18,679,969	18,680	821,918	-	840,598
Common shares issued for other liabilities	400,000	400	19,600	-	20,000
Net loss	-	-	-	(147,693)	(147,693)
BALANCE, October 31, 2020	97,290,810	$97,291	$12,453,993	$(11,426,362)	$1,124,922
Net loss	-	-	-	(165,766)	(165,766)
BALANCE, January 31, 2021	97,290,810	$97,291	$12,453,993	$(11,592,128)	$959,156

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended
	January 31, 2021	January 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(434,535)	$(359,462)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,248	1,249
Changes in operating assets and liabilities:
Other current assets	(14,295)	(5,170)
Other assets	-	2,557
Accounts payable and accrued liabilities	41,463	(3,155)
Deferred compensation to officers and directors	(89,000)	73,500
Net cash used by operating activities	(495,119)	(290,481)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(62,000)
Payments for collateral on reclamation bond	-	(67,800)
Net cash used in investing activities	(12,000)	(129,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	30,000	-
Repayment of note payable, related party	(80,000)	-
Proceeds from exercise of warrants	877,318	-
Net cash provided by financing activities	827,318	-

Net change in cash and cash equivalents	320,199	(420,281)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,617	440,316

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$346,816	$20,035

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2021

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

In the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair statement of the interim financial statements have been included. The balance sheet at January 31, 2021 was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. Operating results for the three- and nine-month period ended January 31, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2021.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2020.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of January 31, 2021, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying balance sheets at January 31, 2021, the Company has an accumulated deficit of $11,592,128. At January 31, 2021, the Company’s working capital was $315,520. Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

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
JANUARY 31, 2021

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and reclamation bond. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at January 31, 2021.

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

At January 31, 2021 and April 30, 2020, the Company had no assets or liabilities accounted for at fair value on a recurring or nonrecurring basis.

Mining Interests and Mineral Exploration Expenditures

Exploration costs are expensed in the period in which they occur. The Company capitalizes costs for acquiring and leasing mining properties and expenses costs to maintain mineral rights as incurred. Should a property reach the production stage, capitalized costs would be amortized using the units-of-production method based on periodic estimates of ore reserves. Mining interests are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

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
JANUARY 31, 2021

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

Reclassifications

Certain reclassifications have been made to the 2020 financial statements in order to conform to the 2021 presentation. These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The Company adopted ASU No. 2108-13 on May 1, 2020. There is no impact on the effect of this update on fair value measurement disclosures for the period ended January 31, 2021.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2021

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

The outstanding securities at January 31, 2021 and 2020, that could have a dilutive effect are as follows:

	January 31, 2021	January 31, 2020
Stock options	7,145,000	7,145,000
Warrants	6,789,667	29,039,849
TOTAL POSSIBLE DILUTIVE SHARES	13,934,667	36,184,849

For the three and nine months ended January 31, 2021 and 2020, respectively, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive and so are excluded in the diluted EPS.

NOTE 4 – EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at January 31, 2021 and April 30, 2020.

	January 31, 2021	April 30, 2020
Equipment	$4,995	$4,995
Less accumulated depreciation	(4,926)	(3,677)
Equipment, net of accumulated depreciation	69	1,318
Mining interest - Longstreet	554,167	542,167
TOTAL EQUIPMENT AND MINING INTEREST	$554,236	$543,485

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
JANUARY 31, 2021

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

On August 24, 2020, the Company executed an amendment to the Consulting Agreement which accelerated the payments to Great Basin to include a $22,500 lump sum payment and three subsequent monthly payments of $7,500 in consideration of the execution and recording of a quit claim deed on the Longstreet claims for benefit of the Company. For the nine months ended January 31, 2021, the Company paid Great Basin a total of $67,500 which is included in pre-development expense.

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

In addition, the Company is obligated, pursuant to the Longstreet Agreement, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the nine months ended January 31, 2021 and year ended April 30, 2020, respectively, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property.

On September 20, 2019, the Company paid $67,800 to the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5 –OTHER CURRENT ASSETS

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

As of January 31, 2021, the unamortized portion of the Stone Cabin Water Rights Agreement and subsequent exercise of its first option is $18,302.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2021

On August 21, 2017, the Company entered into an Option and Lease of Water Rights, with High Test Hay, LLC (the “High Test Water Rights Agreement”). In exchange for a one-time payment of $25,000, the High Test Water Rights Agreement grants the Company a three-year option to commence a ten-year lease on certain water rights in Nevada. The water rights are for use in conjunction with the Company’s Longstreet Project. Lease payments for the water rights do not commence unless and until the Company exercises the option to lease. The High Test Water Rights Agreement also grants the Company the ability to extend, upon additional option payments, the option to lease for up to an additional three years and the ability to extend the water rights lease (if exercised) for up to an additional twenty years. The initial $25,000 payment has been deferred and is being amortized on a straight-line basis over the three-year option period. As of January 31, 2021, the unamortized portion of the High Test Water Rights Agreement is $14,133.

On August 21, 2020, the Company exercised its first option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment.

The following is a summary of the Company’s Other Assets at January 31 and April 30, 2020.

	January 31, 2021	April 30, 2020
Option on water rights lease agreements, net	$32,435	$15,927
Prepaid insurance and other expenses	2,191	2,488
Other receivables	-	1,916
TOTAL OTHER CURRENT ASSETS	$34,626	$20,331

NOTE 6– RELATED PARTY TRANSACTIONS

Effective September 1, 2019, the Board authorized the Company to accrue for a period of six months a monthly total of $18,000 to reward, compensate and incentivize for the Chairman of the Board, two respective members of the Board, and the Company’s Chief Financial Officer. Under the resolution, in the event of a change of control or sale of substantially all of the Company’s assets, these individuals shall collectively be granted bonuses equal to an aggregate two per cent (2%) of the value of the change of control or sale. During the three months ended October 31, 2020, the accrued balance of $89,000 was paid to the respective officers and directors. As of January 31, 2021, the balance of “Deferred compensation to officers and directors” was $Nil.

On March 10, 2020 and June 25, 2020, the Company entered into promissory notes with the Company’s Chairman of the Board of Directors in the amount of $50,000 and $30,000, respectively. The notes mature on March 10, 2022 and June 27, 2022, respectively and accrue interest at 6% per annum. For the three months ended January 31, 2021 and January 31, 2020, interest expense, related party on the promissory notes was $Nil and $Nil, respectively. For the nine months ended January 31, 2021 and 2020, interest expense, related party on the promissory notes was $1,367 and $Nil, respectively.

During the nine months ended January 31, 2021, the outstanding balance of the respective promissory notes of $80,000 and accrued interest of $1,786 was repaid to the Company’s Chairman of the Board.

For the nine months ended January 31, 2021, officers and directors of the Company exercised warrants to purchase 2,072,222 shares of the Company’s common stock at $0.045 per share for proceeds of $93,250 (Notes 7 and 9).

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

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2021

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

For the nine months ended January 31, 2021, forty-three (43) warrant holders exercised a total of 18,679,969 warrants to purchase shares of the Company’s common stock at $0.045 per share for aggregate cash proceeds of $877,318, inclusive of five (5) officers and directors who exercised 1,622,222 at $0.045 per share for aggregate cash proceeds of $73,000.

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2019	30,654,249	$0.16
Expired	(1,614,400)	0.23
Balance outstanding at April 30, 2020	29,039,849	$0.16
Exercised	(19,495,969)	(0.05)
Expired	(2,754,213)	(0.05)
Balance outstanding at January 31, 2021	6,789,667	$0.15

The composition of the Company’s warrants outstanding at January 31, 2021 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 12, 2016	October 12, 2021	6,789,667	$0.15	0.70
		6,789,667	$0.15	0.70

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

Options outstanding for mining interest totaled 935,000 options at both January 31, 2021 and April 30, 2020 and are all fully vested. As of January 31, 2021, the remaining weighted average term of the option grants for mining interest was 3.58 years. As of January 31, 2021, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2021

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

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of January 31, 2021 and 2020, respectively, there was no unrecognized compensation cost related to stock-based options and awards. No options were issued under the 2011 Plan during the three months and nine months ended January 31, 2021 and 2020, respectively.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of January 31, 2021:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term
October 18, 2016	4,810,000	$0.06	0.71
April 30, 2018	1,400,000	0.065	2.25
Total options	6,210,000	$0.06	1.06

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Expiration Date	Options	Weighted Average Exercise Price
Mining interests	August 31, 2024	935,000	$0.04
Stock option plan	October 18, 2021 to April 30, 2023	6,210,000	0.06
Outstanding and exercisable at January 31, 2021		7,145,000	$0.06

The aggregate intrinsic value of all options vested and exercisable at January 31, 2021, was $9,631 based on the Company’s closing price of $0.0503 per common share at January 31, 2021. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 9 – STOCKHOLDERS’ EQUITY

On August 1, 2020, the Company issued 400,000 shares of its common stock in lieu of cash to at $0.05 per share for other liabilities.

For the nine months ended January 31, 2020, the Company issued a total of 18,679,969 shares of its common stock upon exercise of warrants at $0.045 per share by 43 warrant holders for aggregate proceeds of $877,318. (Note 7).

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

Star Gold Corp. currently owns certain unpatented mining claims located in the State of Nevada which in part make up what we refer to as the “Longstreet Property” (or the “Longstreet Project”). The Longstreet Property in its entirety comprises 142 mineral claims: 75 original optioned claims, of which 70 are unpatented staked claims and five (5) claims leased from local ranchers, pursuant to the “Clifford Lease”; as well as 67 claims subsequently staked by Great Basin for the benefit of Star Gold. The Longstreet Property covers a total area of approximately 2,500 acres (1,012 ha). The Longstreet Project is at an intermediate stage of exploration.

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

Portions of the Company’s mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property name	Longstreet
Third parties	Great Basin Resources, Inc. and Clifford
Number of claims	142 (1)
Acres (approx.)	2,500
Agreements/Royalties
Royalties	3% Net Smelter Royalty (“NSR”)
Annual advance royalty payment	$12,000

(1)	Great Basin Resources, Inc. (“Great Basin”) took assignment from MinQuest, Inc., of the 142 claims which were leased to the Company under the Longstreet Agreement (which was also assigned to Great Basin) (Note 4 of the financial statements contained in Item 8) and of these 142 claims, Clifford owns 5 claims (also Note 4) which are managed by the Company. On September 10, 2020, the Company recorded a Quit Claim Deed for its benefit on 120 of the Longstreet claims. The Company will receive title to an additional 17 mining claims upon the impending filing of a Quit Claim Deed on the remaining Longstreet claims, as well as an assignment of the lease governing the five (5) Clifford claims.

(2)	On August 12, 2019, the Company and Great Basin Resources, Inc. (“Great Basin”) agreed to amend the Longstreet Agreement (Note 4) to eliminate the required property expenditure structure and to implement new consideration for the transfer of the Property pursuant to that agreement (the “2019 Amendment”). The Amendment eliminated the remainder of the required property expenditures set forth in the Longstreet Agreement, as amended.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 1875 Lakewood Drive, Suite 200, Coeur d’Alene, ID 83814. The telephone number is (208) 664-5066. Star Gold Corp. currently holds title to 120 mining claims and will receive title to an additional 17 mining claims upon the impending filing of a Quit Claim Deed on the remaining Longstreet claims, as well as the assignment of a lease governing the five (5) other claims (Clifford) that make up the Longstreet Project.

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

In September 2019, the Company received a positive decision on its application for a drilling permit from the Bureau of Land Management (“BLM”). This allows the Company to commence drilling mainly for the Hydrology Study but also enabling drilling of other holes on the Main knob for geochemical analysis. A bond has been obtained and there are no impediments to drilling other than capital constraints. This decision is valid for two years and may be extended.

For the fiscal year ending April 30, 2021, the Company plans to commence the following activities as it prepares to draft its Environmental Impact Statement (“EIS”) on the Longstreet Project:

Hydrology Drilling – 2 to 4 holes expected to be sufficient:

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

RESULTS OF OPERATIONS

	For the three months ended January 31,
	2021	2020	$ Change	% Change
Mineral exploration expense	$-	$-	$-	N/A
Pre-development expense	95,168	42,331	52,837	124.8%
Legal and professional fees	48,179	9,099	39,080	429.5%
Management and administrative	21,868	72,895	(51,027)	(70.0%)
Depreciation	416	417	(1)	(0.2%)
Interest expense	262	223	39	17.5%
Interest (income)	(127)	(43)	(84)	195.3%
NET LOSS	$165,766	$124,922	$40,844	32.7%

	For the nine months ended January 31,
	2021	2020	$ Change	% Change
Mineral exploration expense	$25,146	$26,630	$(1,484)	(5.6%)
Pre-development expense	231,076	100,094	130,982	130.9%
Legal and professional fees	109,767	68,821	40,946	59.5%
Management and administrative	65,283	162,756	(97,473)	(59.9%)
Depreciation	1,248	1,249	(1)	(0.1%)
Interest expense	786	671	115	17.1%
Interest expense, related party	1,367	-	1,367	N/A
Interest (income)	(138)	(759)	621	(81.8%)
NET LOSS	$434,535	$359,462	$75,073	20.9%

The Company earned no operating revenue in 2021 or 2020 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended January 31, 2021 of $165,766 increased by $40,844 from 2020 total net loss of $124,922.

Total net loss for the nine months ended January 31, 2021 of $434,535 increased by $75,073 from 2020 total net loss of $359,462.

Mineral exploration expense

	For the nine months ended January 31,
	2021	2020	$ Change	% Change
Drilling and field work	$-	$1,386	$(1,386)	(100.0%)
Claims	25,146	25,244	(98)	(0.4%)
Total mineral exploration expense	$25,146	$26,630	$(1,484)	(5.6%)

Mineral exploration expense for the nine months ended January 31, 2021 was $25,146 a decrease of $1,484 from 2020 mineral exploration expense of $26,630. There was no mineral exploration expense for the three months ended January 31, 2021 and 2020, respectively.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit for construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended January 31,
	2021	2020	$ Change	% Change
Environmental and plan of operation	$1,085	$6,446	$(5,361)	(83.2%)
Field expense	1,995	-	1,995	N/A
Project management	4,975	8,125	(3,150)	(38.8%)
Technical consultants	76,068	22,500	53,568	238.1%
Water rights costs	11,045	5,260	5,785	110.0%
Total pre-development expense	$95,168	$42,331	$52,837	124.8%

	For the nine months ended January 31,
	2021	2020	$ Change	% Change
Environmental and plan of operation	$1,085	$28,212	$(27,127)	(96.2%)
Field expense	3,870	-	3,870	N/A
Flora and fauna contractor		8,060	(8,060)	(100.0%)
Permits and fees	200	-	200	N/A
Project management	4,975	13,500	(8,525)	(63.1%)
Technical consultants	192,453	37,500	154,953	413.2%
Water rights costs	28,493	12,822	15,671	122.2%
Total pre-development expense	$231,076	$100,094	$130,982	130.9%

Pre-development expense for the three months ended January 31, 2021 was $95,168, an increase of $52,837 from 2020 pre-development expense of $42,331. Pre-development expense for the nine months ended January 31, 2021 was $231,076, an increase of $130,982 from 2020 pre-development expense of $100,094.

Technical consultant expense increased to $76,068 in 2021 due to a consulting contract executed with Great Basin Resources, Inc. as consideration for amending the Longstreet Property Agreement, as well as expenses related to preparation of a new technical resource report for the Longstreet Project and its related economics.

For the three months ended October 31, 2020, the Company accelerated the payment to Great Basin Resources, Inc. in consideration of a recorded quit claim deed on the Longstreet property claims. As well for the three months ended October 31, 2020, the Company engaged a mining engineering firm for the purpose of authorizing an updated Preliminary Economic Assessment (“PEA”) report on the project. The updated PEA is expected to incorporate effects of the recent upward trend in the price of gold and silver. As well, updating costing methods are expected to be incorporated in the PEA. The updated PEA is expected to be published following the close of the Company’s fiscal year on April 30, 2021, if not before. Consequently, total pre-development expense increased $130,982 for the nine months ended January 31, 2021 compared to the nine months ended January 31, 2020.

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

Legal and professional fees

	For the three months ended January 31,
	2021	2020	$ Change	% Change
Audit and accounting	$3,783	$4,963	$(1,180)	(23.8%)
Legal fees	29,125	2,144	26,981	1,258.4%
Public company expense	3,921	1,992	1,929	96.8%
Investor relations	11,350	-	11,350	N/A
Total legal and professional fees	$48,179	$9,099	$39,080	429.5%

	For the nine months ended January 31,
	2021	2020	$ Change	% Change
Audit and accounting	$22,961	$22,963	$(2)	(0.0%)
Legal fees	51,336	12,319	39,017	316.7%
Public company expense	22,440	20,251	2,189	10.8%
Investor relations	13,030	13,288	(258)	(1.9%)
Total legal and professional fees	$109,767	$68,821	$40,946	59.5%

Audit and accounting fees for the three months ended January 31, 2021 decreased by $1,180 compared to the three months ended January 31, 2020.

Legal fees increased $26,981, from $2,144 for the three months ended January 31, 2019 to $29,125 for the three months ended January 31, 2021. Legal fees increased from $12,319 for the nine months ended January 31, 2021 to $51,336 for the nine months ended January 31, 2020. The increase in legal fees for the three months ended January 31, 2021 was due to an increased need for legal services related to compliance, property transfer and corporate transaction matters. There are no pending legal issues or contingencies as of January 31, 2021.

Investor relations expense increased $11,350 for the three months ended January 31, 2021 which was attributable to costs associated with redesign and maintenance on the Company’s website.

General and administrative expense

	For the three months ended January 31,
	2021	2020	$ Change	% Change
Auto and travel	$760	$3,000	$(2,240)	(74.7%)
General administrative and insurance	12,691	10,691	2,000	18.7%
Management fees and payroll	7,500	57,440	(49,940)	(86.9%)
Office and computer expense	823	1,586	(763)	(48.1%)
Telephone and utilities	94	178	(84)	(47.2%)
Total general and administrative	$21,868	$72,895	$(51,027)	(70.0%)

	For the nine months ended January 31,
	2021	2020	$ Change	% Change
Auto and travel	$2,352	$14,928	$(12,576)	(84.2%)
General administrative and insurance	36,473	29,973	6,500	21.7%
Management fees and payroll	22,500	113,760	(91,260)	(80.2%)
Office and computer expense	3,656	3,562	94	2.6%
Telephone and utilities	302	533	(231)	(43.3%)
Total general and administrative	$65,283	$162,756	$(97,473)	(59.9%)

Total general and administrative expense decreased $51,027 for the three months ended January 31, 2021 to $21,868 compared to $72,895 for the three months ended January 31, 2019. Management fees decreased $49,940 and $91,260 for the three and nine months ended January 31, 2021 as management fees were foregone in the interest of conserving cash.

COVID-19 limited business-related travel which resulted in a decrease in auto and travel expense for the three- and nine-months ended January 31, 2021.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	January 31, 2021	April 30, 2020
Current assets	$381,442	$46,948
Current liabilities	65,922	113,460
Working capital (deficit)	$315,520	$(66,512)

	For the nine months ended
CASH FLOWS	January 31, 2021	January 31, 2020
Cash flow used by operating activities	$(495,119)	$(290,481)
Cash flow used by investing activities	(12,000)	(129,800)
Cash flow provided by financing activities	827,318	-
Net change in cash during period	$320,199	$(420,281)

As of January 31, 2021, the Company had cash on hand of $346,816. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended January 31, 2021 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

For the three months ended January 31, 2021, the Company sold no Common Stock.

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

STAR GOLD CORP.

Date:	March 17, 2021	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	March 17, 2021	By:	/s/ KELLY J. STOPHER
Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)