Form 10-K
period 2021-04-30
Star Gold Corp.
filed 2021-08-04
CIK 1401835

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

Commission File Number 000-52711

STAR GOLD CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1875 N. Lakeview Drive, Suite 200 Coeurd’ Alene, Idaho	83814
(Address of principal executive office)	(Postal Code)

(208) 664-5066
(Issuer’s telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:	None
SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:	Common Stock, $0.001 par value

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

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☒      Smaller Reporting Company ☒

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

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2020 was $2,983,496.

As of July 30, 2021 there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

STAR GOLD CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2021
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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending April 30, 2021. The following statements may be forward-looking in nature and actual results may differ materially.

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

Star Gold Corp. originally leased with an option to acquire certain unpatented mining claims located in the State of Nevada which in part make up what we refer to as the “Longstreet Property” (or the “Longstreet Project”). The Longstreet Property in its entirety comprises 142 mineral claims: 75 original optioned claims, of which 70 are unpatented staked claims and five claims leased from local ranchers, pursuant to the “Clifford Lease”; as well as 50 claims subsequently staked by Star Gold. The Longstreet Property covers a total area of approximately 2,500 acres (1,012 ha). The Longstreet Project is at an intermediate stage of exploration.

The Company has no patents, licenses, franchises or concessions which are considered by the Company to be of importance. The business is not of a seasonal nature. Because minerals are traded in the open market, the Company has little to no control over the competitive conditions in the industry.

Overview of Mineral Exploration and Current Operations

Star Gold Corp. is a pre-development stage mineral company with no producing mines. Mineral exploration is essentially a research activity that does not produce a product. The Company acquires properties which it believes have potential to host economic concentrations of minerals, particularly gold and silver. These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others. An unpatented mining claim is an interest, that can be acquired, in the mineral rights on open lands of the federally owned public domain. Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management. The Company intends to remain in the business of exploring for mining properties that have the potential to produce gold, silver, base metals and other commodities.

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

The geologic potential and ore deposit models have been defined and specific drill targets identified on the Longstreet Property. The Company’s property evaluation process involves using basic geologic fieldwork to perform an initial evaluation of a property. If the evaluation is positive, the Company seeks to acquire, either by staking unpatented mining claims on open public domain, or by leasing the property from the owner of private property or the owner of unpatented claims. Once acquired, the Company then typically makes a more detailed evaluation of the property. This detailed evaluation involves expenditures for exploration work which may include rock and soil sampling, geologic mapping, geophysics, trenching, drilling or other means to determine if economic mineralization is present on a property.

Portions of the Company’s mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property name	Longstreet
Third parties	Great Basin Resources, Inc. and Clifford
Number of claims	142 (1)(2)
Acres (approx.)	2,500
Agreements/Royalties
Royalties	3% Net Smelter Royalty (“NSR”)
Annual advance royalty payment	$12,000

(1)	Great Basin Resources, Inc. (“Great Basin”) took assignment from MinQuest, Inc., of the 142 claims which are leased to the Company under the Longstreet Agreement (which was also assigned to Great Basin) (Note 4 of the financial statements contained in Item 8) and Clifford owns 5 claims (also Note 4) which are managed by the Company.

(2)	On August 12, 2019, the Company and Great Basin Resources, Inc. (“Great Basin”) agreed to amend the Longstreet Agreement (Note 4) to eliminate the required property expenditure structure and to implement new consideration for the transfer of the Property pursuant to that agreement (the “2019 Amendment”). The Amendment eliminated the remainder of the required property expenditures set forth in the Longstreet Agreement, as amended.

(3)	On September 10, 2020, the Company accelerated the payment to Great Basin Resources, Inc. in consideration of a recorded quit claim deed on the Longstreet property claims.

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

Environmental Law

The development, operation, closure, and reclamation of mining projects in the United States requires numerous notifications, permits, authorizations, and public agency decisions. Compliance with environmental and related laws and regulations requires us to obtain permits issued by regulatory agencies, and to file various reports and keep records of the Company’s operations. Certain of these permits require periodic renewal or review of their conditions and may be subject to a public review process during which opposition to the Company’s proposed operations may be encountered. The Company is currently operating under various permits for activities connected to mineral exploration, reclamation, and environmental considerations. Unless and until a mineral resource is proved, it is unlikely Star Gold Corp. operations will move beyond the pre-development stage. If in the future the Company decides to proceed beyond exploration, there will be numerous notifications, permit applications, and other decisions to be addressed at that time.

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

Failure to successfully address the risks and uncertainties described below would have a material adverse effect on the Company’s business, financial condition and/or results of operations, and the trading price of the Company’s Common Stock may decline and investors may lose all or part of their investment. Star Gold Corp. cannot ensure that the Company will successfully address these risks or other unknown risks that may affect its business.

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

During the fiscal year ended April 30, 2021, the Company had a net loss of $644,200 in connection with the maintenance and exploration of its mineral properties and the operation of the exploration business. The Company therefore expects to continue to incur significant losses into the foreseeable future. The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations. At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business. The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

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

Should the Company issue additional shares to finance its business activities, investors’ interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are outstanding 6,789,667 Common share purchase warrants exercisable into 6,789,667 shares of Common Stock, and 9,845,000 options granted that are exercisable into 9,845,000 shares of Common Stock. If these are exercised or converted, these would represent approximately 14.6% of the Company’s then issued and outstanding shares. If all the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders. The dilution may result in a decline in the market price of the Company’s shares.

Conflicts of interest

Certain of the Company’s officers and directors may be or become associated with other businesses, including natural resource companies that acquire interests in properties. Such associations may give rise to conflicts of interests from time to time. The Company’s directors are required by law to act honestly and in good faith with a view to the Company’s best interests and to disclose any interest, which they may have in any of the Company’s projects or opportunities. In general, if a conflict of interest arises at a meeting of the Board of Directors, any director in a conflict will disclose their interest and abstain from voting on such matter or, if the director does vote, that vote will not be counted.

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

Company Directors and Officers own 30,990,890 shares of the Company’s outstanding Common Stock (31.9%) which may cause corporate decisions influenced by the Directors and Officers to appear to be inconsistent with the interests of other stockholders.

Company directors and/or officers as a group control a combined 31.9% of the issued and outstanding shares of the Company’s Common Stock. Accordingly, while none of the current directors and/or officers (individually or collectively) can control, as shareholders, who is elected to the Board of Directors, since these individuals are not simply passive investors but are also active members of Company management, their interests as directors and/or officers and shareholders may, at times, be adverse to those interests of merely passive investors. Where those conflicts exist, stockholders will be dependent upon management exercising their fiduciary duties as members of the Board of Directors and/or as an officer. Also, due to their stock ownership position, members of the Company’s management team will have: (i) the ability to substantially influence the outcome of many (if not most) corporate actions requiring stockholder approval, including amendments to the Company’s Articles of Incorporation; and (ii) the ability to substantially influence corporate combinations or similar transactions that might benefit minority stockholders which may not be supported by management to the detriment of smaller and/or passive investors.

There is substantial risk that no commercially viable mineral deposits will be found due to speculative nature of mineral exploration.

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

The Company is a pre-development stage company with no proven or measured mineral reserves. There is no assurance that a commercially viable mineral deposit exists at the Longstreet Property. Further exploration will be required before any final determination as to the economic or legal feasibility may be made as to the Company’s property.

THE LONGSTREET PROPERTY

In January of 2010 Star Gold signed an agreement (the “Longstreet Agreement”) to lease with an option to acquire from MinQuest, Inc. (“MinQuest”), 60 unpatented mining claims totaling approximately 490 hectares. The Company completed its first phase of drilling in 2011. On July 9, 2010, the Company and MinQuest entered into an amended agreement to add an additional 10 claims and expanded the total to 70 unpatented claims. In addition, Star Gold agreed to reimburse MinQuest for 5 claims leased from a third party, Roy Clifford. The Longstreet Property comprises 142 mineral claims (75 original optioned claims, of which 70 are unpatented staked claims and five claims acquired from local ranchers (Roy Clifford et al)), as well as 50 claims subsequently staked by Star Gold, covering a total area of approximately 2,500 acres (1,012 ha) (Figure 6-1). The claims are located within Sections 9-17, 20, and 21 of T6N, R47E, MDB&M (Mount Diablo Base Line & Meridian), Nye County. The entire 142 claims (the 5 claims covered by the Clifford Lease are not subject to the Longstreet Agreement) comprise the Longstreet Property.

On July 25, 2017, MinQuest assigned, conveyed and transferred to Great Basin Resources, Inc. (“Great Basin”) all of the rights, title and interest of Minquest in and to the Longstreet Property and the Longstreet Agreement.

On September 10, 2020, Great Basin Resources, Inc. recorded a quit claim deed transferring title to the Longstreet Property claims to Star Gold Corp.. Of the 50 claims staked by Star Gold, 38 are adjacent to the eastern boundary of the property and were staked with the objective of providing a site for potential leach pads planned for future development of the Main Zone (the “Leach Pad Claims”). The remaining 12 claims staked by Star Gold lie along a corridor leading from the main Longstreet property to the Leach Pad Claims.

A list of claims, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

Claim Name	BLM Listed Owner	NMC Number	Area (Acres)	Date Located	Renewal date
Morning Star	Roy Clifford et al	96719	20	7/1/1957	9/1/2021
Longstreet 11	Roy Clifford et al	164002	20	6/14/1980	9/1/2021
Longstreet 12	Roy Clifford et al	164003	20	6/14/1980	9/1/2021
Longstreet 14	Roy Clifford et al	164005	20	6/14/1980	9/1/2021
Longstreet 15	Roy Clifford et al	164006	20	6/14/1980	9/1/2021
Longstreet 1A	Great Basin Resources, Inc.	799562	20	1/22/1999	9/1/2021
Longstreet 2A	Great Basin Resources, Inc.	799563	20	1/22/1999	9/1/2021
Longstreet 3A	Great Basin Resources, Inc.	799564	20	1/22/1999	9/1/2021
Longstreet 6A	Great Basin Resources, Inc.	799565	20	1/22/1999	9/1/2021
Longstreet 7A	Great Basin Resources, Inc.	799566	20	1/22/1999	9/1/2021
Longstreet 8A	Great Basin Resources, Inc.	799567	20	1/22/1999	9/1/2021
Longstreet 9A	Great Basin Resources, Inc.	799568	20	1/22/1999	9/1/2021
Longstreet 16A	Great Basin Resources, Inc.	799569	20	1/22/1999	9/1/2021
Longstreet 13	Great Basin Resources, Inc.	799570	20	1/22/1999	9/1/2021
Longstreet 32	Great Basin Resources, Inc.	799571	20	1/22/1999	9/1/2021
Longstreet 34	Great Basin Resources, Inc.	799572	20	1/22/1999	9/1/2021
Longstreet 4A	Great Basin Resources, Inc.	836168	20	2/2/2002	9/1/2021
Longstreet 5A	Great Basin Resources, Inc.	836169	20	2/2/2002	9/1/2021
Longstreet 8	Great Basin Resources, Inc.	836170	20	2/2/2002	9/1/2021
Longstreet 10	Great Basin Resources, Inc.	836171	20	2/2/2002	9/1/2021
Longstreet 10A	Great Basin Resources, Inc.	836172	20	2/2/2002	9/1/2021
Longstreet 28	Great Basin Resources, Inc.	836173	20	2/2/2002	9/1/2021
Longstreet 30	Great Basin Resources, Inc.	836174	20	2/2/2002	9/1/2021
Longstreet 36	Great Basin Resources, Inc.	836175	20	2/2/2002	9/1/2021
Longstreet 37	Great Basin Resources, Inc.	836176	20	2/2/2002	9/1/2021
Longstreet 39	Great Basin Resources, Inc.	836177	20	2/2/2002	9/1/2021
Longstreet 41	Great Basin Resources, Inc.	836178	20	2/2/2002	9/1/2021
Longstreet 43	Great Basin Resources, Inc.	836179	20	2/2/2002	9/1/2021
Longstreet 45	Great Basin Resources, Inc.	836180	20	2/2/2002	9/1/2021

Claim Name	BLM Listed Owner	NMC Number	Area (Acres)	Date Located	Renewal date
Longstreet 47	Great Basin Resources, Inc.	836181	20	2/2/2002	9/1/2021
Longstreet 49	Great Basin Resources, Inc.	836182	20	2/2/2002	9/1/2021
Longstreet 101	Great Basin Resources, Inc.	836183	20	2/2/2002	9/1/2021
Longstreet 102	Great Basin Resources, Inc.	836184	20	2/2/2002	9/1/2021
Longstreet 103	Great Basin Resources, Inc.	836185	20	2/2/2002	9/1/2021
Longstreet 104	Great Basin Resources, Inc.	836186	20	2/2/2002	9/1/2021
Longstreet 105	Great Basin Resources, Inc.	836187	20	2/2/2002	9/1/2021
Longstreet 106	Great Basin Resources, Inc.	836188	20	2/2/2002	9/1/2021
Longstreet 107	Great Basin Resources, Inc.	836189	20	2/2/2002	9/1/2021
Longstreet 108	Great Basin Resources, Inc.	836190	20	2/2/2002	9/1/2021
Longstreet 12	Great Basin Resources, Inc.	843867	20	2/25/2003	9/1/2021
Longstreet 14	Great Basin Resources, Inc.	843868	20	2/25/2003	9/1/2021
Longstreet 16	Great Basin Resources, Inc.	843869	20	2/25/2003	9/1/2021
Longstreet 18	Great Basin Resources, Inc.	843870	20	2/25/2003	9/1/2021
Longstreet 20	Great Basin Resources, Inc.	843871	20	2/25/2003	9/1/2021
Longstreet 26	Great Basin Resources, Inc.	843872	20	2/25/2003	9/1/2021
Longstreet 42	Great Basin Resources, Inc.	843873	20	2/25/2003	9/1/2021
Longstreet 44	Great Basin Resources, Inc.	843874	20	2/25/2003	9/1/2021
Longstreet 46	Great Basin Resources, Inc.	843875	20	2/25/2003	9/1/2021
Longstreet 48	Great Basin Resources, Inc.	843876	20	2/25/2003	9/1/2021
Longstreet 50	Great Basin Resources, Inc.	843877	20	2/25/2003	9/1/2021
Longstreet 40	Great Basin Resources, Inc.	851568	20	2/25/2003	9/1/2021
Longstreet 118	Great Basin Resources, Inc.	851569	20	9/29/2003	9/1/2021
Longstreet 119	Great Basin Resources, Inc.	851570	20	9/29/2003	9/1/2021
Longstreet 120	Great Basin Resources, Inc.	851571	20	9/29/2003	9/1/2021
Longstreet 121	Great Basin Resources, Inc.	851572	20	9/29/2003	9/1/2021
Longstreet 122	Great Basin Resources, Inc.	851573	20	9/29/2003	9/1/2021
Longstreet 123	Great Basin Resources, Inc.	851574	20	9/29/2003	9/1/2021
Longstreet 124	Great Basin Resources, Inc.	851575	20	9/29/2003	9/1/2021
Longstreet 109	Great Basin Resources, Inc.	855021	20	2/25/2003	9/1/2021
Longstreet 110	Great Basin Resources, Inc.	855022	20	2/25/2003	9/1/2021
Longstreet 111	Great Basin Resources, Inc.	855023	20	2/25/2003	9/1/2021
Longstreet 112	Great Basin Resources, Inc.	855024	20	2/25/2003	9/1/2021
Longstreet 113	Great Basin Resources, Inc.	855025	20	2/25/2003	9/1/2021
Longstreet 114	Great Basin Resources, Inc.	855026	20	2/25/2003	9/1/2021
Longstreet 115	Great Basin Resources, Inc.	855027	20	2/25/2003	9/1/2021
Longstreet 56	Great Basin Resources, Inc.	1025831	20	7/9/2010	9/1/2021
Longstreet 57	Great Basin Resources, Inc.	1025832	20	7/9/2010	9/1/2021
Longstreet 58	Great Basin Resources, Inc.	1025833	20	7/9/2010	9/1/2021
Longstreet 59	Great Basin Resources, Inc.	1025834	20	7/9/2010	9/1/2021
Longstreet 60	Great Basin Resources, Inc.	1025835	20	7/9/2010	9/1/2021
Longstreet 61	Great Basin Resources, Inc.	1025836	20	7/9/2010	9/1/2021
Longstreet 62	Great Basin Resources, Inc.	1025837	20	7/9/2010	9/1/2021
Longstreet 63	Great Basin Resources, Inc.	1025838	20	7/9/2010	9/1/2021

Claim Name	BLM Listed Owner	NMC Number	Area (Acres)	Date Located	Renewal date
Longstreet 64	Great Basin Resources, Inc.	1025839	20	7/9/2010	9/1/2021
Longstreet 65	Great Basin Resources, Inc.	1025840	20	7/9/2010	9/1/2021
Longstreet 200	Great Basin Resources, Inc.	1073640	20	6/22/2012	9/1/2021
Longstreet 201	Great Basin Resources, Inc.	1073641	20	6/22/2012	9/1/2021
Longstreet 202	Great Basin Resources, Inc.	1073642	20	6/22/2012	9/1/2021
Longstreet 203	Great Basin Resources, Inc.	1073643	20	6/22/2012	9/1/2021
Longstreet 204	Great Basin Resources, Inc.	1073644	20	6/22/2012	9/1/2021
Longstreet 205	Great Basin Resources, Inc.	1073645	20	6/22/2012	9/1/2021
Longstreet 206	Great Basin Resources, Inc.	1073646	20	6/22/2012	9/1/2021
Longstreet 207	Great Basin Resources, Inc.	1073647	20	6/22/2012	9/1/2021
Longstreet 208	Great Basin Resources, Inc.	1073648	20	6/22/2012	9/1/2021
Longstreet 209	Great Basin Resources, Inc.	1073649	20	6/22/2012	9/1/2021
Longstreet 210	Great Basin Resources, Inc.	1073650	20	6/22/2012	9/1/2021
Longstreet 211	Great Basin Resources, Inc.	1073651	20	6/22/2012	9/1/2021
Longstreet 212	Great Basin Resources, Inc.	1073652	20	6/22/2012	9/1/2021
Longstreet 213	Great Basin Resources, Inc.	1073653	20	6/22/2012	9/1/2021
Longstreet 214	Great Basin Resources, Inc.	1073654	20	6/22/2012	9/1/2021
Longstreet 215	Great Basin Resources, Inc.	1073655	20	6/22/2012	9/1/2021
Longstreet 216	Great Basin Resources, Inc.	1073656	20	6/22/2012	9/1/2021
Longstreet 217	Great Basin Resources, Inc.	1073657	20	6/22/2012	9/1/2021
Longstreet 218	Great Basin Resources, Inc.	1073658	20	6/22/2012	9/1/2021
Longstreet 219	Great Basin Resources, Inc.	1073659	20	6/22/2012	9/1/2021
Longstreet 220	Great Basin Resources, Inc.	1073660	20	6/22/2012	9/1/2021
Longstreet 210	Great Basin Resources, Inc.	1073661	20	6/22/2012	9/1/2021
Longstreet 220	Great Basin Resources, Inc.	1073662	20	6/22/2012	9/1/2021
Longstreet 223	Great Basin Resources, Inc.	1073663	20	6/22/2012	9/1/2021
Longstreet 224	Great Basin Resources, Inc.	1073664	20	6/22/2012	9/1/2021
Longstreet 225	Great Basin Resources, Inc.	1073665	20	6/22/2012	9/1/2021
Longstreet 226	Great Basin Resources, Inc.	1073666	20	6/22/2012	9/1/2021
Longstreet 227	Great Basin Resources, Inc.	1073667	20	6/22/2012	9/1/2021
Longstreet 228	Great Basin Resources, Inc.	1073668	20	6/22/2012	9/1/2021
Longstreet 229	Great Basin Resources, Inc.	1073669	20	6/22/2012	9/1/2021
Longstreet 230	Great Basin Resources, Inc.	1073670	20	6/22/2012	9/1/2021
Longstreet 231	Great Basin Resources, Inc.	1073671	20	6/22/2012	9/1/2021
Longstreet 232	Great Basin Resources, Inc.	1073672	20	6/22/2012	9/1/2021
Longstreet 233	Great Basin Resources, Inc.	1073673	20	6/22/2012	9/1/2021
Longstreet 234	Great Basin Resources, Inc.	1073674	20	6/22/2012	9/1/2021
Longstreet 235	Great Basin Resources, Inc.	1073675	20	6/22/2012	9/1/2021
Longstreet 236	Great Basin Resources, Inc.	1073676	20	6/22/2012	9/1/2021
Longstreet 237	Great Basin Resources, Inc.	1073677	20	6/22/2012	9/1/2021
Longstreet 66	Great Basin Resources, Inc.	1080730	20	9/5/2012	9/1/2021
Longstreet 238	Great Basin Resources, Inc.	1080731	20	9/5/2012	9/1/2021
Longstreet 239	Great Basin Resources, Inc.	1080732	20	9/5/2012	9/1/2021
Longstreet 240	Great Basin Resources, Inc.	1080733	20	9/5/2012	9/1/2021

Claim Name	BLM Listed Owner	NMC Number	Area (Acres)	Date Located	Renewal date
Longstreet 241	Great Basin Resources, Inc.	1080734	20	9/5/2012	9/1/2021
Longstreet 242	Great Basin Resources, Inc.	1080735	20	9/5/2012	9/1/2021
Longstreet 243	Great Basin Resources, Inc.	1080736	20	9/5/2012	9/1/2021
Longstreet 244	Great Basin Resources, Inc.	1080737	20	9/5/2012	9/1/2021
Longstreet 245	Great Basin Resources, Inc.	1080738	20	9/5/2012	9/1/2021
Longstreet 246	Great Basin Resources, Inc.	1080739	20	9/5/2012	9/1/2021
Longstreet 247	Great Basin Resources, Inc.	1080740	20	9/5/2012	9/1/2021
Longstreet 248	Great Basin Resources, Inc.	1080741	20	9/5/2012	9/1/2021
Longstreet 301	Great Basin Resources, Inc.	1116062	20	10/21/2015	9/1/2021
Longstreet 302	Great Basin Resources, Inc.	1116063	20	10/21/2015	9/1/2021
Longstreet 303	Great Basin Resources, Inc.	1116064	20	10/21/2015	9/1/2021
Longstreet 304	Great Basin Resources, Inc.	1116065	20	10/22/2015	9/1/2021
Longstreet 305	Great Basin Resources, Inc.	1116066	20	10/23/2015	9/1/2021
Longstreet 306	Great Basin Resources, Inc.	1116067	20	10/23/2015	9/1/2021
Longstreet 307	Great Basin Resources, Inc.	1116068	20	10/24/2015	9/1/2021
Longstreet 308	Great Basin Resources, Inc.	1116069	20	10/25/2015	9/1/2021
Longstreet 309	Great Basin Resources, Inc.	1116070	20	10/26/2015	9/1/2021
Longstreet 310	Great Basin Resources, Inc.	1116071	20	10/26/2015	9/1/2021
Longstreet 311	Great Basin Resources, Inc.	1116072	20	10/26/2015	9/1/2021
Longstreet 312	Great Basin Resources, Inc.	1116073	20	10/27/2015	9/1/2021
Longstreet 313	Great Basin Resources, Inc.	1116074	20	10/20/2015	9/1/2021
Longstreet 314	Great Basin Resources, Inc.	1116075	20	10/20/2015	9/1/2021
Longstreet 315	Great Basin Resources, Inc.	1116076	20	10/20/2015	9/1/2021
Longstreet 316	Great Basin Resources, Inc.	1116077	20	10/20/2015	9/1/2021
Longstreet 317	Great Basin Resources, Inc.	1116078	20	10/20/2015	9/1/2021
			2,840

Star Gold must make annual claim filing fees ($165.00 per claim in 2020) with the Bureau of Land Management (BLM), and Nevada/Nye County claim filing fees of $12.00 per claim plus $12.00 for filing with the Nye County office at Tonopah, NV. The fiscal year ended April 30, 2021 annual claim payments totaled $25,146.

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

On September 1, 2019, the Company executed a consulting agreement with Great Basin for a term of eighteen (18) months (the (“Consulting Agreement”). Under the Consulting Agreement, the Company paid Great Basin $7,500 per month for the term of the Consulting Agreement.

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
RANGE
TOIYABE NATIONAL
Georges
Canyon
Saulsbury Basin
Fourmite Basin
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

Regional Geology and Mineralization: The Longstreet Property is located in the Nevada portion of the Basin and Range Province. This geological province is characterized by repeated episodes of compressional deformation in Paleozoic and Mesozoic time followed by extensional deformation and extensive magmatism and volcanism in Cenozoic time. Gold deposits are most often described as being associated with ‘mineralization trends’ that reflect deep crustal structures and magmatism, such as the ‘Walker Lane’ and the ‘Carlin Trend’. The Longstreet Project is in the Monitor Range, adjacent to the northwest trending Walker Lane volcanic-hosted gold trend that includes such world-class deposits as the Comstock and Goldfields mining camps.

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

The Clipper Mine located approximately 5 miles southwest of the Longstreet Mine near Murphy Camp was discovered in 1903 and was worked intermittently until 1943. The mine was initially developed during World War I and included a 175-foot shaft and a 370-foot adit. Recorded production is about $12,000 (in 1951 dollars) from mineralization having a gold to silver ratio of 1:1 and assaying from $34-124 per ton (1951 dollars). Host rocks are welded rhyolite ash-flow tuffs similar to the Longstreet mine. The Little Joe Claim located 6 miles south-southwest of the Longstreet Mine was developed by a 75-foot inclined shaft. Gold-bearing veins in ‘rhyolitic tuff’ were mined but production details are lacking.

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

Summary results from bottle roll testing are as follows:

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

Both gold and silver recoveries are slightly improved with increased crush size, the increase in recovery is more pronounced in the silver as compared to gold when a fine grind is applied. It is important to keep in mind that in order to reduce the particle size to 80% passing 75 microns a conventional comminution circuit employing crushing and grinding would be required.

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

All three composites were leached for 190 days. Gold and silver extractions for the surface master composite (SMC) reached 88.9 % and 20.0%, respectively. Gold and silver extraction for the underground master composites (UMC) was 84.6 % for gold and 15.4 % for silver. The master blend composite (MBC) achieved gold and silver recoveries of 86.3% and 16.7% respectively.

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

Figure 8.4 Surface Master composite leach kinetics

Figure 8.5 Underground master composite leach kinetics

Figure 8.6 Master blend composite leach kinetics

Property Geology: Geologic mapping by MinQuest since 2002 indicates that the majority of the Longstreet Project is underlain by moderately to poorly welded rhyolite ash-flow tuff (‘Tat’) containing conspicuous exotic lithic fragments and pumice. The ash-flow tuff unit is buff to gray, and contains <10% quartz phenocrysts, 15% feldspar phenocrysts, 5-15% pumice and 5-20% other exotic fragments in an aphanitic groundmass (Liedtke, 1984). Hydrothermal alteration is prevalent and consists of argillic (bleaching and clay mineral development), silicic (pervasive silica flooding, or extremely high veinlet density) and potassic (adularia in quartz veinlets). Limonite and geothite development are considered to be weathering phenomena. These felsic ash-flow tuffs of Oligocene age are similar in age and character to the ‘tuffs of Round Mountain’, which host the Round Mountain Mine.

The Tat tuff unit displays horizontal bedding and may be in the order of 3,000 feet thick. The ash-flow tuff is intruded by rhyolite porphyry dykes (‘Trp’) exhibiting various orientations and may represent feeder conduits to now-eroded rhyolitic lithologies higher in the stratigraphy.

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

The tectonic fabric on the Longstreet Project includes two Main directions of faulting/fracturing that have an influence on the mineralization. An east-trending steeply north-dipping system of fractures and faults has been noted at five of the seven gold / silver zones on the Property (see Figure 6). Quartz –adularia – limonite veins / veinlets and ‘rusty fractures’ following this trend contain gold mineralization. The other important gold / silver-bearing fault/fracture direction is 300-330° with steep north dips and is characterized by sheeted quartz veins / veinlets and ‘rusty fractures’. The vein / veinlets also contain adularia and iron oxide minerals derived from the oxidation of sulfide minerals. This mineralized trend occurs at all seven of the gold / silver zones known on the Longstreet Project. Major displacement is not a feature of these structures.

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

Targets: A short description of the 7 currently identified drilling targets at Longstreet follows:

Main: The target consists of intersecting high-angle NW and E-W sheeted vein systems. Completion of an angle drilling program to the southwest perpendicular to the intersection of the two vein sets will continue to produce improved continuity and higher tonnage and grade. Un-drilled extensions of this mineralization are indicated to the southeast and west.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the year ended April 30, 2021, the Company’s exploration properties were not subject to regulation by the MSHA under the Mine Act.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

General

Star Gold Corp. authorized capital stock consists of 300,000,000 shares of Common Stock, with a par value of $0.001 per share, and 10,000,000 shares of Preferred Stock, with a par value of $0.001 per share. As of July 30, 2021, there were 97,290,810 shares of Star Gold Corp. Common Stock issued and outstanding. The Company has not issued any shares of Preferred Stock.

Market Information

The Company’s shares are quoted via the OTC:QB under the symbol “SRGZ.”

At July 27, 2021, the price per share quoted on the OTCQB was $0.053.

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

Securities Authorized for Issuance under Stock Option Plan

On May 25, 2011, the Board of Directors approved its 2011 Stock Option/Restricted Stock Plan (the “2011 Plan”). The 2011 Plan is administered by the Board of Directors and provides for the grant of stock options to eligible individuals including directors, executive officers and advisors that that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

The 2011 Plan has a maximum percentage of 10% of the Company’s outstanding shares that are eligible for the plan pool whereby the number of shares under the 2011 Plan increase automatically with increases in the total number of outstanding common shares. This “Evergreen” provision permits the reloading of shares that make up the available pool for the 2011 Plan, once the options granted have been exercised. The number of shares available for issuance under the 2011 Plan automatically increases as the total number of shares outstanding increase, including those shares issued upon exercise of options granted under the 2011 Plan, which become re-available for grant subsequent to exercise of option grants. The number of shares subject to the 2011 Plan and any outstanding awards under the 2011 Plan will be adjusted appropriately by the Board of Directors if the Company’s Common Stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification, dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all the Company’s assets.

The 2011 Plan also has terms and limitations including without limitation that the exercise price for stock options granted under the Stock Option Plan must equal the stock’s fair market value, based on the closing price per share of Common Stock, at the time the stock option is granted.

On April 30, 2018, the Board of Directors authorized the grant of 1,400,000 options to purchase shares of Common Stock of the Company to various directors, officers and consultants.

On April 30, 2021, the Board of Directors authorized the grant of 2,700,000 options to purchase shares of Common Stock of the Company to various directors, officers and consultants.

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

After August 31, 2020 each remaining outstanding and unexercised common stock warrant would then revert to its original exercise price as set forth in each respective warrant.

On August 31, 2020 the Board approved extending the expiration of the repricing, of all issued and outstanding warrants, to September 11, 2020. On September 11, 2020 the Board approved extending the expiration of the repricing, of all issued and outstanding warrants, to September 30, 2020. After 5 pm PDT on September 30, 2020, all warrants outstanding reverted to their original exercise price as set forth in each respective warrant.

For the year ended April 30, 2021, forty-three (43) warrant holders exercised a total of 19,495,969 warrants to purchase shares of the Company’s Common Stock at $0.045 per share for aggregate cash proceeds of $877,318, inclusive of five (5) officers and directors who exercised 2,072,222 at $0.045 per share for aggregate cash proceeds of $93,250.

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

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the year ended
	April 30, 2021	April 30, 2020
Revenues	$-	$-
Total operating expenses	642,119	454,288
Loss from operations	(642,119)	(454,288)
Other income (expense)	(2,081)	(562)
NET LOSS	$(644,200)	$(454,850)

Weighted average shares of common stock (basic and diluted)	90,800,018	77,394,841

Income (loss) per share (basic and diluted)	$(0.01)	$(0.01)

Balance Sheet Information:

	April 30, 2021	April 30, 2020
Working capital	$266,939	$(66,512)
Total assets	942,842	679,833
Accumulated deficit	11,801,793	11,157,593
Stockholders’ equity	910,506	496,373

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

The Company maintains a corporate office in Coeur d’Alene, Idaho. This is the primary administrative office for the Company and is utilized by Board Chairman Lindsay Gorrill and Chief Financial Officer Kelly Stopher.

During the fiscal year ended April 30, 2021, the Company commissioned a detailed third-party Preliminary Economic Assessment (“PEA”) to redefine the Longstreet Project and to make sure that the assumptions, and resulting economics, relied on to move the leach pad closer to the Main nob justified the change in design. The PEA has been completed and the Company is currently assessing the best strategy to proceed.

The drilling permit granted from the Bureau of Land Management (“BLM”) in September 2019 remains valid until December 2021. This allows the Company to commence drilling mainly for the Hydrology Study but also enabling drilling of other holes on the Main knob for geochemical analysis. A bond has been obtained and there are no impediments to drilling other than capital constraints. The Company may apply for an extension of the permit.

For the fiscal year ending April 30, 2022, the Company plans to commence the following activities as it prepares to draft its Environmental Impact Statement (“EIS”) on the Longstreet Project:

Hydrology Drilling – 2 to 4 holes expected to be sufficient:

Geochemical analysis – design of program for submission to State of Nevada involves some core drilling;

Plan of Operations Development (Mine Plan, Civil Engineering Design)

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

RESULTS OF OPERATIONS

	For the year ended April 30,
	2021	2020	$ Change	% Change
Mineral exploration expense	$25,146	$25,244	$(98)	(0.4%)
Pre-development expense	246,088	155,716	90,372	58.0%
Legal and professional fees	125,416	77,855	47,561	61.1%
Management and administrative	244,151	193,807	50,344	26.0%
Depreciation	1,318	1,666	(348)	(20.9%)
Interest expense	946	903	43	4.8%
Interest expense, related party	1,367	419	948	226.3%
Interest (income)	(232)	(760)	528	(69.5%)
NET LOSS	$644,200	$454,850	$189,350	41.6%

The Company earned no operating revenue in 2021 or 2020 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the year ended April 30, 2021 of $644,200 increased by $189,350 from the 2020 total net loss of $454,850.

Mineral exploration expense

	For the year ended April 30,
	2021	2020	$ Change	% Change
Drilling and field work	$-	$-	$-	-
Claims	25,146	25,244	(98)	(0.4%)
Total mineral exploration expense	$25,146	$25,244	$(98)	(0.4%)

Mineral exploration expense for the year ended April 30, 2021 was $25,146 a decrease of $98 from 2020 mineral exploration expense of $25,244. Aside from annual claims payments, there was no additional mineral exploration expense for the year ended April 30, 2021 and 2020, respectively.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit to construct a mine at the Longstreet site.

Pre-development expense

	For the year ended April 30,
	2021	2020	$ Change	% Change
Cultural resources and anthropological	$-	$8,060	$(8,060)	(100.0%)
Environmental and plan of operation	5,232	29,181	(23,949)	(82.1%)
Field expense	3,870	1,386	2,484	179.2%
Flora and fauna contractor	-	3,231	(3,231)	(100.0%)
Permits and fees	200	-	200	N/A
Project management	4,975	12,625	(7,650)	(60.6%)
Technical consultants	192,453	81,425	111,028	136.4%
Water rights costs	39,358	19,808	19,550	98.7%
Total pre-development expense	$246,088	$155,716	$90,372	58.0%

Pre-development expense for the year ended April 30, 2021 was $246,088, an increase of $90,372 from 2020 pre-development expense of $155,716.

Technical consultant expense increased to $192,453 in 2021 due to a consulting contract executed with Great Basin Resources, Inc. as consideration for amending the Longstreet Property Agreement, as well as expenses related to preparation of a new technical resource report for the Longstreet Project and its related economics.

For the year ended April 30, 2021, the Company accelerated the payment to Great Basin Resources, Inc. in consideration of a recorded quit claim deed on the Longstreet property claims. Also, for the year ended April 30, 2021, the Company engaged a mining engineering firm for the purpose of authorizing an updated Preliminary Economic Assessment (“PEA”) report on the project. The updated PEA is expected to incorporate effects of the recent upward trend in the price of gold and silver. As well, updating costing methods are expected to be incorporated in the PEA. The Company expects to publish the updated PEA during the fiscal year ended April 30, 2022. Consequently, total pre-development expense increased $90,372 for the year ended April 30, 2021 compared to the year ended April 30, 2020.

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

Legal and professional fees

	For the year ended April 30,
	2021	2020	$ Change	% Change
Audit and accounting	$27,386	$28,288	$(902)	(3.2%)
Legal fees	60,936	14,613	46,323	317.0%
Public company expense	24,030	21,666	2,364	10.9%
Investor relations	13,064	13,288	(224)	(1.7%)
Total legal and professional fees	$125,416	$77,855	$47,561	61.1%

Audit and accounting fees for the year ended April 30, 2021 decreased by $902 compared to the year ended April 30, 2020.

Legal fees increased $46,323, from $14,613 for the year ended April 30, 2020 to $60,936 for the year ended April 30, 2021. The increase in legal fees for the year ended April 30, 2021 was due to an increased need for legal services related to compliance, property transfer and corporate transaction matters. There are no pending legal issues or contingencies as of April 30, 2021.

Investor relations expense decreased $224 for the year ended April 30, 2021 which was attributable to costs associated with redesign and maintenance on the Company’s website.

General and administrative expense

	For the year ended April 30,
	2021	2020	$ Change	% Change
Auto and travel	$3,651	$11,776	$(8,125)	(69.0%)
General administrative and insurance	43,768	40,327	3,441	8.5%
Management fees and payroll	30,000	136,760	(106,760)	(78.1%)
Office and computer expense	5,080	4,236	844	19.9%
Stock-based compensation	161,015	-	161,015	N/A
Telephone and utilities	637	708	(71)	(10.0%)
Total general and administrative	$244,151	$193,807	$50,344	26.0%

Total general and administrative expense increased $50,344 for the year ended April 30, 2021 to $244,151 compared to $193,807 for the year ended April 30, 2020. Management fees decreased $106,760 for the year ended April 30, 2021 as management fees were foregone in the interest of conserving cash. Stock-based compensation increased $161,015 for the year ended April 30, 2021 as officers and directors were granted options to purchase shares of the Company’s Common Stock.

COVID-19 limited business-related travel which resulted in a decrease in auto and travel expense for the year ended April 30, 2021.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	April 30, 2021	April 30, 2020
Current assets	$299,275	$46,948
Current liabilities	32,336	113,460
Working capital (deficit)	$266,939	$(66,512)

	For the year ended
CASH FLOWS	April 30, 2021	April 30, 2020
Cash flow used by operating activities	$(575,991)	$(333,899)
Cash flow used by investing activities	(12,000)	(129,800)
Cash flow provided by financing activities	827,318	(50,000)
Net change in cash during period	$239,327	$(413,699)

As of April 30, 2021, the Company had cash on hand of $265,944. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of April 30, 2021, including:

1.	Report of Independent Registered Public Accounting Firm;
2.	Balance Sheets as of April 30, 2021 and 2020;
3.	Statements of Operations for the years ended April 30, 2021 and 2020;
4.	Statement of Changes in Stockholders’ Equity for the years ended April 30, 2021 and 2020;
5.	Statements of Cash Flows for the years ended April 30, 2021 and 2020;
6.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Star Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Star Gold Corp. (“the Company”) as of April 30, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited working capital and an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Assure CPA, LLC. (formerly DeCoria, Maichel & Teague, P.S.)

We have served as the Company’s auditor since 2011.

Spokane, Washington

July 30, 2021

STAR GOLD CORP.
BALANCE SHEETS

	April 30, 2021	April 30, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$265,944	$26,617
Other current assets (NOTE 5)	33,331	20,331
TOTAL CURRENT ASSETS	299,275	46,948
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	554,167	543,485
RECLAMATION BOND	89,400	89,400

TOTAL ASSETS	$942,842	$679,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$32,336	$24,460
Deferred compensation to officers and directors	-	89,000
TOTAL CURRENT LIABILITIES	32,336	113,460
OTHER LIABILITIES	-	20,000
NOTE PAYABLE RELATED PARTY	-	50,000

TOTAL LIABILITIES	32,336	183,460

COMMITMENTS AND CONTINGENCIES (NOTE 4)	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 97,290,810 and 77,394,841 shares issued and outstanding, respectively	97,291	77,395
Additional paid-in capital	12,615,008	11,576,571
Accumulated deficit	(11,801,793)	(11,157,593)
TOTAL STOCKHOLDERS’ EQUITY	910,506	496,373

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$942,842	$679,833

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF OPERATIONS

	For the years ended
	April 30, 2021	April 30, 2020
OPERATING EXPENSE
Mineral exploration expense	$25,146	$25,244
Pre-development expense	246,088	155,716
Legal and professional fees	125,416	77,855
Management and administrative	244,151	193,807
Depreciation	1,318	1,666

TOTAL OPERATING EXPENSES	642,119	454,288

LOSS FROM OPERATIONS	(642,119)	(454,288)

OTHER INCOME (EXPENSE)
Interest income	232	760
Interest expense	(946)	(903)
Interest expense, related party	(1,367)	(419)

TOTAL OTHER INCOME (EXPENSE)	(2,081)	(562)

NET LOSS BEFORE INCOME TAXES	(644,200)	(454,850)

Provision (benefit) for income tax	-	-

NET LOSS	$(644,200)	$(454,850)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number shares outstanding	90,800,018	77,394,841

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended April 30, 2021 and 2020

	Common Stock
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

BALANCE, April 30, 2019	77,394,841	$77,395	$11,560,527	$(10,702,743)	$935,179
Options issued for mining interest	-	-	16,044	-	16,044
Net loss	-	-	-	(454,850)	(454,850)
BALANCE, April 30, 2020	77,394,841	77,395	11,576,571	(11,157,593)	496,373

Share-based compensation	-	-	161,015	-	161,015
Common shares issued for exercise of warrants	19,495,969	19,496	857,822	-	877,318
Common shares issued for other liabilities	400,000	400	19,600	-	20,000
Net loss	-	-	-	(644,200)	(644,200)
BALANCE, April 30, 2021	97,290,810	$97,291	$12,615,008	$(11,801,793)	$910,506

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
STATEMENTS OF CASH FLOWS

	For the years ended
	April 30, 2021	April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(644,200)	$(454,850)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	1,318	1,666
Share-based compensation	161,015	-
Changes in operating assets and liabilities:
Other current assets	(13,000)	2,514
Other assets	-	2,557
Accounts payable and accrued liabilities	7,876	5,214
Deferred compensation to officers and directors	(89,000)	89,000
Other liabilities	-	20,000
Net cash used by operating activities	(575,991)	(333,899)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(62,000)
Payments for collateral on reclamation bonds	-	(67,800)
Net cash used by investing activities	(12,000)	(129,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	30,000	50,000
Repayment of note payable, related party	(80,000)	-
Proceeds from exercise of warrants	877,318	-
Net cash provided by financing activities	827,318	50,000
Net increase (decrease) in cash and cash equivalents	239,327	(413,699)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	26,617	440,316

CASH AND CASH EQUIVALENTS AT END OF YEAR	$265,944	$26,617

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$2,732	$903

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for other liabilities	$20,000	$-
Options issued for mining interest	-	16,044

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2021

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of April 30, 2021, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying balance sheets of April 30, 2021, the Company has an accumulated deficit of $11,801,793. On April 30, 2021, the Company’s working capital was $266,939 which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

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
APRIL 30, 2021

Reclamation bond

The Reclamation bond constitutes cash held as collateral for the faithful performance of the bond securing exploration permits and are accounted for on a cost basis.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and reclamation bond. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at April 30, 2021.

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

At April 30, 2021 and April 30, 2020, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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
APRIL 30, 2021

Share-based Compensation

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

New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The Company adopted ASU No. 2108-13 on May 1, 2020. There is no impact on the effect of this update on fair value measurement disclosures for the period ended April 30, 2021.

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

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2021

The outstanding securities at April 30, 2021 and 2020 that could have a dilutive effect are as follows:

	April 30, 2021	April 30, 2020
Stock options	9,845,000	7,145,000
Warrants	6,789,667	29,039,849
TOTAL POSSIBLE DILUTIVE SHARES	16,634,667	36,184,849

For the years ended April 30, 2021 and 2020, respectively, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4– EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at April 30, 2021 and 2020.

	April 30, 2021	April 30, 2020
Equipment	$-	$4,995
Less accumulated depreciation	-	(3,677)
Equipment, net of accumulated depreciation	-	1,318
Mining interest - Longstreet	554,167	542,167
TOTAL EQUIPMENT AND MINING INTEREST	$554,167	$543,485

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

On August 12, 2019, the Company repriced 435,000 existing options to purchase shares of the Company’s Common Stock previously issued to Great Basin to an exercise price of $0.04 and issued an additional 500,000 options to purchase shares of the Company’s Common Stock at an exercise price of $0.04. The fair value of the re-pricing and issuance of additional stock options was $16,044 which was capitalized as “Mining Interest” during the year ended April 30, 2020.

On September 1, 2019, the Company executed a consulting agreement with Great Basin for a term of 18 months the (“Consulting Agreement”). Under the Consulting Agreement, the Company will pay Great Basin $7,500 per month for the term of the Consulting Agreement. The Company paid Great Basin $60,000 for the year ended April 30, 2020 which is included in pre-development expense.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2021

On August 24, 2020, the Company executed an amendment to the Consulting Agreement which accelerated the payments to Great Basin to include a $22,500 lump sum payment and three subsequent monthly payments of $7,500 in consideration of the execution and recording of a quit claim deed on the Longstreet claims for benefit of the Company. For the year ended April 30, 2021, the Company paid Great Basin a total of $67,500 which is included in pre-development expense. As of April 30, 2021, no amount is due to Great Basin under the consulting agreement.

The 2019 Amendment also grants the Company the option, to be exercised no later than six (6) months following the first receipt of proceeds from the sale of ore from the Longstreet Property, to purchase one-half of Great Basin’s 3.0% Net Smelter Royalty on the Longstreet Project for a payment of $1,750,000.

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the year ended April 30, 2021 and 2020, respectively, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property.

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

On December 31, 2020, the Company exercised its second option to extend the Stone Cabin Water Rights agreement for an additional twelve months and made a $20,000 payment. The $20,000 payment was deferred as “Other Currents Assets” and is being amortized on a straight-line basis over the subsequent one-year option period. The Company retains the right to exercise one additional options to extend the Stone Cabin Water Rights Agreement, upon an additional payment of $20,000.

As of April 30, 2021, the unamortized portion of the Stone Cabin Water Rights Agreement and subsequent exercise of its second option is $13,370

On August 21, 2017, the Company entered into an Option and Lease of Water Rights, with High Test Hay, LLC (the “High Test Water Rights Agreement”).  In exchange for a one-time payment of $25,000, the High Test Water Rights Agreement grants the Company a three-year option to commence a ten-year lease on certain water rights in Nevada. The water rights are for use in conjunction with the Company’s Longstreet Project. Lease payments for the water rights do not commence unless and until the Company exercises the option to lease.  The High Test Water Rights Agreement also grants the Company the ability to extend, upon additional option payments, the option to lease for up to an additional three years and the ability to extend the water rights lease (if exercised) for up to an additional twenty years.  The initial $25,000 payment has been deferred and was amortized on a straight-line basis over the three-year option period.

On August 21, 2020, the Company exercised its first option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months. As of April 30, 2021, the unamortized portion of the High Test Water Rights Agreement is $8,200.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2021

The following is a summary of the Company’s Other Current Assets at April 30, 2021 and 2020:

	April 30, 2021	April 30, 2020
Option on water rights lease agreements, net	$21,570	$15,927
Prepaid insurance and other expenses	11,761	2,488
Other receivables	-	1,916
Total	$33,331	$20,331

NOTE 6 - INCOME TAXES

There was no income tax provision (benefit) for the years ended April 30, 2021 and 2020. The components of the Company’s net deferred tax assets are as follows:

	April 30, 2021	April 30, 2020
Deferred tax asset
Net operating loss carryforward	$1,727,100	$1,599,800
Stock-based compensation	242,800	200,200
Equipment and mining interests	251,500	251,700
Other	2,900	2,500
Total deferred tax assets	2,224,300	2,054,200
Valuation allowance	(2,224,300)	(2,054,200)
NET DEFERRED TAX ASSETS	$-	$

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at April 30, 2021 and 2020.

A reconciliation between the statutory federal income tax rate and the Company’s tax provision (benefit) is as follows:

	April 30, 2021		April 30, 2020
Amount computed using the statutory rate	$(135,300)	(21%)	$(95,500)	(21%)
Effect of state taxes	(35,200)	(5%)	(24,900)	(5%)
Other permanent differences	300	-	4,700	1%
Change in valuation allowance	170,200	(26%)	115,700	(26%)
TOTAL INCOME TAX PROVISION (BENEFIT)	$-	-%	$-	-%

At April 30, 2021, the Company had federal and state net operating loss carry forwards of approximately $6,500,000, $4,845,000 of which expires between 2014 and 2038.  The remaining balance of approximately $1,655,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and penalties within operating expenses. The Company’s federal income tax returns for fiscal years 2019 through 2021 remain open and subject to examination. Tax attributes from prior years can be adjusted during an IRS audit.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2021

NOTE 7– RELATED PARTY TRANSACTIONS

During the years ended April 30, 2021 and 2020, the Company paid a member of the Company’s Board of Directors (the “Board”) for consulting and investor relation services $0 and $8,000, respectively, which was charged to “Management and administrative” expense on the Statement of Operations.

Effective September 1, 2019, the Board authorized the Company to accrue for a period of six months a monthly total of $18,000 to reward, compensate and incentivize for the Chairman of the Board, two other respective members of the Board, and the Company’s Chief Financial Officer. During the year ended April 30, 2021, the accrued balance of $89,000 was paid to the respective officers and directors. As of April 30, 2021, the balance of “Deferred compensation to officers and directors” was $Nil. Under the resolution, in the event of a change of control or sale of substantially all of the Company’s assets, these individuals shall collectively be granted bonuses equal to an aggregate two percent (2%) of the value of the change of control or sale.

On March 10, 2020 and June 25, 2020, the Company entered into promissory notes with the Company’s Chairman of the Board of Directors in the amount of $50,000 and $30,000, respectively.  The notes had maturity dates of March 10, 2022 and June 27, 2022, respectively and accrued interest at 6% per annum. For the year ended April 30, 2021 and April 30, 2020, interest expense, related party on the promissory notes was $1,367 and $419, respectively.

During the year ended April 30, 2021, the total outstanding balance of the respective promissory notes of $80,000 and accrued interest of $1,786 was paid to the Company’s Chairman of the Board.

For the year ended April 30, 2021, officers and directors of the Company exercised warrants to purchase 2,072,222 shares of the Company’s common stock at $0.045 per share for proceeds of $93,250 (Note 9).

NOTE 8 – STOCKHOLDERS’ EQUITY

On August 1, 2020, the Company issued 400,000 shares of its Common Stock in lieu of cash at $0.05 per share for services provided during the year ended April 30, 2020 that had been accrued in other liabilities.

For the year ended April 30, 2021, the Company issued a total of 19,495,969 shares of Common Stock upon exercise of warrants at $0.045 per share by 43 warrant holders for aggregate proceeds of $877,318. (Note 9).

NOTE 9 – WARRANTS

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

After August 31, 2020 each remaining outstanding and unexercised common stock warrant would then revert to its original exercise price as set forth in each respective warrant.

On August 31, 2020 the Board approved extending the expiration of the repricing, of all issued and outstanding warrants, to September 11, 2020. On September 11, 2020 the Board approved extending the expiration of the repricing, of all issued and outstanding warrants, to September 30, 2020. After 5 pm PDT on September 30, 2020, all warrants outstanding reverted to their original exercise price as set forth in each respective warrant.

For the year ended April 30, 2021, forty-three (43) warrant holders exercised a total of 19,495,969 warrants to purchase shares of the Company’s Common Stock at $0.045 per share for aggregate cash proceeds of $877,318, inclusive of five (5) officers and directors who exercised 2,072,222 at $0.045 per share for aggregate cash proceeds of $93,250.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2021

The following is a summary of the Company’s warrants to purchase shares of Common Stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2019	30,654,249	$0.16
Expired	(1,614,400)	0.23
Balance outstanding at April 30, 2020	29,039,849	$0.16
Exercised	(19,495,969)	(0.05)
Expired	(2,754,213)	(0.05)
Balance outstanding at April 30, 2021	6,789,667	$0.15

The composition of the Company’s warrants outstanding at April 30, 2021 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 12, 2016	October 12, 2021	6,789,667	$0.15	0.45
		6,789,667	$0.15	0.45

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

Options outstanding for mining interest totaled 935,000 at April 30, 2021 and April 30, 2020 and are fully vested. As of April 30, 2021, the remaining weighted average term of the option grants for mining interest was 3.34 years. As of April 30, 2021, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

Options issued under the 2011 Stock Option/Restricted Stock Plan

The Company established the 2011 Stock Option/Restricted Stock Plan (the “2011 Plan”). The 2011 Plan is administered by the Board of Directors and provides for the grant of stock options to eligible individual including directors, executive officers and advisors that have furnished bona fide services to the Company not related to the sale of securities in a capital-raising transaction.

The 2011 Plan has a fixed maximum percentage of 10% of the Company’s outstanding shares that are eligible for the plan pool, whereby the number of Shares under the plan increases automatically increases as the total number of shares outstanding increase. The number of shares subject to the 2011 Plan and any outstanding awards will be adjusted appropriately by the Board of Directors if the Company’s Common Stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all of the Company’s assets.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2021

The 2011 Plan also has terms and conditions, including without limitations that the exercise price for stock options granted under the Stock Option Plan must equal the stock’s fair value, based on the closing price per share of Common Stock, at the time the stock option is granted. The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes model and commonly utilized assumptions associated with the Black-Scholes methodology. Options granted under the Plan have a ten-year maximum term and varying vesting periods as determined by the Board.

No options were issued under the Stock Option Plan during the year ended April 30, 2020.

On April 30, 2021, the Board of Directors authorized the grant of 2,700,000 options to purchase shares of Common Stock of the Company to various directors and officers. The options have an exercise price of $0.06 based on the closing price of the Company’s Common Stock on the date of grant and vest immediately. The expiration date of the options is April 30, 2026. For the year ended April 30, 2021, the fair value of the options of $161,015 was recognized as stock-based compensation, which is included in management and administrative expense on the statement of operations.

The Company estimated the fair value of the April 30, 2021 option grants using the Black-Scholes model with the following information and range of assumptions:

Options granted	2,700,000
Exercise price	$0.06
Expected volatility	244.74%
Expected term	5 years
Risk free rate	0.86%

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of April 30, 2021 and 2020, respectively, there was no unrecognized compensation cost related to stock-based options and awards.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of April 30, 2021:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term
October 18, 2016	4,810,000	$0.06	0.47
April 30, 2018	1,400,000	0.065	2.00
April 30, 2021	2,700,000	0.06	5.00
Total options	8,910,000	$0.06	2.72

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Expiration Date	Options	Weighted Average Exercise Price
Mining interests	August 31, 2024	935,000	$0.04
Stock option plan	October 18, 2021 to April 30, 2026	8,910,000	0.06
Outstanding and exercisable at April 30, 2020		9,845,000	$0.06

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2021

The aggregate intrinsic value of all options vested and exercisable at April 30, 2021, was $18,700 based on the Company’s closing price of $0.06 per common share at April 30, 2021. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 11 – SUBSEQUENT EVENT

On May 1, 2021 the Company entered into consulting agreements with four members of the Company’s management team. The Company entered into an Agreement each with the Chairman of the Board, the President, the Chief Financial Officer and the Vice President of Finance.

Each Agreement is for a two-year period, automatically renewable annually thereafter, and pays each executive $6,000 per month. Each executive is eligible to receive a bonus payable upon a change in control event equal to eighteen (18) months’ compensation. The Consulting Agreements supersede any previous agreements or resolutions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended April 30, 2021 and 2020 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the years ended April 30, 2021 and 2020, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2021, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of April 30, 2021, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

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

Management’s Remediation Initiatives.

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	59	Chairman of the Board
David Segelov	54	President and Director
Kelly Stopher	58	Chief Financial Officer and Corporate Secretary/Treasurer
Paul Coombs	49	Director
Thomas Power	58	Director
Ronald D. Nilson	67	Director

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

Kelly J. Stopher – Chief Financial Officer and Corporate Secretary/Treasurer

Mr. Kelly Stopher was appointed Chief Financial Officer of the Company on October 20, 2010. Mr. Stopher has 30 years experience in accounting and finance. Mr. Stopher is the Managing Partner of Palouse Advisory Partners, providing Chief Financial Officer services to clients. Mr. Stopher has developed strategies to implement financial management systems, internal control policies and procedures, and financial reporting and modeling for small-cap companies. Mr. Stopher holds a Bachelors degree from Washington State University in Business Administration - Accounting.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based on the Company’s review it believes that all required reports of Reporting Persons were filed for the year ended April 30,2021.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company’s named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2021:

						Non-Qualified
					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation	All other
	Salary	Bonus (a)	Awards	Awards	Compensation	Earnings	compensation		Total
	($)	($)	($)	($)	($)	($)	($)		($)
Lindsay Gorrill, Chairman
2021	$-	$-	$-	$29,818	$-	$-	$-		$29,818
2020	-	-	-	-	-	-	-		-
2019	-	-	-	-	-	-	-		-
David Segelov, President and director
2021	$-	$-	$-	$29,818	$-	$-	$-		$29,818
2020	-	-	-	-	-	-	-		-
2019	-	-	-	-	-	-	-		-
Kelly Stopher, Chief Financial Officer
2021	$-	$-	$-	$29,818	$-	$-	$30,000	(a)	$59,818
2020	-	-	-	-	-	-	30,000	(a)	30,000
2019	-	-	-	-	-	-	30,000	(a)	30,000
Ronald Nilson, Director
2021	$-	$-	$-	$11,927	$-	$-	$-		$-
2020	-	-	-	-	-	-	-		-
2019	-	-	-	-	-	-	-		-
Paul Coombs, Director
2021	$-	$-	$-	$29,818	$-	$-	$-		$29,818
2020	-	-	-	-	-	-	-		-
2019	-	-	-	-	-	-	-		-
Thomas Power, Director
2021	$-	$-	$-	$29,818	$-	$-	$-		$29,818
2020	-	-	-	-	-	-	-		-
2019	-	-	-	-	-	-	-		-

(a)	Mr. Stopher provides all services typical of an accounting department for a small company. Mr. Stopher’s firm, Palouse Advisory Partners, LLC, is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2021 the Company did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of July 17, 2021 by: (i) each person (including any group) known to it to own more than five percent (5%) of any class of its voting securities, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Lindsay Gorrill Coeur d’Alene, ID (Chairman)	25,200,222	(1) (2)	24.4	% (2)
Common stock	David Segelov Bergenfeld, NJ (President and Director)	2,621,149		2.6	% (3)
Common stock	Kelly Stopher Spokane, WA (Chief Financial Officer)	2,165,081		2.2	% (4)
Common stock	Ronald D. Nilson Post Falls, ID (Director)	3,325,000		3.4	% (5)
Common stock	Paul Coombs St. John’s, Newfoundland, Canada (Director)	3,890,653		3.9	% (6)
Common stock	Thomas Power Hayden, ID (Director)	9,150,000		9.1	% (7)
Common stock	All Directors and Officers as a Group	46,352,105		41.1	% (8)

(1)	Includes 19,316,222 common shares held directly by Chairman of the Board of Directors (Direct ownership) of which 3,441,779 common shares are held by the spouse of the Chairman of the Board of Directors

(2)	Gorrill: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 25,200,222 divided by (97,290,810 + 3,234,000 + 2,650,000 ) = 24.4%

(3)	Segelov: Shares Beneficially owned divided by (Current common shares outstanding + Options owned) = 2,621,149 divided by (97,290,810+ 1,750,000 ) = 2.6%

(4)	Stopher: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 2,165,081 divided by (97,290,810+ 1,460,000 ) = 2.2%

(5)	Nilson: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 3,325,000 divided by (97,290,810+ 977,778 + 725,000 ) = 3.4%

(6)	Coombs: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 3,890,653 divided by (97,290,810+ 414,437 + 1,125,000 ) = 3.9%

(7)	Power: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 9,150,000 divided by (97,290,810+ 2,000,000 + 1,025,000 ) = 9.1%

(8)	All officers and directors: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 46,352,105 divided by (97,290,810+ 6,626,215 + 8,735,000 ) = 41.1%

5% STOCKHOLDERS		Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Common stock	Lindsay Gorrill, Coeur d’Alene, ID	25,200,222	24.4%

Common stock	Thomas Power, Hayden, ID	9,150,000	9.1%

Notes: Based on 97,290,810 shares of the Company’s Common Stock issued and outstanding as of July 17, 2021, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2021.

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

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2021 and 2020, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the years ended April 30,
	2021	2020
Audit fees	$24,960	$24,000
Tax fees	2,242	4,288
All other fees	-	-
Total audit fees	$28,288	$28,288

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics. (2)

99.1	Property Option Agreement dated January 15, 2010 between Minquest, Inc., and Star Gold Corp.

99.1	Amendment to Longstreet Property Option Agreement dated December 10, 2014 between Minquest, Inc. and Star Gold Corp.

99.1	Amendment to Longstreet Property Option Agreement dated January 5, 2016 between Minquest, Inc. and Star Gold Corp.

99.1	Option and Lease of Water Rights Agreement dated January 19, 2017 between Stone Cabin Company, LLC and Star Gold Corp.

99.1	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.

10.5	2019 Amendment to Longstreet Property Option Agreement

99.2	Shareholder Letter January 23, 2017

99.2	Shareholder Letter March 20, 2018

99.2	Longstreet Property Press Release August 14, 2019

99.2	Shareholder Letter September 10, 2019

99.2	Gorrill Consulting Agreement

99.2	Segelov Consulting Agreement

99.2	Stopher Consulting Agreement

99.2	Coombs Consulting Agreement

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC, on February 02, 2012, as an exhibit to Form 8-K.
(*)	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR GOLD CORP.

Date:	July 30, 2021		/s/ DAVID SEGELOV

		By:	David Segelov
President and Director
(Principal Executive Officer)

Date:	July 30, 2021		/s/ KELLY J. STOPHER

		By:	Kelly J. Stopher
Chief Financial Officer and Corporate Secretary/Treasurer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 30, 2021	By:	/s/ LINDSAY E. GORRILL
Lindsay E. Gorrill
Director

Date:	July 30, 2021		/s/ DAVID SEGELOV
		By:	David Segelov
Director

Date:	July 30, 2021		/s/ THOMAS J. POWER
		By:	Thomas J. Power
Director

Date:	July 30, 2021		/s/ RONALD D. NILSON
		By:	Ronald D. Nilson
Director

Date:	July 30, 2021		/s/ PAUL B. COOMBS
		By:	Paul B Coombs
Director