Form 10-Q
period 2021-07-31
Star Gold Corp.
filed 2021-09-13
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 9, 2021, there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
BALANCE SHEETS (UNAUDITED)

	July 31, 2021	April 30, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$179,254	$265,944
Other current assets (NOTE 5)	30,580	33,331
TOTAL CURRENT ASSETS	209,834	299,275
EQUIPMENT AND MINING INTEREST, net (NOTE 4)	566,167	554,167
RECLAMATION BOND	89,400	89,400
TOTAL ASSETS	$865,401	$942,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$55,779	$32,336
Deferred compensation to officers and directors	64,500	-
TOTAL LIABILITIES	120,279	32,336
COMMITMENTS AND CONTINGENCIES (NOTE 4)	-	-
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 97,290,810 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,615,008	12,615,008
Accumulated deficit	(11,967,177)	(11,801,793)
TOTAL STOCKHOLDERS’ EQUITY	745,122	910,506
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$865,401	$942,842

The accompanying notes are an integral part of these unaudited financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	July 31, 2021	July 31, 2020
OPERATING EXPENSES
Mineral exploration expense	$25,146	$25,146
Pre-development expense	13,315	32,167
Legal and professional fees	40,161	40,735
Management and administrative	86,554	21,613
Depreciation	-	416
TOTAL OPERATING EXPENSES	165,176	120,077
LOSS FROM OPERATIONS	(165,176)	(120,077)
OTHER INCOME (EXPENSE)
Interest income	54	-
Interest expense	(262)	(262)
Interest expense, related party	-	(737)
TOTAL OTHER INCOME (EXPENSE)	(208)	(999)
NET LOSS BEFORE INCOME TAX	(165,384)	(121,076)
Provision (benefit) for income tax	-	-
NET LOSS	$(165,384)	$(121,076)
Basic and diluted loss per share	$-	$-
Basic and diluted weighted average number shares outstanding	97,290,810	77,616,580

The accompanying notes are an integral part of these unaudited financial statements.

STAR GOLD CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the years ended July 31, 2021 and 2020

	Common Stock
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulate Deficit	Total Stockholders’ Equity
BALANCE, April 30, 2020	77,394,841	$77,395	$11,576,571	$(11,157,593)	$496,373
Common stock issued for exercise of warrants	816,000	816	35,904	-	36,720
Net loss	-	-	-	(121,076)	(121,076)
BALANCE, July 31, 2020	78,210,841	$78,211	$11,612,475	$(11,278,669)	$412,017

BALANCE, April 30, 2021	97,290,810	$97,291	$12,615,008	$(11,801,793)	$910,506
Net loss	-	-	-	(165,384)	(165,384)
BALANCE, July 31, 2021	97,290,810	$97,291	$12,615,008	$(11,967,177)	$745,122

The accompanying notes are an integral part of these unaudited financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	July 31, 2021	July 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(165,384)	$(121,076)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	-	416
Changes in operating assets and liabilities:
Other current assets	2,751	9,157
Accounts payable and accrued liabilities	23,443	31,955
Deferred compensation to officers and directors	64,500	-
Net cash used by operating activities	(74,690)	(79,548)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	-	30,000
Proceeds from common stock payable	-	5,000
Proceeds from exercise of warrants	-	36,720
Net cash provided by financing activities	-	71,720
Net decrease in cash and cash equivalents	(86,690)	(19,828)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	265,944	26,617

CASH AND CASH EQUIVALENTS AT END OF YEAR	$179,254	$6,789

The accompanying notes are an integral part of these unaudited financial statements.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2021

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

In the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair statement of the interim financial statements have been included. The balance sheet at July 31, 2021 was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. Operating results for the three-month period ended July 31, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2022.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2021.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of July 31, 2021, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows, which raises substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying balance sheets of July 31, 2021, the Company has an accumulated deficit of $11,967,177. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2021

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and reclamation bond. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at July 31, 2021.

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

At July 31, 2021 and April 30, 2021, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2021

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

New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The Company adopted ASU No. 2108-13 on May 1, 2020. There is no impact on the effect of this update on fair value measurement disclosures for the period ended July 31, 2021.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2021

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

The outstanding securities at July 31, 2021 and 2020 that could have a dilutive effect are as follows:

	July 31, 2021	July 31, 2020
Stock options	9,845,000	7,145,000
Warrants	6,789,667	28,223,849
TOTAL POSSIBLE DILUTIVE SHARES	16,634,667	35,368,849

For the years ended July 31, 2021 and 2020, respectively, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4 – EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at July 31, 2021 and 2020.

	July 31, 2021	April 30, 2021
Mining interest - Longstreet	566,167	554,167
TOTAL EQUIPMENT AND MINING INTEREST	$566,167	$554,167

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

On September 1, 2019, the Company executed a consulting agreement with Great Basin for a term of 18 months (the “Consulting Agreement”). Under the Consulting Agreement, the Company will pay Great Basin $7,500 per month for the term of the Consulting Agreement.

On August 24, 2020, the Company executed an amendment to the Consulting Agreement which accelerated the payments to Great Basin to include a $22,500 lump sum payment and three subsequent monthly payments of $7,500 in consideration of the execution and recording of a quit claim deed on the Longstreet claims for benefit of the Company. For the year ended April 30, 2021, the Company paid Great Basin a total of $67,500 which is included in pre-development expense. As of July 31, 2021, no amount is due to Great Basin under the consulting agreement.

The August 24, 2020 Amendment also grants the Company the option, to be exercised no later than six (6) months following the first receipt of proceeds from the sale of ore from the Longstreet Property, to purchase one-half of Great Basin’s 3.0% Net Smelter Royalty on the Longstreet Project for a payment of $1,750,000.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2021

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the three-months ended July 31, 2021 and 2020, respectively, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property.

The Company has paid $89,400 to the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5 – OTHER CURRENT ASSETS

On December 31, 2016, the Company entered into an Option and Lease of Water Rights with Stone Cabin Company, LLC (the “Stone Cabin Water Rights Agreement”). In exchange for a one-time payment of $20,000, the Stone Cabin Water Rights Agreement granted the Company a three-year option to commence a ten-year lease of certain water rights in Nevada. The water rights are for use in conjunction with the Company’s Longstreet Project. Lease payments for the water rights do not commence unless the Company exercises the option to lease. The Stone Cabin Water Rights Agreement also granted the Company the ability to extend, upon additional annual payments, the option to lease for up to an additional three years and the ability to extend the water rights lease (if exercised) for an additional ten-year period. The Company has exercised its first and second options to extend the Stone Cabin Water Rights Agreement on December 31, 2019 and 2020 respectively.

As of July 31, 2021, the unamortized portion of the Stone Cabin Water Rights Agreement and subsequent exercise of its second option is $8,384.

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

On August 21, 2020, the Company exercised its first option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months. As of July 31, 2021, the unamortized portion of the High Test Water Rights Agreement is $2,067.

The following is a summary of the Company’s Other Current Assets at July 31, 2021 and April 30, 2021:

	July 31, 2021	April 30, 2021
Option on water rights lease agreements, net	$10,451	$21,570
Prepaid insurance and other expenses	20,129	11,761
Total	$30,580	$33,331

On August 21, 2021, the Company exercised its second option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months (Note 11).

NOTE 7 – RELATED PARTY TRANSACTIONS

Effective September 1, 2019, the Board authorized the Company to accrue for a period of six months a monthly total of $18,000 to reward, compensate and incentivize for the Chairman of the Board, two other respective members of the Board, and the Company’s Chief Financial Officer. During the year ended April 30, 2021, the accrued balance of $89,000 was paid to the respective officers and directors. As of April 30, 2021, there were no further payments due under this board action.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2021

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

Each Agreement is for a two-year period, automatically renewable annually thereafter, and pays each executive $6,000 per month. Each executive is eligible to receive a bonus payable upon a change in control event equal to eighteen (18) months’ compensation. The Consulting Agreements supersede any previous agreements or resolutions. For the three months ended July 31, 2021, the Company recognized $72,000 in management and administrative expense under the Consulting Agreements.

NOTE 8 – STOCKHOLDERS’ EQUITY

For the three months ended July 31, 2020, the Company issued a total of 816,000 shares of Common Stock upon exercise of warrants at $0.045 per share by a warrant holder for aggregate proceeds of $36,720.

For the three months ended July 31, 2021, the Company did not issue any shares of its Common Stock.

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

On August 31, 2020, the Board approved extending the expiration of the repricing, of all issued and outstanding warrants, to September 11, 2020. On September 11, 2020, the Board approved extending the expiration of the repricing, of all issued and outstanding warrants, to September 30, 2020. After 5 pm PDT on September 30, 2020, all warrants outstanding reverted to their original exercise price as set forth in each respective warrant.

On July 6, 2020, an accredited investor exercised 816,000 Warrants to Purchase Common Shares of the Company’s stock at $0.045 per shares for cash proceeds of $36,720.

The following is a summary of the Company’s warrants to purchase shares of Common Stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2019	30,654,249	$0.16
Expired	(1,614,400)	0.23
Balance outstanding at April 30, 2020	29,039,849	$0.16
Exercised	(19,495,969)	(0.05)
Expired	(2,754,213)	(0.05)
Balance outstanding at April 30, 2021 and July 31, 2021	6,789,667	$0.15

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2021

The composition of the Company’s warrants outstanding at July 31, 2021 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 12, 2016	October 12, 2021	6,789,667	$0.15	0.20
		6,789,667	$0.15	0.20

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

Options outstanding for mining interest totaled 935,000 at July 31, 2021 and April 30, 2021 and are fully vested. As of July 31, 2021, the remaining weighted average term of the option grants for mining interest was 3.09 years. As of July 31, 2021, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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

The Company estimated the fair value of the April 30, 2021 option grants using the Black-Scholes model with the following information and range of assumptions:

Options granted	2,700,000
Fair value of option grant	$161,015
Exercise price	$0.06
Expected volatility	244.74%
Expected term	5 years
Risk free rate	0.86%

No options were issued under the Stock Option Plan during the three months ended July 31, 2021 or 2020.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2021

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of July 31 and April 30, 2021, respectively, there was no unrecognized compensation cost related to stock-based options and awards.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of April 30, 2021:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term
October 18, 2016	4,810,000	$0.06	0.22
April 30, 2018	1,400,000	0.065	1.75
April 30, 2021	2,700,000	0.06	4.75
Total options	8,910,000	$0.06	2.47

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Expiration Date	Options	Weighted Average Exercise Price
Mining interests	August 31, 2024	935,000	$0.04
Stock option plan	October 18, 2021 to April 30, 2026	8,910,000	0.06
Outstanding and exercisable at April 30, 2020		9,845,000	$0.06

The aggregate intrinsic value of all options vested and exercisable at July 31, 2021, was $14,025 based on the Company’s closing price of $0.055 per common share at July 31, 2021. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 11 – SUBSEQUENT EVENT

On August 21, 2021, the Company exercised its second option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2021. The following statements may be forward-looking in nature and actual results may differ materially.

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

Star Gold Corp. originally leased with an option to acquire certain unpatented mining claims located in the State of Nevada which in part make up what we refer to as the “Longstreet Property” (or the “Longstreet Project”). The Longstreet Property in its entirety comprises 142 mineral claims (137 claims acquired from Great Basin Resources Inc. and 5 claims leased from local rancher, Roy Clifford and family (the “Clifford claims”) The Longstreet Property covers a total area of approximately 2,500 acres (1,149 ha). The Longstreet Project is at an intermediate stage of exploration.

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

Portions of the Company’s mining properties are owned by third parties and leased to Star Gold as outlined in the following table:

Property name	Longstreet
Third parties	Great Basin Resources, Inc. and Clifford
Number of claims	142 (1)(2)(3)
Acres (approx.)	2,500
Agreements/Royalties
Royalties	3% Net Smelter Royalty (“NSR”)
Annual advance royalty payment	$12,000

(1)	Great Basin Resources, Inc. (“Great Basin”) took assignment from MinQuest, Inc., of the 142 claims which are leased to the Company under the Longstreet Agreement (which was also assigned to Great Basin) (Note 4 of the financial statements contained in Item 8) and Clifford owns 5 claims (also Note 4) which are managed by the Company.

(2)	On August 12, 2019, the Company and Great Basin Resources, Inc. (“Great Basin”) agreed to amend the Longstreet Agreement (Note 4) to eliminate the required property expenditure structure and to implement new consideration for the transfer of the Property pursuant to that agreement (the “2019 Amendment”). The Amendment eliminated the remainder of the required property expenditures set forth in the Longstreet Agreement, as amended.

(3)	On September 10, 2020, the Company accelerated the payment to Great Basin Resources, Inc. in consideration of a recorded quit claim deed on the Longstreet property claims.

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

SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the three months ended
	July 31, 2021	July 31, 2020
Revenues	$-	$-
Total operating expenses	165,176	120,077
Loss from operations	(165,176)	(120,077)
Other income (expense)	(208)	(999)
NET LOSS	$(165,384)	$(121,076)

Weighted average shares of common stock (basic and diluted)	97,290,810	77,616,580

Income (loss) per share (basic and diluted)	$ Nil	$ Nil

Balance Sheet Information:

	July 31, 2021	April 30, 2021
Working capital	$89,555	$266,939
Total assets	865,401	942,842
Accumulated deficit	11,967,177	11,801,793
Stockholders’ equity	745,122	910,506

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

RESULTS OF OPERATIONS

	For the three months ended July 31,
	2021	2020	$ Change	% Change
Mineral exploration expense	$25,146	$25,146	$-	0.0%
Pre-development expense	13,315	32,167	(18,852)	(58.6%)
Legal and professional fees	40,161	40,735	(574)	(1.4%)
Management and administrative	86,554	21,613	64,941	300.5%
Depreciation	-	416	(416)	(100.0%)
Interest expense	262	262	-	0.0%
Interest expense, related party	-	737	(737)	(100.0%)
Interest (income)	(54)	-	(54)	N/A
NET LOSS	$165,384	$121,076	$44,308	36.6%

The Company earned no operating revenue in 2021 or 2020 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended July 31, 2021 of $165,384 increased by $44,308 from the 2020 total net loss of $121,076.

Mineral exploration expense

	For the three months ended July 31,
	2021	2020	$ Change	% Change
Drilling and field work	$-	$-	$-	-
Claims	25,146	25,146	-	0.0%
Total mineral exploration expense	$25,146	$25,146	$-	0.0%

Mineral exploration expense for the three months ended July 31, 2021 was $25,146, no change from 2020 mineral exploration expense of $25,146. Aside from annual claims payments, there was no additional mineral exploration expense for the three months ended July 31, 2021 and 2020, respectively.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit to construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended July 31,
	2021	2020	$ Change	% Change
Engineering and permitting services	$-	$2,075	$(2,075)	(100.0%)
Field expense	1,995	-	1,995	N/A
Permits and fees	200	-	200	N/A
Technical consultants	-	22,950	(22,950)	(100.0%)
Water rights costs	11,120	7,142	3,978	55.7%
Total pre-development expense	$13,315	$32,167	$(18,852)	(58.6%)

Pre-development expense for the three months ended July 31, 2021 was $13,315, a decrease of $18,852 from 2020 pre-development expense of $32,167 ..

Technical consultant expense decreased to $ 22,950 in 2021 due to no payments required in 2021 related to a consulting contract executed with Great Basin Resources, Inc. as consideration for amending the Longstreet Property Agreement.

Legal and professional fees

	For the three months ended July 31,
	2021	2020	$ Change	% Change
Audit and accounting	$18,592	$15,718	$2,874	18.3%
Legal fees	6,800	8,888	(2,088)	(23.5%)
Public company expense	14,712	14,449	263	1.8%
Investor relations	57	1,680	(1,623)	(96.6%)
Total legal and professional fees	$40,161	$40,735	$(574)	(1.4%)

Audit and accounting fees for the three months ended July 31, 2021 increased by $2,874 compared to the three months ended July 31, 2020.

Legal fees decreased $2,088, from $8,888 for the three months ended July 31, 2020 to $6,800 for the three months July 31, 2021. There are no pending legal issues or contingencies as of July 31, 2021.

Investor relations expense decreased $1,623 for the three months ended July 31, 2021 which was attributable to costs associated with redesign and maintenance on the Company’s website.

General and administrative expense

	For the three months ended July 31,
	2021	2020	$ Change	% Change
Auto and travel	$1,235	$1,593	$(358)	(22.5%)
General administrative and insurance	12,333	11,891	442	3.7%
Management fees and payroll	72,000	7,500	64,500	860.0%
Office and computer expense	750	515	235	45.6%
Telephone and utilities	236	114	122	107.0%
Total general and administrative	$86,554	$21,613	$64,941	300.5%

Total general and administrative expense increased $64,941 for the three months ended July 31, 2021 to $86,554 compared to $21,613 for the three months ended July 31, 2020. Management fees increased $64,500 for the three months ended July 31, 2021 as management fees were accrued for the period then ended.

COVID-19 limited business-related travel which resulted in a slight decrease in auto and travel expense for the three months ended July 31, 2021.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	July 31, 2021	April 30, 2021
Current assets	$209,834	$299,275
Current liabilities	120,279	32,336
Working capital (deficit)	$89,555	$266,939

	For the three months ended
CASH FLOWS	July 31, 2021	July 31, 2020
Cash flow used by operating activities	$(74,690)	$(79,548)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	-	71,720
Net change in cash during period	$(86,690)	$(19,828)

As of July 31, 2021, the Company had cash on hand of $179,254. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities and short term loans directors of the Company. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended July 31, 2021 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2021 which was filed with the SEC on August 4, 2021.

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES.

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

For the three months ended July 31, 2021, the Company sold no Common Stock.

During the three months ended July 31, 2021, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES

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

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics. (2)

99.1	Property Option Agreement dated January 15, 2010 between Minquest, Inc., and Star Gold Corp.

99.1	Amendment to Longstreet Property Option Agreement dated December 10, 2014 between Minquest, Inc. and Star Gold Corp.

99.1	Amendment to Longstreet Property Option Agreement dated January 5, 2016 between Minquest, Inc. and Star Gold Corp.

99.1	Option and Lease of Water Rights Agreement dated January 19, 2017 between Stone Cabin Company, LLC and Star Gold Corp.

99.1	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.

10.5	2019 Amendment to Longstreet Property Option Agreement

99.2	Shareholder Letter January 23, 2017

99.2	Shareholder Letter March 20, 2018

99.2	Longstreet Property Press Release August 14, 2019

99.2	Shareholder Letter September 10, 2019

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC, on February 02, 2012, as an exhibit to Form 8-K.
(*)	Inline XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAR GOLD CORP.

Date:	September 10, 2021	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	September 10, 2021	By:	/s/ KELLY J. STOPHER
Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)