Form 10-Q
period 2021-10-31
Star Gold Corp.
filed 2021-12-15
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

 For the quarterly period ended October 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of December 13, 2021, there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.

CONDENSED BALANCE SHEETS (UNAUDITED)

	October 31, 2021	April 30, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,756	$265,944
Other current assets (NOTE 5)	163,755	33,331
TOTAL CURRENT ASSETS	224,511	299,275
MINING INTEREST (NOTE 4)	566,167	554,167
RECLAMATION BOND	89,400	89,400
TOTAL ASSETS	$880,078	$942,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$23,473	$32,336
TOTAL CURRENT LIABILITIES	23,473	32,336
DEFERRED COMPENSATION TO OFFICERS AND DIRECTORS (NOTE 6)	129,000	-
TOTAL LIABILITIES	152,473	32,336

COMMITMENTS AND CONTINGENCIES (NOTE 4)	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 300,000,000 shares authorized; 97,290,810 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,702,879	12,615,008
Accumulated deficit	(12,072,565)	(11,801,793)
TOTAL STOCKHOLDERS’ EQUITY	727,605	910,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$880,078	$942,842

The accompanying notes are an integral part of these condensed unaudited financial statements.

STAR GOLD CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended				Six months ended
	October 31, 2021		October 31, 2020		October 31, 2021		October 31, 2020
OPERATING EXPENSES
Mineral exploration expense		$-		$-		$25,146		$25,146
Pre-development expense		13,596		103,741		26,911		135,908
Legal and professional fees		8,519		20,853		48,680		61,588
Management and administrative		83,023		21,802		169,577		43,415
Depreciation		-		416		-		832
TOTAL OPERATING EXPENSES		105,138		146,812		270,314		266,889
LOSS FROM OPERATIONS		(105,138)		(146,812)		(270,314)		(266,889)
OTHER INCOME (EXPENSE)
Interest income		12		11		66		11
Interest expense		(262)		(262)		(524)		(524)
Interest expense, related party		-		(630)		-		(1,367)
TOTAL OTHER INCOME (EXPENSE)		(250)		(881)		(458)		(1,880)
NET LOSS BEFORE INCOME TAX		(105,388)		(147,693)		(270,772)		(268,769)
Provision (benefit) for income tax		-		-		-		-
NET LOSS		$(105,388)		$(147,693)		$(270,772)		$(268,769)
Basic and diluted loss per share	$	Nil	$	Nil	$	Nil	$	Nil
Basic and diluted weighted average number shares outstanding		97,290,810		91,213,526		97,290,810		84,415,053

The accompanying notes are an integral part of these condensed unaudited financial statements.

STAR GOLD CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the periods ended October 31, 2021 and 2020

	Common Stock
	Shares Issued	Par Value $.001 per share	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

BALANCE, April 30, 2020	77,394,841	$77,395	$11,576,571	$(11,157,593)	$496,373
Common stock issued for exercise of warrants	816,000	816	35,904	-	36,720
Net loss	-	-	-	(121,076)	(121,076)
BALANCE, July 31, 2020	78,210,841	$78,211	$11,612,475	$(11,278,669)	$412,017
Common shares issued for exercise of warrants	18,679,969	18,680	821,918	-	840,598
Common shares issued for accounts payable	400,000	400	19,600	-	20,000
Net loss	-	-	-	(147,693)	(147,693)
BALANCE, October 31, 2020	97,290,810	$97,291	$12,453,993	$(11,426,362)	$1,124,922

BALANCE, April 30, 2021	97,290,810	$97,291	$12,615,008	$(11,801,793)	$910,506
Net loss	-	-	-	(165,384)	(165,384)
BALANCE, July 31, 2021	97,290,810	$97,291	$12,615,008	$(11,967,177)	$745,122
Warrants issued for other current assets	-	-	87,871	-	87,871
Net loss	-	-	-	(105,388)	(105,388)
BALANCE, October 31, 2021	97,290,810	$97,291	$12,702,879	$(12,072,565)	$727,605

The accompanying notes are an integral part of these condensed unaudited financial statements.

STAR GOLD CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	October 31, 2021	October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(270,772)	$(268,769)
Adjustments to reconcile net loss to net cash used by operating activities Depreciation	-	832

Changes in operating assets and liabilities:
Other current assets	(42,553)	-
Other asset	-	(5,438)
Accounts payable and accrued liabilities	(8,863)	29,256
Deferred compensation to officers and directors	129,000	(89,000)
Net cash used by operating activities	(193,188)	(333,119)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	-	30,000
Repayment of note payable, related party	-	(80,000)
Proceeds from common stock payable	-	-
Proceeds from exercise of warrants	-	877,318
Net cash provided by financing activities	-	827,318
Net decrease in cash and cash equivalents	(205,188)	482,199

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	265,944	26,617

CASH AND CASH EQUIVALENTS AT END OF YEAR	$60,756	$508,816

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Warrants issued for prepaid expense	$87,871	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2021

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

In the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair statement of the interim financial statements have been included. The balance sheet at April 30, 2021 was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. Operating results for the three- and six-month periods ended October 31, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2022.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2021.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of October 31, 2021, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows, which raises substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying balance sheets of October 31, 2021, the Company has an accumulated deficit of $12,072,565. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

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

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2021

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and reclamation bond. All instruments are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2021.

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

At October 31, 2021 and April 30, 2021, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2021

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

New Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 Debt – Debt With Conversion And Other Options (Subtopic 470-20) And Derivatives and Hedging – Contracts In Entity’s Own Equity (Subtopic 815-40): Accounting For Convertible Instruments And Contracts In An Entity’s Own Equity. The update simplifies the accounting for and disclosures related to company debt that is convertible or can be settled in a company’s own equity securities. The update is effective for fiscal years beginning after December 15, 2021. Management is evaluating the impact of this update on the Company’s consolidated financial statements.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2021

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

The outstanding securities at October 31, 2021 and 2020 that could have a dilutive effect are as follows:

	October 31, 2021	October 31, 2020
Stock options	5,035,000	7,145,000
Warrants	2,000,000	28,223,849
TOTAL POSSIBLE DILUTIVE SHARES	7,035,000	35,368,849

For the three- and six-months ended October 31, 2021 and 2020, respectively, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4 – EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at October 31, 2021 and April 30, 2021.

	October 31, 2021	April 30, 2021
Mining interest - Longstreet	$566,167	554,167
TOTAL EQUIPMENT AND MINING INTEREST	$566,167	$554,167

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

On September 1, 2019, the Company executed a consulting agreement with Great Basin for a term of 18 months (the “Consulting Agreement”). Under the Consulting Agreement, the Company agreed to pay Great Basin $7,500 per month for the term of the Consulting Agreement.

On August 24, 2020, the Company executed an amendment to the Consulting Agreement which accelerated the payments to Great Basin to include a $22,500 lump sum payment and three subsequent monthly payments of $7,500 in consideration of the execution and recording of a quit claim deed on the Longstreet claims for benefit of the Company. For the year ended April 30, 2021, the Company paid Great Basin a total of $67,500 which is included in pre-development expense. As of October 31, 2021, no amount is due to Great Basin under the Consulting Agreement.

The August 24, 2020 Amendment also grants the Company the option, to be exercised no later than six (6) months following the first receipt of proceeds from the sale of ore from the Longstreet Property, to purchase one-half of Great Basin’s 3.0% Net Smelter Royalty on the Longstreet Project for a payment of $1,750,000.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2021

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the six-months ended October 31, 2021 and 2020, respectively, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property.

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

As of October 31, 2021, the unamortized portion of the Stone Cabin Water Rights Agreement and subsequent exercise of its second option is $3,342.

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

On August 21, 2020, the Company exercised its first option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months. On August 21, 2021, the Company exercised its second option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months. As of October 31, 2021, the unamortized portion of the High Test Hay Water Rights Agreement and subsequent exercise of its second option is $20,137.

As of October 31, 2021, the Company issued 2,000,000 Warrants to Purchase Common Stock. The fair value of the warrants issued was $87,871 and is included in “Other Current Assets” and will be recognized over subsequent periods when services are received. (Note 7).

The following is a summary of the Company’s Other Current Assets at October 31, 2021 and April 30, 2021:

	October 31, 2021	April 30, 2021
Option on water rights lease agreements, net	$23,479	$21,570
Prepaid insurance	13,242	11,761
Prepaid promotion expense	125,084	-
Prepaid legal expense	1,950	-
Total	$163,755	$33,331

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2021

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

On May 1, 2021, the Company entered into consulting agreements with four members of the Company’s management team. The Company entered into an Agreement each with the Chairman of the Board, the President, the Chief Financial Officer and the Vice President of Finance.

Each Agreement is for a two-year period, automatically renewable annually thereafter, and pays each executive $6,000 per month. Each executive is eligible to receive a bonus payable upon a change in control event equal to eighteen (18) months’ compensation. The Consulting Agreements supersede any previous agreements or resolutions. For the three months ended October 31, 2021, the Company recognized $72,000 in management and administrative expense under the Consulting Agreements. For the six months ended October 31, 2021, the Company recognized $144,000 in management and administrative expense under the Consulting Agreements.

NOTE 7 – WARRANTS

On June 8, 2020, the Company notified all of its warrant holders that the Company was re-pricing, for a limited time, all issued and outstanding Common Stock Warrants, of the Company, to an Exercise Price of $0.045 per share.

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

On July 6, 2020, an accredited investor exercised 816,000 Warrants to purchase shares of the Company’s Common Stock at $0.045 per shares for cash proceeds of $36,720.

For the three months ended October 31, 2020, forty-three warrant holders exercised a total of 18,679,969 warrants to purchase shares of the Company’s Common Stock at $0.045 per share for aggregate cash proceeds of $840,598.

On October 31, 2021, the Company granted 2,000,000 warrants to purchase Common Stock in lieu of cash payment for services. The warrants have an exercise price of $0.0442 based on the closing price of the Company’s Common Stock on the date of grant. The expiration date of the warrants is October 31, 2026. The fair value of the warrants granted was $87,871 and is included in “Other Current Assets” and will be amortized for services to be provided over the subsequent twelve months (Note 5).

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2021

The Company estimated the fair value of the October 31, 2021 warrants issued using the Black-Scholes model with the following information and range of assumptions:

Warrants issued	2,000,000
Fair value of warrant issuance	$87,871
Exercise price	$0.0442
Expected volatility	244.99%
Expected term	5 years
Risk free rate	1.18%

The following is a summary of the Company’s warrants to purchase shares of Common Stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2020	29,039,849	$0.16
Exercised	(19,495,969)	(0.05)
Expired	(2,754,213)	(0.05)
Balance outstanding at April 30, 2021	6,789,667	$0.15
Issued	2,000,000	0.0442
Expired	(6,789,667)	(0.15)
Balance outstanding at October 31, 2021	2,000,000	$0.0442

The composition of the Company’s warrants outstanding at October 31, 2021 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 31, 2021	October 31, 2026	2,000,000	$0.0442	5.00
		2,000,000	$0.0442	5.00

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

Options outstanding for mining interest totaled 935,000 on October 31, 2021 and April 30, 2021, and are fully vested. As of October 31, 2021, the remaining weighted average term of the option grants for mining interest was 2.84 years. As of October 31, 2021, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2021

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

No options were issued under the Stock Option Plan during the three- and six months ended October 31, 2021 or 2020.

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of October 31 and April 30, 2021, respectively, there was no unrecognized compensation cost related to stock-based options and awards.

The following table summarizes additional information about the options under the Company’s 2011 Plan as of October 31, 2021:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term (years)
April 30, 2018	1,400,000	$0.065	1.50
April 30, 2021	2,700,000	0.06	4.50
Total options	4,100,000	$0.06	3.47

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Expiration Date	Options	Weighted Average Exercise Price
Mining interests	August 31, 2024	935,000	$0.04
Stock option plan	April 30, 2023 to April 30, 2026	4,100,000	0.06
Outstanding and exercisable at October 31, 2021		5,035,000	$0.06

The aggregate intrinsic value of all options vested and exercisable at October 31, 2021, was $3,927 based on the Company’s closing price of $0.0442 per common share at October 31, 2021. The Company’s current policy is to issue new shares to satisfy option exercises.

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2021

NOTE 9 – STOCKHOLDERS’ EQUITY

On August 1, 2020, the Company issued 400,000 shares of its Common Stock in lieu of cash to at $0.05 per share for accounts payable.

For the six months ended October 31, 2020, the Company issued a total of 19,495,969 shares of its Common Stock upon exercise of warrants at $0.045 per share by 44 warrant holders for aggregate proceeds of $877,318 (Note 7).

For the three- and six-months ended October 31, 2021, the Company did not issue any shares of its Common Stock.

NOTE 10 – SUBSEQUENT EVENT

On November 30, 2021, the Company entered into four Convertible Promissory Notes with certain officers and directors of the Company in consideration of deferred compensation totaling $150,000. The notes accrue interest at 5% per annum with monthly interest-only payments through April 30, 2025. The Company is scheduled to make 41 monthly interest payments beginning no later than December 31, 2021.

The Convertible Promissory Notes are convertible at any time after the original issue date into a number of shares of the Company’s Common Stock, determined by dividing the amount to be converted by a conversion price equal to the greater of $0.05 per share or the closing price of the Company’s common stock on November 30, 2021. The closing price of the Company’s stock on November 30, 2021 was $0.03 per share. The Convertible Promissory Notes are convertible to an aggregate of 3,000,000 shares.

As of October 31, 2021, the balance of deferred compensation subsequently converted to Convertible Promissory Notes was $129,000.

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

The Longstreet Project is in a historical region of mineral production in Nye County, Nevada, USA, known as Walker Lane. Walker Lane hosts the well-known deposits of Round Mountain, Mineral Ridge, Bell Mountain and Bullfrog, all current or past producers.

The Longstreet Au-Ag Project is located approximately 275 km northwest of Las Vegas and approximately 80 km northeast of Tonopah, a town of approximately 2,500 people and the seat of the government for Nye County, in west-central Nevada. The northeast-southwest oriented property is situated within the McCann Canyon and Georges Canyon Rim 7 1/2 topographic quadrangles and extends approximately 3 km along strike within the Monitor Range. The geographic coordinates of the central part of the property are approximately 38°22′0′ N Latitude and 116°40′00″ W Longitude. The deposit has been known for many years and the property explored on numerous occasions. Exploration work on the property has included pits, core drilling, RC drilling, an inclined shaft, three adits and limited underground vertical raising.

The Longstreet Au-Ag Project is at an intermediate stage of exploration. The area has been sporadically explored since the early 1900s by several early operators and recent drilling by Star Gold.

The property comprises 142 mineral claims (137 claims acquired from Great Basin and 5 claims leased from local ranchers, Roy Clifford and family (the “Clifford claims”)). The Longstreet Au-Ag Projects covers a total area of approximately 1149 hectares.

The Clifford claims are for use during mining exclusively with a royalty of 2% on the values extracted from those claims. The 2% royalty to Clifford, et. al. is inclusive of the overall 3% NSR to Great Basin and applies only to the following claims:

Morning Star NMC 96719

Longstreet 11 NMC 164002

Longstreet 12 NMC 164003

Longstreet 14 NMC 164005

Longstreet 15 NMC 164006

Star Gold is not subject to any liens or encumbrances regarding the Longstreet property. Included in the claim package are 26 claims (Leach Pad Claims) adjacent to the eastern boundary of the property, with the objective of providing the site for leach pads planned for future development of the Main Zone. This includes 12 claims along a corridor leading from the main Longstreet property to the Leach Pad Claims.

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

The Company owns 137 claims and leases 5 Claims from Clifford. The Company shall pay a 3% Net Smelter Royalty (“NSR”) within thirty (30) days following the end of the calendar quarter under which the Company receives Net Smelter Returns. To date, the Company has not received Net Smelter Returns. Third parties to which NRR payments would be made are as follows:

Property name	Longstreet
Third parties	Great Basin Resources, Inc. and Clifford
Number of claims	142 (1)(2)(3)(4)
Acres (approx.)	2,500
Agreements/Royalties
Royalties	3% Net Smelter Royalty (“NSR”)
Annual advance royalty payment	$12,000

(1)	Great Basin Resources, Inc. (“Great Basin”) took assignment from MinQuest, Inc., of the 142 total claims controlled by the Company (Note 4 of the financial statements) of which 137 are owned by the Company and 5 of which are owned by (also Note 4) and leased to and managed by the Company.

(2)	On August 12, 2019, the Company and Great Basin Resources, Inc. (“Great Basin”) agreed to amend the Longstreet Agreement (Note 4) to eliminate the required property expenditure structure and to implement new consideration for the transfer of the Property pursuant to that agreement (the “2019 Amendment”). The Amendment eliminated the remainder of the required property expenditures set forth in the Longstreet Agreement, as amended.

(3)	On September 10, 2020, the Company accelerated the payment to Great Basin Resources, Inc. in consideration of a recorded quit claim deed on the Longstreet property claims. The Company owns 137 claims (exclusive of 5 Clifford claims) and has no required spend other than annual claims filing fees.

(4)	The Company shall pay Clifford a 2% net smelter royalty on net smelter returns which is inclusive of the overall 3% net smelter royalty for the properties.

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

SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the six months ended
	October 31, 2021		October 31, 2020
Revenues		$-		$-
Total operating expenses		270,314		266,889
Loss from operations		(270,314)		(266,889)
Other income (expense)		(458)		(1,880)
NET LOSS		$(270,772)		$(268,769)

Weighted average shares of common stock (basic and diluted)		97,290,810		84,415,053

Income (loss) per share (basic and diluted)	$	Nil	$	Nil

Balance Sheet Information:

	October 31, 2021	April 30, 2021
Working capital	$201,038	$266,939
Total assets	880,078	942,842
Accumulated deficit	12,072,565	11,801,793
Stockholders’ equity	727,605	910,506

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

The drilling permit granted from the Bureau of Land Management (“BLM”) in September 2019 remains valid until December 2022. This allows the Company to commence drilling mainly for the Hydrology Study but also enabling drilling of other holes on the Main knob for geochemical analysis. A bond has been obtained and there are no impediments to drilling other than capital constraints. The Company may apply for an extension of the permit.

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

RESULTS OF OPERATIONS

	For the three months ended October 31,
	2021	2020	$ Change	% Change
Pre-development expense	$13,596	$103,741	$(90,145)	(86.9%)
Legal and professional fees	8,519	20,853	(12,334)	(59.1%)
Management and administrative	83,023	21,802	61,221	280.8%
Depreciation	-	416	(416)	(100.0%)
Interest expense	262	262	-	0.0%
Interest expense, related party	-	630	(630)	(100.0%)
Interest (income)	(12)	(11)	(1)	9.1%
NET LOSS	$105,388	$147,693	$(42,305)	(28.6%)

	For the six months ended October 31,
	2021	2020	$ Change	% Change
Mineral exploration expense	$25,146	$25,146	$-	0.0%
Pre-development expense	26,911	135,908	(108,997)	(80.2%)
Legal and professional fees	48,680	61,588	(12,908)	(21.0%)
Management and administrative	169,577	43,415	126,162	290.6%
Depreciation	-	832	(832)	(100.0%)
Interest expense	524	524	-	0.0%
Interest expense, related party	-	1,367	(1,367)	(100.0%)
Interest (income)	(66)	(11)	(55)	500.0%
NET LOSS	$270,772	$268,769	$2,003	0.7%

The Company earned no operating revenue in 2021 or 2020 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended October 31, 2021 of $105,388 decreased by $42,305 from the 2020 total net loss of $147,693. Total net loss for the six months ended October 31, 2021 of $270,772 increased by $2,003 from the 2020 total net loss of $268,769.

Mineral exploration expense

	For the six months ended October 31,
	2021	2020	$ Change	% Change
Claims	25,146	25,146	-	0.0%
Total mineral exploration expense	$25,146	$25,146	$-	0.0%

Mineral exploration expense for the six months ended October 31, 2021 was $25,146, no change from 2020 mineral exploration expense of $25,146. There was no additional mineral exploration expense for the three months ended October 31, 2021 and 2020, respectively.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit to construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended October 31,
	2021	2020	$ Change	% Change
Technical consultants	$1,625	$93,435	$(91,810)	(98.3%)
Water rights costs	11,971	10,306	1,665	16.2%
Total pre-development expense	$13,596	$103,741	$(90,145)	(86.9%)

	For the six months ended October 31,
	2021	2020	$ Change	% Change
Engineering and permitting services	$-	$2,075	$(2,075)	(100.0%)
Field expense	1,995	-	1,995	N/A
Permits and fees	200	-	200	N/A
Technical consultants	1,625	116,385	(114,760)	(98.6%)
Water rights costs	23,091	17,448	5,643	32.3%
Total pre-development expense	$26,911	$135,908	$(108,997)	(80.2%)

Pre-development expense for the three months ended October 31, 2021 was $13,596, a decrease of $90,145 from 2020 pre-development expense of $103,741. Pre-development expense for the six months ended October 31, 2021 was $26,911, a decrease of $108,997 from a 2020 pre-development expense of $135,908.

Technical consultant expense decreased to $1,625 in 2021 due to no payments required in 2021 related to a consulting contract executed with Great Basin Resources, Inc. as consideration for amending the Longstreet Property Agreement.

Legal and professional fees

	For the three months ended October 31,
	2021	2020	$ Change	% Change
Audit and accounting	$3,000	$3,460	$(460)	(13.3%)
Legal fees	1,950	13,323	(11,373)	(85.4%)
Public company expense	3,491	4,070	(579)	(14.2%)
Investor relations	78	-	78	N/A
Total legal and professional fees	$8,519	$20,853	$(12,334)	(59.1%)

	For the six months ended October 31,
	2021	2020	$ Change	% Change
Audit and accounting	$21,592	$19,178	$2,414	12.6%
Legal fees	8,750	22,211	(13,461)	(60.6%)
Public company expense	18,203	18,519	(316)	(1.7%)
Investor relations	135	1,680	(1,545)	(92.0%)
Total legal and professional fees	$48,680	$61,588	$(12,908)	(21.0%)

Audit and accounting fees for the three months ended October 31, 2021 decreased by $460 compared to the three months ended October 31, 2020. Audit and accounting fees for the six months ended October 31, 2021 increased $2,414 compared to the three months ended October 31, 2020.

Legal fees decreased $11,373 from $13,323 for the three months ended October 31, 2020 to $1,950 for the three months October 31, 2021 primarily as a result of legal fees associated with corporate governance and capital raising activities. Legal fees decreased $13,461 from $22,211 for the six months ended October 31, 2020 to $8,750 for the six months ended October 31, 2021. There are no pending legal issues or contingencies as of October 31, 2021.

General and administrative expense

	For the three months ended October 31,
	2021	2020	$ Change	% Change
General administrative and insurance	$10,383	$11,891	$(1,508)	(12.7%)
Management fees and payroll	72,000	7,500	64,500	860.0%
Office and computer expense	545	2,317	(1,772)	(76.5%)
Telephone and utilities	95	94	1	1.1%
Total general and administrative	$83,023	$21,802	$61,221	280.8%

	For the six months ended October 31,
	2021	2020	$ Change	% Change
Auto and travel	$1,235	$1,593	$(358)	(22.5%)
General administrative and insurance	22,716	23,782	(1,066)	(4.5%)
Management fees and payroll	144,000	15,000	129,000	860.0%
Office and computer expense	1,295	2,832	(1,537)	(54.3%)
Telephone and utilities	331	208	123	59.1%
Total general and administrative	$169,577	$43,415	$126,162	290.6%

Total general and administrative expense increased $61,221 for the three months ended October 31, 2021 to $83,023 compared to $21,802 for the three months ended October 31, 2020. Management fees increased $64,500 for the three months ended October 31, 2021 as management fees were accrued for the period then ended.

Total general and administrative expense increased $126,162 for the six months ended October 31, 2021 to $169,577 compared to $43,415 for the six months ended October 31, 2020. Management fees increased $129,000 for the six months ended October 31, 2021 as management fees were accrued for the period then ended.

COVID-19 limited business-related travel which resulted in a slight decrease in auto and travel expense for the six months ended October 31, 2021.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	October 31, 2021	April 30, 2021
Current assets	$224,511	$299,275
Current liabilities	23,473	32,336
Working capital	$201,038	$266,939

	For the six months ended
CASH FLOWS	October 31, 2021	October 31, 2020
Cash flow used by operating activities	$(193,188)	$(333,119)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	-	827,318
Net change in cash during period	$(205,188)	$482,199

As of October 31, 2021, the Company had cash on hand of $60,756. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended October 31, 2021 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

For the year ended April 30, 2021, forty-four(44) warrant holders exercised a total of 19,495,969 warrants to purchase shares of the Company’s Common Stock at $0.045 per share for aggregate cash proceeds of $877,318, inclusive of five (5) officers and directors who exercised 2,072,222 at $0.045 per share for aggregate cash proceeds of $93,250.

For the three- and six- months ended October 31, 2021, the Company sold no Common Stock.

On October 31, 2021, the Company issued 2,000,000 warrants to purchase Common Stock in lieu of cash payment for services. The warrants have an exercise price of $0.0442 based on the closing price of the Company’s Common Stock on the date of grant and vest immediately. The expiration date of the warrants is October 31, 2026. The fair value of the warrants issued was $87,871 and is included in “Other Current Assets” and will be amortized over twelve months (Note 5).

On November 30, 2021, the Company entered into four Convertible Promissory Notes with certain officers and directors of the Company in consideration of deferred compensation totaling $150,000. The notes accrue interest at 5% per annum with monthly interest-only payments through April 30, 2025. The Company is scheduled to make 41 monthly interest payments beginning no later than December 31, 2021.

The Convertible Promissory Notes are convertible at any time after the original issue date into a number of shares of the Company’s Common Stock, determined by dividing the amount to be converted by a conversion price equal to the greater of $0.05 per share or the closing price of the Company’s Common Stock on November 30, 2021. The closing price of the Company’s stock on November 30, 2021 was $0.03 per share. The Convertible Promissory Notes are convertible to an aggregate of 3,000,000 shares.

During the three months ended October 31, 2021, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

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

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

10.3	Property Option Agreement dated January 15, 2010 between Minquest, Inc., and Star Gold Corp.(3)

10.4	Amendment to Longstreet Property Option Agreement dated December 10, 2014 between Minquest, Inc. and Star Gold Corp.(3)

10.5	Amendment to Longstreet Property Option Agreement dated January 5, 2016 between Minquest, Inc. and Star Gold Corp.(3)

10.6	Option and Lease of Water Rights Agreement dated January 19, 2017 between Stone Cabin Company, LLC and Star Gold Corp.(3)

10.7	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.(4)

10.8	2019 Amendment to Longstreet Property Option Agreement(5)

10.9	Gorrill Consulting Agreement(6)

10.10	Segelov Consulting Agreement(6)

10.11	Stopher Consulting Agreement(6)

10.12	Coombs Consulting Agreement(6)

10.13	Gorrill Convertible Note

10.14	Segelov Convertible Note

10.15	Stopher Convertible Note

10.16	Coombs Convertible Note

14.1	Code of Ethics.(2)

99.1	Shareholder Letter January 23, 2017(7)

99.2	Shareholder Letter March 20, 2018(8)

99.3	Longstreet Property Press Release August 14, 2019(5)

99.4	Shareholder Letter September 10, 2019(9)

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC, on February 02, 2012, as an exhibit to Form 8-K.
(3)	Filed with the SEC, on July 22, 2019, as an exhibit to Form 10-K.
(4)	Filed with the SEC, on August 25, 2017, as an exhibit to Form 8-K.
(5)	Filed with the SEC, on August 14, 2019, as an exhibit to Form 8-K.
(6)	Filed with the SEC, on May 6, 2021, as an exhibit to Form 8-K.
(7)	Filed with the SEC, on January 25, 2017, as an exhibit to Form 8-K.
(8)	Filed with the SEC, on March 21, 2018, as an exhibit to Form 8-K.
(9)	Filed with the SEC, on September 11, 2019, as an exhibit to Form 8-K.

(*)	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAR GOLD CORP.

Date:	December 13, 2021	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	December 13, 2021		/s/ KELLY J. STOPHER
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)