Form 10-Q
period 2022-01-31
Star Gold Corp.
filed 2022-03-08
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 4, 2022, there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
CONDENSED BALANCE SHEETS (UNAUDITED)

	January 31, 2022	April 30, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,402	$265,944
Other current assets (NOTE 5)	149,738	33,331
TOTAL CURRENT ASSETS	182,140	299,275
MINING INTEREST (NOTE 4)	566,167	554,167
RECLAMATION BOND	89,400	89,400

TOTAL ASSETS	$837,707	$942,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$29,153	$32,336
TOTAL CURRENT LIABILITIES	29,153	32,336
CONVERTIBLE NOTES PAYABLE – RELATED PARTIES (NOTE 6)	150,000	-

TOTAL LIABILITIES	179,153	32,336

COMMITMENTS AND CONTINGENCIES (NOTE 4)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares authorized; 97,290,810 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,702,879	12,615,008
Accumulated deficit	(12,141,616)	(11,801,793)

TOTAL STOCKHOLDERS’ EQUITY	658,554	910,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$837,707	$942,842

The accompanying notes are an integral part of these condensed unaudited financial statements.

STAR GOLD CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended				Nine months ended
	January 31, 2022		January 31, 2021		January 31, 2022		January 31, 2021
OPERATING EXPENSES
Mineral exploration expense		$-		$-		$25,146		$25,146
Pre-development expense		11,768		95,168		38,679		231,076
Legal and professional fees		14,916		48,179		63,596		109,767
Management and administrative		40,834		21,868		210,411		65,283
Depreciation		-		416		-		1,248
TOTAL OPERATING EXPENSES		67,518		165,631		337,832		432,520
LOSS FROM OPERATIONS		(67,518)		(165,631)		(337,832)		(432,520)
OTHER INCOME (EXPENSE)
Interest income		3		127		69		138
Interest expense		(262)		(262)		(786)		(786)
Interest expense, related parties		(1,274)		-		(1,274)		(1,367)
TOTAL OTHER INCOME (EXPENSE)		(1,533)		(135)		(1,991)		(2,015)
NET LOSS BEFORE INCOME TAX		(69,051)		(165,766)		(339,823)		(434,535)
Provision (benefit) for income tax		-		-		-		-
NET LOSS		$(69,051)		$(165,766)		$(339,823)		$(434,535)
Basic and diluted loss per share	$	Nil	$	Nil	$	Nil	$	Nil
Basic and diluted weighted average number shares outstanding		97,290,810		97,290,810		97,290,810		88,706,972

The accompanying notes are an integral part of these condensed unaudited financial statements.

STAR GOLD CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the periods ended January 31, 2022 and 2021

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, April 30, 2020	77,394,841	$77,395	$11,576,571	$(11,157,593)	$496,373
Common shares issued for exercise of warrants	816,000	816	35,904	-	36,720
Net loss	-	-	-	(121,076)	(121,076)
BALANCE, July 31, 2020	78,210,841	$78,211	$11,612,475	$(11,278,669)	$412,017
Common shares issued for exercise of warrants	18,679,969	18,680	821,918	-	840,598
Common shares issued for accounts payable	400,000	400	19,600	-	20,000
Net loss	-	-	-	(147,693)	(147,693)
BALANCE, October 31, 2020	97,290,810	$97,291	$12,453,993	$(11,426,362)	$1,124,922
Net loss	-	-	-	(165,766)	(165,766)
BALANCE, January 31, 2021	97,290,810	$97,291	$12,453,993	$(11,592,128)	$959,156

BALANCE, April 30, 2021	97,290,810	$97,291	$12,615,008	$(11,801,793)	$910,506
Net loss	-	-	-	(165,384)	(165,384)
BALANCE, July 31, 2021	97,290,810	$97,291	$12,615,008	$(11,967,177)	$745,122
Warrants issued for other current assets	-	-	87,871	-	87,871
Net loss	-	-	-	(105,388)	(105,388)
BALANCE, October 31, 2021	97,290,810	$97,291	$12,702,879	$(12,072,565)	$727,605
Net loss	-	-	-	(69,051)	(69,051)
BALANCE, January 31, 2022	97,290,810	$97,291	$12,702,879	$(12,141,616)	$658,554

The accompanying notes are an integral part of these condensed unaudited financial statements.

STAR GOLD CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	January 31, 2022	January 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(339,823)	$(434,535)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	-	1,248
Conversion of deferred compensation to officers and directors to convertible notes payable – related parties	150,000	-
Changes in operating assets and liabilities:
Other current assets	(28,536)	(14,295)
Accounts payable and accrued liabilities	(3,183)	41,463
Deferred compensation to officers and directors	-	(89,000)
Net cash used by operating activities	(221,542)	(495,119)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	-	30,000
Repayment of note payable, related party	-	(80,000)
Proceeds from exercise of warrants	-	877,318
Net cash provided by financing activities	-	827,318
Net decrease in cash and cash equivalents	(233,542)	320,199

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	265,944	26,617

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,402	$346,816

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Warrants issued for prepaid expense	$87,871	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2022

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

In the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair statement of the interim financial statements have been included. The balance sheet at April 30, 2021 was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. Operating results for the three- and nine-month periods ended January 31, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 30, 2022.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended April 30, 2021.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of January 31, 2022, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows, which raises substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying balance sheets of January 31, 2022, the Company has an accumulated deficit of $12,141,616. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

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

JANUARY 31, 2022

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

At January 31, 2022 and April 30, 2021, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

Reclassifications

Certain reclassifications have been made to the 2021 financial statements in order to conform to the 2021 presentation. These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The outstanding securities at January 31, 2022 and 2021 that could have a dilutive effect are as follows:

	January 31, 2022	January 31, 2021
Stock options	5,035,000	7,145,000
Warrants	2,000,000	6,789,667
TOTAL POSSIBLE DILUTIVE SHARES	7,035,000	13,934,667

For the three- and nine-months ended January 31, 2022 and 2021, respectively, the effect of the Company’s outstanding stock options and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4 – MINING INTEREST

The following is a summary of the Company’s equipment and mining interest at January 31, 2022 and April 30, 2021.

	January 31, 2022	April 30, 2021
Mining interest - Longstreet	$566,167	$554,167
TOTAL MINING INTEREST	$566,167	$554,167

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

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2022

On August 24, 2020, the Company executed an amendment to the Consulting Agreement which accelerated the payments to Great Basin to include a $22,500 lump sum payment and three subsequent monthly payments of $7,500 in consideration of the execution and recording of a quit claim deed on the Longstreet claims for benefit of the Company. For the year ended April 30, 2021, the Company paid Great Basin a total of $67,500 which is included in pre-development expense. As of January 31, 2022, no amount is due to Great Basin under the Consulting Agreement.

The August 24, 2020 Amendment also grants the Company the option, to be exercised no later than six (6) months following the first receipt of proceeds from the sale of ore from the Longstreet Property, to purchase one-half of Great Basin’s 3.0% Net Smelter Royalty on the Longstreet Project for a payment of $1,750,000.

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the nine-months ended January 31, 2022 and 2021, respectively, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property.

At January 31, 2022 and April 30, 2021, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

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

On August 21, 2020, the Company exercised its first option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months. On August 21, 2021, the Company exercised its second option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months. As of January 31, 2022, the unamortized portion of the High Test Hay Water Rights Agreement and subsequent exercise of its second option is $13,836.

On October 31, 2021, the Company issued 2,000,000 warrants to purchase stock. for services. The fair value of the warrants issued was $87,871 and is included in “Other Current Assets” and will be recognized over subsequent periods when services are received. For the three months and nine months ended January 31, 2022, no share based compensation has been recognized. (Note 7).

The following is a summary of the Company’s Other Current Assets at January 31, 2022 and April 30, 2021:

	January 31, 2022	April 30, 2021
Option on water rights lease agreements, net	$13,836	$21,570
Prepaid insurance	8,868	11,761
Prepaid promotion expense	125,084	-
Prepaid legal expense	1,950	-
Total	$149,738	$33,331

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2022

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective September 1, 2019, the Board authorized the Company to accrue for a period of nine months a monthly total of $18,000 to reward, compensate and incentivize for the Chairman of the Board, two other respective members of the Board, and the Company’s Chief Financial Officer. During the year ended April 30, 2021, the accrued balance of $89,000 was paid to the respective officers and directors. As of April 30, 2021, there were no further payments due under this board action.

On May 1, 2021, the Company entered into consulting agreements with four members of the Company’s management team (the “Consulting Agreements”). The Company entered into an Agreement each with the Chairman of the Board, the President, the Chief Financial Officer and the Vice President of Finance.

Each Agreement is for a two-year period, automatically renewable annually thereafter, and paid each executive $6,000 per month. Each executive was eligible to receive a bonus payable upon a change in control event equal to eighteen (18) months’ compensation. The Consulting Agreements superseded any previous agreements or resolutions.

Effective December 1, 2022, the Consulting Agreements were amended. Under the terms of the amended agreements, three executives are to be paid $1 annual compensation and one executive will be paid $2,500 per month. Each executive is eligible to receive a bonus payable of $108,000 upon a change of control.

For the three months ended January 31, 2022, the Company recognized $53,000 in management and administrative expense under the Consulting Agreements. For the nine months ended January 31, 2022, the Company recognized $173,000 in management and administrative expense under the Consulting Agreements.

On November 30, 2021, the Company entered into four Convertible Promissory Notes (the “Convertible Promissory Notes”) with certain officers and directors of the Company in consideration of deferred compensation totaling $150,000. The notes accrue interest at 5% per annum with monthly interest-only payments through April 30, 2025. The notes mature April 30, 2025.

The Convertible Promissory Notes are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price equal to $0.05 per share. The Convertible Promissory Notes are convertible to an aggregate of 3,000,000 shares. At January 31, 2022, the balance of the Convertible Promissory Notes is $150,000.

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

For the three months ended January 31, 2022 and 2021, the Company recognized interest expense, related parties of $1,274 and $Nil, respectively. For the nine months ended January 31, 2022 and 2021, the Company recognized interest expense, related parties of $1,274 and $1,367, respectively. At January 31, 2022, the balance of accrued interest is $1,274.

NOTE 7 – WARRANTS

On October 31, 2021, the Company granted 2,000,000 warrants to purchase common stock in lieu of cash payment for future services. The warrants have an exercise price of $0.0442. The expiration date of the warrants is October 31, 2026. The fair value of the warrants granted was $87,871 and is included in “Other Current Assets” and will be amortized for services to be provided over the subsequent twelve months (Note 5).

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2022

The Company estimated the fair value of the October 31, 2021 warrants issued using the Black-Scholes model with the following information and range of assumptions:

Warrants issued	2,000,000
Fair value of warrant issuance	$87,871
Exercise price	$0.0442
Expected volatility	244.99%
Expected term	5 years
Risk free rate	1.18%

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2020	29,039,849	$0.16
Exercised	(19,495,969)	(0.05)
Expired	(2,754,213)	(0.05)
Balance outstanding at April 30, 2021	6,789,667	$0.15
Issued	2,000,000	0.0442
Expired	(6,789,667)	(0.15)
Balance outstanding at January 31, 2022	2,000,000	$0.0442

The composition of the Company’s warrants outstanding at January 31, 2022 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 31, 2021	October 31, 2026	2,000,000	$0.0442	4.75
		2,000,000	$0.0442	4.75

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

Options outstanding for mining interest totaled 935,000 on January 31, 2022 and April 30, 2021, and are fully vested. As of January 31, 2022, the remaining weighted average term of the option grants for mining interest was 2.58 years. As of January 31, 2022, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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

JANUARY 31, 2022

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

No options were issued under the Stock Option Plan during the three- and nine months ended January 31, 2022 or 2021.

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of January 31, 2022 and April 30, 2021, respectively, there was no unrecognized compensation cost related to stock-based options and awards.

The following table summarizes additional information about the options under the Company’s 2011 Plan as of January 31, 2022:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term (years)
April 30, 2018	1,400,000	$0.065	1.24
April 30, 2021	2,700,000	0.06	4.25
Total plan options	4,100,000	$0.06	3.22

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Expiration Date	Options	Weighted Average Exercise Price
Mining interests	August 31, 2024	935,000	$0.04
Stock option plan	April 30, 2023 to April 30, 2026	4,100,000	0.06
Outstanding and exercisable at January 31, 2022		5,035,000	$0.06

The aggregate intrinsic value of all options vested and exercisable at January 31, 2022, was $Nil based on the Company’s closing price of $0.0338 per common share at January 31, 2022. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 9 – STOCKHOLDERS’ EQUITY

On August 1, 2020, the Company issued 400,000 shares of its common stock in lieu of cash to at $0.05 per share for accounts payable.

For the nine months ended January 31, 2021, the Company issued a total of 19,495,969 shares of its common stock upon exercise of warrants at $0.045 per share by 44 warrant holders for aggregate proceeds of $877,318 (Note 7).

For the three- and nine-months ended January 31, 2022, the Company did not issue any shares of its common stock.

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

SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the nine months ended
	January 31, 2022		January 31, 2021
Revenues		$-		$-
Total operating expenses		337,832		432,520
Loss from operations		(337,832)		(432,520)
Other income (expense)		(1,991)		(2,015)
NET LOSS		$(339,823)		$(434,535)

Weighted average shares of common stock (basic and diluted)		97,290,810		88,706,972

Income (loss) per share (basic and diluted)	$	Nil	$	Nil

Balance Sheet Information:

	January 31, 2022	April 30, 2021
Working capital	$152,987	$266,939
Total assets	837,707	942,842
Accumulated deficit	12,141,616	11,801,793
Stockholders’ equity	658,554	910,506

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

RESULTS OF OPERATIONS

	For the three months ended January 31,
	2022	2021	$ Change	% Change
Pre-development expense	$11,768	$95,168	$(83,400)	(87.6%)
Legal and professional fees	14,916	48,179	(33,263)	(69.0%)
Management and administrative	40,834	21,868	18,966	86.7%
Depreciation	-	416	(416)	(100.0%)
Interest expense	262	262	-	0.0%
Interest expense, related parties	1,274	-	1,274	N/A
Interest (income)	(3)	(127)	124	(97.6%)
NET LOSS	$69,051	$165,766	$(96,715)	(58.3%)

	For the nine months ended January 31,
	2022	2021	$ Change	% Change
Mineral exploration expense	$25,146	$25,146	$-	0.0%
Pre-development expense	38,679	231,076	(192,397)	(83.3%)
Legal and professional fees	63,596	109,767	(46,171)	(42.1%)
Management and administrative	210,411	65,283	145,128	222.3%
Depreciation	-	1,248	(1,248)	(100.0%)
Interest expense	786	786	-	0.0%
Interest expense, related party	1,274	1,367	(93)	(6.8%)
Interest (income)	(69)	(138)	69	50.0%
NET LOSS	$339,823	$434,535	$(94,712)	(21.8%)

The Company earned no operating revenue in 2022 or 2021 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended January 31, 2022 of $69,051 decreased by $96,715 from the 2021 total net loss of $165,766. Total net loss for the nine months ended January 31, 2022 of $339,823 decreased by $94,712 from the 2021 total net loss of $434,535.

Mineral exploration expense

	For the nine months ended January 31,
	2022	2021	$ Change	% Change
Claims	25,146	25,146	-	0.0%
Total mineral exploration expense	$25,146	$25,146	$-	0.0%

Mineral exploration expense for the nine months ended January 31, 2022 was $25,146, no change from 2021 mineral exploration expense of $25,146. There was no additional mineral exploration expense for the three months ended January 31, 2022 and 2021, respectively.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit to construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended January 31,
	2022	2021	$ Change	% Change
Engineering and permitting services	-	1,085	(1,085)	(100.0%)
Field expense	$2,124	$1,995	$129	6.5%
Project management	-	4,975	(4,975)	(100.0%)
Technical consultants	-	76,068	(81,043)	(100.0%)
Water rights costs	9,644	11,045	(1,401)	(12.7%)
Total pre-development expense	$11,768	$95,168	$(83,400)	(87.6%)

	For the nine months ended January 31,
	2022	2021	$ Change	% Change
Engineering and permitting services	$-	$2,075	$(2,075)	(100.0%)
Environmental impact and plan of operation	-	1,085	(1,085)	100.0%
Field expense	4,119	1,995	2,124	N/A
Permits and fees	200	-	200	N/A
Project management	1,625	4,975	(3,350)	(67.3%)
Technical consultants	-	192,453	(195,803)	(101.7%)
Water rights costs	32,735	28,493	4,242	14.9%
Total pre-development expense	$38,679	$231,076	$(192,397)	(83.3%)

Pre-development expense for the three months ended January 31, 2022 was $11,768, a decrease of $83,400 from 2021 pre-development expense of $95,168. Pre-development expense for the nine months ended January 31, 2022 was $38,679, a decrease of $192,397 from a 2021 pre-development expense of $231,076.

Technical consultant expense decreased to $Nil in 2022 due to no payments required in 2022 related to a consulting contract executed with Great Basin Resources, Inc. as consideration for amending the Longstreet Property Agreement.

Legal and professional fees

	For the three months ended January 31,
	2022	2021	$ Change	% Change
Audit and accounting	$5,625	$3,783	$1,842	48.7%
Legal fees	6,150	29,125	(22,975)	(78.9%)
Public company expense	3,063	3,921	(858)	(21.9%)
Investor relations	78	11,350	(11,272)	(99.3%)
Total legal and professional fees	$14,916	$48,179	$(33,263)	(69.0%)

	For the nine months ended January 31,
	2022	2021	$ Change	% Change
Audit and accounting	$27,217	$22,961	$4,256	18.5%
Legal fees	14,900	51,336	(36,436)	(71.0%)
Public company expense	21,266	22,440	(1,174)	(5.2%)
Investor relations	213	13,030	(12,817)	(98.4%)
Total legal and professional fees	$63,596	$109,767	$(46,171)	(42.1%)

Audit and accounting fees for the three months ended January 31, 2022 increased by $1,842 compared to the three months ended January 31, 2021. Audit and accounting fees for the nine months ended January 31, 2022 increased $4,256 compared to the three months ended January 31, 2021.

Legal fees decreased $22,975 from $29,125 for the three months ended January 31, 2021 to $6,150 for the three months January 31, 2022 primarily as a result of legal fees associated with corporate governance and capital raising activities. Legal fees decreased $36,436 from $51,336 for the nine months ended January 31, 2021 to $14,900 for the nine months ended January 31, 2022. There are no pending legal issues or contingencies as of January 31, 2022.

General and administrative expense

	For the three months ended January 31,
	2022	2021	$ Change	% Change
Auto and travel	$50	$760	$(710)	(93.4%)
General administrative and insurance	11,163	12,691	(1,528)	(12.0%)
Management fees and payroll	29,000	7,500	21,500	286.7%
Office and computer expense	527	823	(296)	(36.0%)
Telephone and utilities	94	94	-	0.0%
Total general and administrative	$40,834	$21,868	$18,966	86.7%

	For the nine months ended January 31,
	2022	2021	$ Change	% Change
Auto and travel	$1,285	$2,353	$(1,068)	(45.4%)
General administrative and insurance	33,879	36,473	(2,594)	(7.1%)
Management fees and payroll	173,000	22,500	150,500	668.9%
Office and computer expense	1,822	3,655	(1,833)	(50.2%)
Telephone and utilities	425	302	123	40.7%
Total general and administrative	$210,411	$65,283	$145,128	222.3%

Total general and administrative expense increased $18,966 for the three months ended January 31, 2022 to $ 40,834 compared to $21,868 for the three months ended January 31, 2021. Management fees increased $21,500 for the three months ended January 31, 2022 as management fees were accrued for the period then ended.

Effective December 1, 2022, management amended certain portions of four respective consulting agreements to include suspension of $21,500 in monthly accrual of fees.

Total general and administrative expense increased $145,128 for the nine months ended January 31, 2022 to $210,411 compared to $65,283 for the nine months ended January 31, 2021. Management fees increased $150,500 for the nine months ended January 31, 2022 as management fees were accrued for the period then ended.

COVID-19 limited business-related travel which resulted in a slight decrease in auto and travel expense for the nine months ended January 31, 2022.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	January 31, 2022	April 30, 2021
Current assets	$182,140	$299,275
Current liabilities	29,153	32,336
Working capital	$152,987	$266,939

	For the nine months ended
CASH FLOWS	January 31, 2022	January 31, 2021
Cash flow used by operating activities	$(221,542)	$(495,119)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	-	827,318
Net change in cash during period	$(233,542)	$320,199

As of January 31, 2022, the Company had cash on hand of $32,402. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended January 31, 2022 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

For the year ended April 30, 2021, forty-four (44) warrant holders exercised a total of 19,495,969 warrants to purchase shares of the Company’s common stock at $0.045 per share for aggregate cash proceeds of $877,318, inclusive of five (5) officers and directors who exercised 2,072,222 at $0.045 per share for aggregate cash proceeds of $93,250.

For the three- and nine- months ended January 31, 2022, the Company sold no common stock.

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

During the three months ended January 31, 2022, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

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

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

14.1	Code of Ethics. (2)

99.1	Property Option Agreement dated January 15, 2010 between Minquest, Inc., and Star Gold Corp.

99.1	Amendment to Longstreet Property Option Agreement dated December 10, 2014 between Minquest, Inc. and Star Gold Corp.

99.1	Amendment to Longstreet Property Option Agreement dated January 5, 2016 between Minquest, Inc. and Star Gold Corp.

99.1	Option and Lease of Water Rights Agreement dated January 19, 2017 between Stone Cabin Company, LLC and Star Gold Corp.

99.1	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.

10.5	2019 Amendment to Longstreet Property Option Agreement

99.2	Shareholder Letter January 23, 2017

99.2	Shareholder Letter March 20, 2018

99.2	Longstreet Property Press Release August 14, 2019

99.2	Shareholder Letter September 10, 2019

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC, on February 02, 2012, as an exhibit to Form 8-K.
(*)	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STAR GOLD CORP.

Date:	March 4, 2022	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	March 4, 2022	By:	/s/ KELLY J. STOPHER
Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)