Form 10-K
period 2022-04-30
Star Gold Corp.
filed 2022-07-29
CIK 1401835

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number 000-52711

STAR GOLD CORP.

(Exact name of small business issuer as specified in its charter)

nevada	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1875 N. Lakeview Drive, Suite 200 Coeur d’Alene, Idaho (Address of principal executive office)	83814 (Postal Code)

(208) 664-5066

(Issuer’s telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:	None
SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:	Common Stock, $0.001 par value

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

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2021 was $3,063,056.

As of July 29, 2022 there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

STAR GOLD CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2022

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending April 30, 2022. The following statements may be forward-looking in nature and actual results may differ materially.

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

The Company owns 137 claims and leases 5 Claims from Clifford. The Company shall pay a 3% Net Smelter Royalty (“NSR”) within thirty (30) days following the end of the calendar quarter under which the Company receives Net Smelter Returns. To date, the Company has not received Net Smelter Returns. Third parties to which NSR payments would be made are as follows:

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

During the fiscal year ended April 30, 2022, the Company had a net loss of $393,195 in connection with the maintenance and exploration of its mineral properties and the operation of the exploration business. The Company therefore expects to continue to incur significant losses into the foreseeable future. The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations. At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business. The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

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

Should the Company issue additional shares to finance its business activities, investors’ interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are outstanding 2,000,000 Common share purchase warrants exercisable into 2,000,000 shares of Common Stock, and 5,035,000 options granted that are exercisable into 5,035,000 shares of Common Stock. If these are exercised or converted, these would represent approximately 6.7% of the Company’s then issued and outstanding shares. If all the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders. The dilution may result in a decline in the market price of the Company’s shares.

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

On September 10, 2020, Great Basin Resources, Inc. recorded a quit claim deed transferring title to the Longstreet Property claims to Star Gold Corp.

On March 18, 2022, Great Basin Resources, Inc. recorded an amended quitclaim deed and assignment correcting the mineral claims previously transferred and memorializing the assignment of the Clifford leases.

Of the 50 claims staked by Star Gold, 38 are adjacent to the eastern boundary of the property and were staked with the objective of providing a site for potential leach pads planned for future development of the Main Zone (the “Leach Pad Claims”). The remaining 12 claims staked by Star Gold lie along a corridor leading from the main Longstreet property to the Leach Pad Claims.

A list of claims, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

Claim Name	BLM Listed Owner	NMC Number	Area (Acres)	Date Located	Renewal date
Morning Star	Roy Clifford et al	96719	20	7/1/1957	9/1/2022
Longstreet 11	Roy Clifford et al	164002	20	6/14/1980	9/1/2022
Longstreet 12	Roy Clifford et al	164003	20	6/14/1980	9/1/2022
Longstreet 14	Roy Clifford et al	164005	20	6/14/1980	9/1/2022
Longstreet 15	Roy Clifford et al	164006	20	6/14/1980	9/1/2022
Longstreet 1A	Great Basin Resources, Inc.	799562	20	1/22/1999	9/1/2022
Longstreet 2A	Great Basin Resources, Inc.	799563	20	1/22/1999	9/1/2022
Longstreet 3A	Great Basin Resources, Inc.	799564	20	1/22/1999	9/1/2022
Longstreet 6A	Great Basin Resources, Inc.	799565	20	1/22/1999	9/1/2022
Longstreet 7A	Great Basin Resources, Inc.	799566	20	1/22/1999	9/1/2022
Longstreet 8A	Great Basin Resources, Inc.	799567	20	1/22/1999	9/1/2022
Longstreet 9A	Great Basin Resources, Inc.	799568	20	1/22/1999	9/1/2022
Longstreet 16A	Great Basin Resources, Inc.	799569	20	1/22/1999	9/1/2022
Longstreet 13	Great Basin Resources, Inc.	799570	20	1/22/1999	9/1/2022
Longstreet 32	Great Basin Resources, Inc.	799571	20	1/22/1999	9/1/2022
Longstreet 34	Great Basin Resources, Inc.	799572	20	1/22/1999	9/1/2022
Longstreet 4A	Great Basin Resources, Inc.	836168	20	2/2/2002	9/1/2022
Longstreet 5A	Great Basin Resources, Inc.	836169	20	2/2/2002	9/1/2022
Longstreet 8	Great Basin Resources, Inc.	836170	20	2/2/2002	9/1/2022
Longstreet 10	Great Basin Resources, Inc.	836171	20	2/2/2002	9/1/2022
Longstreet 10A	Great Basin Resources, Inc.	836172	20	2/2/2002	9/1/2022
Longstreet 28	Great Basin Resources, Inc.	836173	20	2/2/2002	9/1/2022
Longstreet 30	Great Basin Resources, Inc.	836174	20	2/2/2002	9/1/2022
Longstreet 36	Great Basin Resources, Inc.	836175	20	2/2/2002	9/1/2022
Longstreet 37	Great Basin Resources, Inc.	836176	20	2/2/2002	9/1/2022
Longstreet 39	Great Basin Resources, Inc.	836177	20	2/2/2002	9/1/2022
Longstreet 41	Great Basin Resources, Inc.	836178	20	2/2/2002	9/1/2022
Longstreet 43	Great Basin Resources, Inc.	836179	20	2/2/2002	9/1/2022
Longstreet 45	Great Basin Resources, Inc.	836180	20	2/2/2002	9/1/2022
Longstreet 47	Great Basin Resources, Inc.	836181	20	2/2/2002	9/1/2022

Claim Name	BLM Listed Owner	NMC Number	Area (Acres)	Date Located	Renewal date
Longstreet 49	Great Basin Resources, Inc.	836182	20	2/2/2002	9/1/2022
Longstreet 101	Great Basin Resources, Inc.	836183	20	2/2/2002	9/1/2022
Longstreet 102	Great Basin Resources, Inc.	836184	20	2/2/2002	9/1/2022
Longstreet 103	Great Basin Resources, Inc.	836185	20	2/2/2002	9/1/2022
Longstreet 104	Great Basin Resources, Inc.	836186	20	2/2/2002	9/1/2022
Longstreet 105	Great Basin Resources, Inc.	836187	20	2/2/2002	9/1/2022
Longstreet 106	Great Basin Resources, Inc.	836188	20	2/2/2002	9/1/2022
Longstreet 107	Great Basin Resources, Inc.	836189	20	2/2/2002	9/1/2022
Longstreet 108	Great Basin Resources, Inc.	836190	20	2/2/2002	9/1/2022
Longstreet 12	Great Basin Resources, Inc.	843867	20	2/25/2003	9/1/2022
Longstreet 14	Great Basin Resources, Inc.	843868	20	2/25/2003	9/1/2022
Longstreet 16	Great Basin Resources, Inc.	843869	20	2/25/2003	9/1/2022
Longstreet 18	Great Basin Resources, Inc.	843870	20	2/25/2003	9/1/2022
Longstreet 20	Great Basin Resources, Inc.	843871	20	2/25/2003	9/1/2022
Longstreet 26	Great Basin Resources, Inc.	843872	20	2/25/2003	9/1/2022
Longstreet 42	Great Basin Resources, Inc.	843873	20	2/25/2003	9/1/2022
Longstreet 44	Great Basin Resources, Inc.	843874	20	2/25/2003	9/1/2022
Longstreet 46	Great Basin Resources, Inc.	843875	20	2/25/2003	9/1/2022
Longstreet 48	Great Basin Resources, Inc.	843876	20	2/25/2003	9/1/2022
Longstreet 50	Great Basin Resources, Inc.	843877	20	2/25/2003	9/1/2022
Longstreet 40	Great Basin Resources, Inc.	851568	20	2/25/2003	9/1/2022
Longstreet 118	Great Basin Resources, Inc.	851569	20	9/29/2003	9/1/2022
Longstreet 119	Great Basin Resources, Inc.	851570	20	9/29/2003	9/1/2022
Longstreet 120	Great Basin Resources, Inc.	851571	20	9/29/2003	9/1/2022
Longstreet 121	Great Basin Resources, Inc.	851572	20	9/29/2003	9/1/2022
Longstreet 122	Great Basin Resources, Inc.	851573	20	9/29/2003	9/1/2022
Longstreet 123	Great Basin Resources, Inc.	851574	20	9/29/2003	9/1/2022
Longstreet 124	Great Basin Resources, Inc.	851575	20	9/29/2003	9/1/2022
Longstreet 109	Great Basin Resources, Inc.	855021	20	2/25/2003	9/1/2022
Longstreet 110	Great Basin Resources, Inc.	855022	20	2/25/2003	9/1/2022
Longstreet 111	Great Basin Resources, Inc.	855023	20	2/25/2003	9/1/2022
Longstreet 112	Great Basin Resources, Inc.	855024	20	2/25/2003	9/1/2022
Longstreet 113	Great Basin Resources, Inc.	855025	20	2/25/2003	9/1/2022
Longstreet 114	Great Basin Resources, Inc.	855026	20	2/25/2003	9/1/2022
Longstreet 115	Great Basin Resources, Inc.	855027	20	2/25/2003	9/1/2022
Longstreet 56	Great Basin Resources, Inc.	1025831	20	7/9/2010	9/1/2022
Longstreet 57	Great Basin Resources, Inc.	1025832	20	7/9/2010	9/1/2022
Longstreet 58	Great Basin Resources, Inc.	1025833	20	7/9/2010	9/1/2022
Longstreet 59	Great Basin Resources, Inc.	1025834	20	7/9/2010	9/1/2022
Longstreet 60	Great Basin Resources, Inc.	1025835	20	7/9/2010	9/1/2022
Longstreet 61	Great Basin Resources, Inc.	1025836	20	7/9/2010	9/1/2022
Longstreet 62	Great Basin Resources, Inc.	1025837	20	7/9/2010	9/1/2022
Longstreet 63	Great Basin Resources, Inc.	1025838	20	7/9/2010	9/1/2022
Longstreet 64	Great Basin Resources, Inc.	1025839	20	7/9/2010	9/1/2022

Claim Name	BLM Listed Owner	NMC Number	Area (Acres)	Date Located	Renewal date
Longstreet 65	Great Basin Resources, Inc.	1025840	20	7/9/2010	9/1/2022
Longstreet 200	Great Basin Resources, Inc.	1073640	20	6/22/2012	9/1/2022
Longstreet 201	Great Basin Resources, Inc.	1073641	20	6/22/2012	9/1/2022
Longstreet 202	Great Basin Resources, Inc.	1073642	20	6/22/2012	9/1/2022
Longstreet 203	Great Basin Resources, Inc.	1073643	20	6/22/2012	9/1/2022
Longstreet 204	Great Basin Resources, Inc.	1073644	20	6/22/2012	9/1/2022
Longstreet 205	Great Basin Resources, Inc.	1073645	20	6/22/2012	9/1/2022
Longstreet 206	Great Basin Resources, Inc.	1073646	20	6/22/2012	9/1/2022
Longstreet 207	Great Basin Resources, Inc.	1073647	20	6/22/2012	9/1/2022
Longstreet 208	Great Basin Resources, Inc.	1073648	20	6/22/2012	9/1/2022
Longstreet 209	Great Basin Resources, Inc.	1073649	20	6/22/2012	9/1/2022
Longstreet 210	Great Basin Resources, Inc.	1073650	20	6/22/2012	9/1/2022
Longstreet 211	Great Basin Resources, Inc.	1073651	20	6/22/2012	9/1/2022
Longstreet 212	Great Basin Resources, Inc.	1073652	20	6/22/2012	9/1/2022
Longstreet 213	Great Basin Resources, Inc.	1073653	20	6/22/2012	9/1/2022
Longstreet 214	Great Basin Resources, Inc.	1073654	20	6/22/2012	9/1/2022
Longstreet 215	Great Basin Resources, Inc.	1073655	20	6/22/2012	9/1/2022
Longstreet 216	Great Basin Resources, Inc.	1073656	20	6/22/2012	9/1/2022
Longstreet 217	Great Basin Resources, Inc.	1073657	20	6/22/2012	9/1/2022
Longstreet 218	Great Basin Resources, Inc.	1073658	20	6/22/2012	9/1/2022
Longstreet 219	Great Basin Resources, Inc.	1073659	20	6/22/2012	9/1/2022
Longstreet 220	Great Basin Resources, Inc.	1073660	20	6/22/2012	9/1/2022
Longstreet 210	Great Basin Resources, Inc.	1073661	20	6/22/2012	9/1/2022
Longstreet 220	Great Basin Resources, Inc.	1073662	20	6/22/2012	9/1/2022
Longstreet 223	Great Basin Resources, Inc.	1073663	20	6/22/2012	9/1/2022
Longstreet 224	Great Basin Resources, Inc.	1073664	20	6/22/2012	9/1/2022
Longstreet 225	Great Basin Resources, Inc.	1073665	20	6/22/2012	9/1/2022
Longstreet 226	Great Basin Resources, Inc.	1073666	20	6/22/2012	9/1/2022
Longstreet 227	Great Basin Resources, Inc.	1073667	20	6/22/2012	9/1/2022
Longstreet 228	Great Basin Resources, Inc.	1073668	20	6/22/2012	9/1/2022
Longstreet 229	Great Basin Resources, Inc.	1073669	20	6/22/2012	9/1/2022
Longstreet 230	Great Basin Resources, Inc.	1073670	20	6/22/2012	9/1/2022
Longstreet 231	Great Basin Resources, Inc.	1073671	20	6/22/2012	9/1/2022
Longstreet 232	Great Basin Resources, Inc.	1073672	20	6/22/2012	9/1/2022
Longstreet 233	Great Basin Resources, Inc.	1073673	20	6/22/2012	9/1/2022
Longstreet 234	Great Basin Resources, Inc.	1073674	20	6/22/2012	9/1/2022
Longstreet 235	Great Basin Resources, Inc.	1073675	20	6/22/2012	9/1/2022
Longstreet 236	Great Basin Resources, Inc.	1073676	20	6/22/2012	9/1/2022
Longstreet 237	Great Basin Resources, Inc.	1073677	20	6/22/2012	9/1/2022
Longstreet 66	Great Basin Resources, Inc.	1080730	20	9/5/2012	9/1/2022
Longstreet 238	Great Basin Resources, Inc.	1080731	20	9/5/2012	9/1/2022
Longstreet 239	Great Basin Resources, Inc.	1080732	20	9/5/2012	9/1/2022
Longstreet 240	Great Basin Resources, Inc.	1080733	20	9/5/2012	9/1/2022
Longstreet 241	Great Basin Resources, Inc.	1080734	20	9/5/2012	9/1/2022

Claim Name	BLM Listed Owner	NMC Number	Area (Acres)	Date Located	Renewal date
Longstreet 242	Great Basin Resources, Inc.	1080735	20	9/5/2012	9/1/2022
Longstreet 243	Great Basin Resources, Inc.	1080736	20	9/5/2012	9/1/2022
Longstreet 244	Great Basin Resources, Inc.	1080737	20	9/5/2012	9/1/2022
Longstreet 245	Great Basin Resources, Inc.	1080738	20	9/5/2012	9/1/2022
Longstreet 246	Great Basin Resources, Inc.	1080739	20	9/5/2012	9/1/2022
Longstreet 247	Great Basin Resources, Inc.	1080740	20	9/5/2012	9/1/2022
Longstreet 248	Great Basin Resources, Inc.	1080741	20	9/5/2012	9/1/2022
Longstreet 301	Great Basin Resources, Inc.	1116062	20	10/21/2015	9/1/2022
Longstreet 302	Great Basin Resources, Inc.	1116063	20	10/21/2015	9/1/2022
Longstreet 303	Great Basin Resources, Inc.	1116064	20	10/21/2015	9/1/2022
Longstreet 304	Great Basin Resources, Inc.	1116065	20	10/22/2015	9/1/2022
Longstreet 305	Great Basin Resources, Inc.	1116066	20	10/23/2015	9/1/2022
Longstreet 306	Great Basin Resources, Inc.	1116067	20	10/23/2015	9/1/2022
Longstreet 307	Great Basin Resources, Inc.	1116068	20	10/24/2015	9/1/2022
Longstreet 308	Great Basin Resources, Inc.	1116069	20	10/25/2015	9/1/2022
Longstreet 309	Great Basin Resources, Inc.	1116070	20	10/26/2015	9/1/2022
Longstreet 310	Great Basin Resources, Inc.	1116071	20	10/26/2015	9/1/2022
Longstreet 311	Great Basin Resources, Inc.	1116072	20	10/26/2015	9/1/2022
Longstreet 312	Great Basin Resources, Inc.	1116073	20	10/27/2015	9/1/2022
Longstreet 313	Great Basin Resources, Inc.	1116074	20	10/20/2015	9/1/2022
Longstreet 314	Great Basin Resources, Inc.	1116075	20	10/20/2015	9/1/2022
Longstreet 315	Great Basin Resources, Inc.	1116076	20	10/20/2015	9/1/2022
Longstreet 316	Great Basin Resources, Inc.	1116077	20	10/20/2015	9/1/2022
Longstreet 317	Great Basin Resources, Inc.	1116078	20	10/20/2015	9/1/2022
			2,840

Star Gold must make annual claim filing fees ($165.00 per claim in 2020) with the Bureau of Land Management (BLM), and Nevada/Nye County claim filing fees of $12.00 per claim plus $12.00 for filing with the Nye County office at Tonopah, NV. The fiscal year ended April 30, 2022 annual claim payments totaled $25,146.

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
Georges Canyon
Saulsbury Basin
Fourmile Basin
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

2013 Drill Results Longstreet (≥ 5 feet @ ≥ 0.01 oz./ton gold equivalent) 08/26/13
	From	To	Interval	True	Gold	Silver	True	Gold	Silver	Au Equiv.
Hole No.	(feet)	(feet)	(feet)	Width	(oz./ton)	(oz./ton)	Width (m)	(g/t)	(g/t)	(oz./ton)
LS-1301	45	50	5.0	5.0	0.008	0.274	1.5	0.263	9.4	0.012
	150	160	10.0	10.0	0.016	0.058	3.0	0.535	2.0	0.017
	190	215	25.0	25.0	0.009	0.141	7.6	0.300	4.8	0.011
LS-1302	0	40	40.0	36.0	0.015	0.894	11.0	0.516	30.6	0.030
	70	165	95.0	85.5	0.009	0.482	26.1	0.307	16.5	0.017
	205	270	65.0	58.5	0.012	0.444	17.8	0.396	15.2	0.019
LS-1303	85	110	25.0	25.0	0.003	0.935	7.6	0.098	32.0	0.018
	145	150	5.0	5.0	0.009	0.105	1.5	0.292	3.6	0.010
	165	170	5.0	5.0	0.007	0.201	1.5	0.238	6.9	0.010
	185	230	45.0	45.0	0.006	0.374	13.7	0.191	12.8	0.012
	255	300	45.0	45.0	0.004	0.326	13.7	0.148	11.2	0.010
LS-1304	35	50	15.0	15.0	0.004	0.388	4.6	0.130	13.3	0.010
	60	85	25.0	25.0	0.008	0.384	7.6	0.258	13.1	0.014
	130	155	25.0	25.0	0.065	0.467	7.6	2.218	16.0	0.073
LS-1305	15	30	15.0	15.0	0.007	0.184	4.6	0.226	6.3	0.010
	45	145	100.0	100.0	0.009	0.306	30.5	0.305	10.5	0.014
	210	220	10.0	10.0	0.006	0.291	3.0	0.220	10.0	0.011
LS-1306	45	50	5.0	5.0	0.004	0.523	1.5	0.120	17.9	0.012
	205	295	90.0	90.0	0.003	0.521	27.4	0.095	17.9	0.011
LS-1307	120	145	25.0	25	0.007	0.783	7.6	0.236	26.8	0.020
LS-1308	85	90	5.0	5	0.009	0.146	1.5	0.314	5.0	0.012
	180	190	10.0	10.0	0.003	0.444	3.0	0.101	15.2	0.010
	280	340	60.0	60.0	0.003	0.833	18.3	0.104	28.5	0.017
LS-1309	0	10	10.0	10.0	0.015	0.304	3.0	0.509	10.4	0.020
	40	265	225.0	225.0	0.022	0.678	68.6	0.750	23.2	0.033
	330	340	10.0	10.0	0.005	0.492	3.0	0.169	16.9	0.013
LS-1310	0	20	20.0	20	0.010	0.349	6.1	0.342	12.0	0.016
LS-1311	0	30	30.0	30	0.004	0.471	9.1	0.140	16.1	0.012
	50	115	65.0	65	0.010	0.798	19.8	0.351	27.3	0.024
	350	360	10.0	10	0.002	0.581	3.0	0.070	19.9	0.012
LS-1312	45	60	15.0	15.0	0.010	0.091	4.6	0.343	3.1	0.012
	120	125	5.0	5.0	0.005	0.321	1.5	0.172	11.0	0.010
	150	255	105.0	105.0	0.012	1.056	32.0	0.423	36.2	0.030
	290	380	90.0	90.0	0.006	0.494	27.4	0.191	16.9	0.014
LS-1313	0	15	15.0	15.0	0.009	0.288	4.6	0.308	9.9	0.014
	50	105	55.0	55.0	0.019	0.735	16.8	0.641	25.2	0.031
	120	130	10.0	10.0	0.004	0.720	3.0	0.138	24.7	0.016
	160	200	40.0	40.0	0.038	0.810	12.2	1.300	27.7	0.051
	245	250	5.0	5.0	0.013	0.277	1.5	0.439	9.5	0.017
LS-1314	0	65	65.0	65.0	0.017	0.787	19.8	0.572	27.0	0.030
	245	340	95.0	95.0	0.004	1.424	29.0	0.134	48.8	0.028
	355	380	25.0	25.0	0.003	0.423	7.6	0.102	14.5	0.010
LS-1315	0	15	15.0	15.0	0.005	0.318	4.6	0.176	10.9	0.010
	50	55	5.0	5.0	0.012	0.520	1.5	0.406	17.8	0.021
	95	100	5.0	5.0	0.003	0.742	1.5	0.093	25.4	0.015
	145	150	5.0	5.0	0.002	1.323	1.5	0.056	45.3	0.024
	205	210	5.0	5.0	0.003	0.689	1.5	0.092	23.6	0.014
LS-1316	0	30	30.0	30	0.014	0.215	9.1	0.482	7.4	0.018
	175	185	10.0	10	0.010	0.254	3.0	0.334	8.7	0.014
	220	225	5.0	5	0.012	0.239	1.5	0.408	8.2	0.016
	240	280	40.0	40	0.019	0.596	12.2	0.651	20.4	0.029
LS-1317	50	55	5.0	5	0.004	0.493	1.5	0.153	16.9	0.013
	95	100	5.0	5	0.003	0.432	1.5	0.096	14.8	0.010
LS-1318	0	15	15.0	15	0.009	0.450	4.6	0.323	15.4	0.017
	25	75	50.0	50	0.005	0.281	15.2	0.186	9.6	0.010
LS-1319	0	20	20.0	20	0.015	0.190	6.1	0.503	6.5	0.018
	175	205	30.0	30	0.032	10.340	9.1	1.087	354.1	0.204
including	180	185	5.0	5	0.166	54.312	1.5	5.690	1860.0	1.071
LS-1320				Hole abandoned at 100 feet. No +0.01 Au Equiv. results

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the year ended April 30, 2022, the Company’s exploration properties were not subject to regulation by the MSHA under the Mine Act.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

General

Star Gold Corp. authorized capital stock consists of 1,000,000,000 shares of Common Stock, with a par value of $0.001 per share, and 10,000,000 shares of Preferred Stock, with a par value of $0.001 per share. As of July 30, 2022, there were 97,290,810 shares of Star Gold Corp. Common Stock issued and outstanding. The Company has not issued any shares of Preferred Stock.

Market Information

The Company’s shares are quoted via the OTC:QB under the symbol “SRGZ.”

At July 22, 2022, the price per share quoted on the OTCQB was $0.02.

Transfer Agent:

The independent stock transfer agent for Star Gold Corp. is Equiniti Trust Company located at 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120

Dividends

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

On November 30, 2021, the Company entered into four Convertible Promissory Notes with certain officers and directors of the Company in consideration of deferred compensation totaling $150,000. The notes accrue interest at 5% per annum with monthly interest-only payments through April 30, 2025. The Company is scheduled to make 41 monthly interest payments beginning no later than December 31, 2021. The Company has not made payments on the installments and accrued interest of $3,103 as of April 30, 2022.

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

For the year ended April 30, 2022, the Company sold no Common Stock.

All unregistered sales of equity securities during the period covered by this Annual Report were previously disclosed in the Company’s Current Reports on Form 8-K and its Quarterly Reports on Form 10-Q.

During the fiscal year ended April 30, 2022, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the year ended
	April 30, 2022		April 30, 2021
Revenues		$-	$-
Total operating expenses		389,033	642,119
Loss from operations		(389,033)	(642,119)
Other income (expense)		(4,162)	(2,081)
NET LOSS		$(393,195)	$(644,200)

Weighted average shares of common stock (basic and diluted)		97,290,810	90,080,018

Income (loss) per share (basic and diluted)	$	Nil	$(0.01)

Balance Sheet Information:

	April 30, 2022	April 30, 2021
Working capital	$149,615	$266,939
Total assets	845,714	942,842
Accumulated deficit	12,194,988	11,801,793
Stockholders’ equity	605,182	910,506

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For the fiscal year ending April 30, 2023, the Company plans to commence the following activities as it prepares to draft its Environmental Impact Statement (“EIS”) on the Longstreet Project:

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

RESULTS OF OPERATIONS

	For the years ended April 30,
	2022	2021	$ Change	% Change
Mineral exploration expense	$25,146	$25,146	$-	0.0%
Pre-development expense	57,274	246,088	(188,814)	(76.7%)
Legal and professional fees	77,067	125,416	(48,349)	(38.6%)
Management and administrative	229,546	244,151	(14,605)	(6.0%)
Depreciation	-	1,318	(1,318)	(100.0%)
Interest expense	1,006	946	60	6.3%
Interest expense, related party	3,226	1,367	1,859	136.0%
Interest (income)	(70)	(232)	162	(69.8)%
NET LOSS	$393,195	$644,200	$(251,005)	(39.0%)

The Company earned no operating revenue in 2022 or 2021 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the year ended April 30, 2022 of $393,195 decreased by $251,005 from the 2021 total net loss of $644,200.

Mineral exploration expense

	For the years ended April 30,
	2022	2021	$ Change	% Change
Claims	25,146	25,146	-	0.0%
Total mineral exploration expense	$25,146	$25,146	$-	0.0%

Mineral exploration expense for the year ended April 30, 2022 was $25,146 which remained the same as the 2021 mineral exploration expense of $25,146. Aside from annual claims payments, there was no additional mineral exploration expense for the year ended April 30, 2022 and 2021, respectively.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit to construct a mine at the Longstreet site.

Pre-development expense

	For the years ended April 30,
	2022	2021	$ Change	% Change
Environmental impact and plan of operation	$-	$5,232	(5,232)	(100.0%)
Field expense	4,119	3,870	249	-
Permits and fees	200	200	-	-
Project management	1,625	4,975	(3,350)	(67.3%)
Technical consultants	12,500	192,453	(179,953)	(95.2%)
Water rights costs	38,830	39,358	(528)	(1.3%)
Total pre-development expense	$57,274	$246,088	$(188,814)	(76.7%)

Pre-development expense for the year ended April 30, 2022 was $57,274, a decrease of $188,814 from 2021 pre-development expense of $246,088.

Technical consultant expense decreased to $12,500 in 2022 due to an expiring consulting contract executed with Great Basin Resources, Inc. as consideration for amending the Longstreet Property Agreement, as well as expenses related to preparation of a new technical resource report for the Longstreet Project and its related economics.

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

Legal and professional fees

	For the years ended April 30,
	2022	2021	$ Change	% Change
Audit and accounting	$30,717	$27,386	$3,331	12.2%
Legal fees	19,380	60,936	(41,556)	(68.2%)
Public company expense	26,679	24,030	2,649	11.0%
Investor relations	291	13,064	(12,773)	(97.8%)
Total legal and professional fees	$77,067	$125,416	$(48,349)	(38.6%)

Audit and accounting fees for the year ended April 30, 2022 increased by $3,331 compared to the year ended April 30, 2022.

Legal fees decreased $41,556, from $60,936 for the year ended April 30, 2021 to $19,380 for the year ended April 30, 2022. The decrease in legal fees for the year ended April 30, 2022 was due to a decreased need for legal services related to compliance, property transfer and corporate transaction matters. There are no pending legal issues or contingencies as of April 30, 2022.

Investor relations expense decreased $12,773 for the year ended April 30, 2022 which was attributable to costs associated with redesign and maintenance on the Company’s website during the year ended April 30, 2021.

Management and administrative expense

	For the years ended April 30,
	2022	2021	$ Change	% Change
Auto and travel	$3,399	$3,651	$(252)	(6.9%)
General administrative and insurance	42,696	43,768	(1,072)	(2.4%)
Management fees and payroll	180,500	30,000	150,500	501.7%
Office and computer expense	2,433	5,080	(2,647)	(52.1%)
Stock-based compensation	-	161,015	(161,015)	(100.0%)
Telephone and utilities	518	637	(119)	(18.7%)
Total management and administrative	$229,546	$244,151	$(14,605)	(6.0%)

Total general and administrative expense decreased $14,605 for the year ended April 30, 2022 to $229,546 compared to $244,151 for the year ended April 30, 2021.

Management fees increased $150,500 for the year ended April 30, 2022 as management fees were accrued for the period then ended. Effective December 1, 2022, management amended certain portions of four respective consulting agreements to include suspension of $21,500 in monthly accrual of fees.

COVID-19 limited business-related travel which resulted in a nominal decrease in auto and travel expense for the year ended April 30, 2022.

LIQUIDITY AND FINANCIAL CONDITION

	April 30, 2022	April 30, 2021
WORKING CAPITAL
Current assets	$190,147	$299,275
Current liabilities	40,532	32,336
Working capital	$149,615	$266,939

	For the year ended
	April 30, 2022	April 30, 2021
CASH FLOWS
Cash flow used by operating activities	$(253,129)	$(575,991)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	50,000	827,318
Net change in cash during period	$(215,129)	$239,327

As of April 30, 2022, the Company had cash on hand of $50,815. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of April 30, 2022, including:

34	Report of Independent Registered Public Accounting Firm (PCAOB ID:444);
35	Balance Sheets as of April 30, 2022 and 2021;
36	Statements of Operations for the years ended April 30, 2022 and 2021;
37	Statement of Changes in Stockholders’ Equity for the years ended April 30, 2022 and 2021;
38	Statements of Cash Flows for the years ended April 30, 2022 and 2021;
39	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Star Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Star Gold Corp. (“the Company”) as of April 30, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Assure CPA, LLC/

We have served as the Company’s auditor since 2011.

Spokane, Washington

July 29, 2022

STAR GOLD CORP.

BALANCE SHEETS

	April 30, 2022	April 30, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,815	$265,944
Other current assets (NOTE 5)	139,332	33,331
TOTAL CURRENT ASSETS	190,147	299,275
MINING INTEREST (NOTE 4)	566,167	554,167
RECLAMATION BOND	89,400	89,400

TOTAL ASSETS	$845,714	$942,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$40,532	$32,336
TOTAL CURRENT LIABLITIES	40,532	32,336
LONG TERM LIABILITIES:
Promissory note, related party (NOTE 7)	50,000	-
Convertible promissory notes, related parties (NOTE 7)	150,000	-

TOTAL LIABILITIES	240,532	32,336

COMMITMENTS AND CONTINGENCIES (NOTE 4 and 7)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 1,000,000,000 shares authorized; 97,290,810 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,702,879	12,615,008
Accumulated deficit	(12,194,988)	(11,801,793)
TOTAL STOCKHOLDERS’ EQUITY	605,182	910,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$845,714	$942,842

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS

	For the years ended
	April 30, 2022		April 30, 2021
OPERATING EXPENSE
Mineral exploration expense		$25,146	$25,146
Pre-development expense		57,274	246,088
Legal and professional fees		77,067	125,416
Management and administrative		229,546	244,151
Depreciation		-	1,318
TOTAL OPERATING EXPENSES		389,033	642,119
LOSS FROM OPERATIONS		(389,033)	(642,119)
OTHER INCOME (EXPENSE)
Interest income		70	232
Interest expense		(1,006)	(946)
Interest expense, related party		(3,226)	(1,367)
TOTAL OTHER INCOME (EXPENSE)		(4,162)	(2,081)
NET LOSS BEFORE INCOME TAXES		(393,195)	(644,200)
Provision (benefit) for income tax		-	-
NET LOSS		$(393,195)	$(644,200)
Basic and diluted loss per share	$		$(0.01)
Basic and diluted weighted average number shares outstanding		97,290,810	90,800,018

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended April 30, 2022 and 2021

	Common stock				Total
	Shares	Par Value	Additional	Accumulated	Stockholders’
	Issued	$0.001 per share	Paid-in Capital	Deficit	Equity

BALANCE, April 30, 2020	77,394,841	$77,395	$11,576,571	$(11,157,593)	$496,373
Share-based compensation	-	-	161,015	-	161,015
Common shares issued for exercise of warrants	19,495,969	19,496	857,822	-	877,318
Common shares issued for other liabilities	400,000	400	19,600	-	20,000
Net loss	-	-	-	(644,200)	(644,200)
BALANCE, April 30, 2021	97,290,810	97,291	12,615,008	(11,801,793)	910,506
Warrants issued for other current assets	-	-	87,871	-	87,871
Net loss	-	-	-	(393,195)	(393,195)
BALANCE, April 30, 2022	97,290,810	$97,291	$12,702,879	$(12,194,988)	$605,182

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS

	For the years ended
	April 30, 2022	April 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(393,195)	$(644,200)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	-	1,318
Share-based compensation	-	161,015
Compensation settled with convertible promissory notes – related parties (Note 7)	150,000	-
Changes in operating assets and liabilities:
Other current assets	(18,130)	(13,000)
Accounts payable and accrued liabilities	8,196	7,876
Deferred compensation to officers and directors	-	(89,000)
Net cash used by operating activities	(253,129)	(575,991)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note, related party	50,000	30,000
Repayment of promissory notes, related party	-	(80,000)
Proceeds from exercise of warrants	-	877,318
Net cash provided by financing activities	50,000	827,318
Net increase (decrease) in cash and cash equivalents	(215,129)	239,327

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	265,944	26,617

CASH AND CASH EQUIVALENTS AT END OF YEAR	$50,815	$265,944

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$1,006	$2,732

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for other liabilities	$-	$20,000
Warrants issued for other current assets	87,871	-

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2022

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of April 30, 2022, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying balance sheets of April 30, 2022, the Company has an accumulated deficit of $12,194,988. On April 30, 2022, the Company’s working capital was $149,615. The lack of sufficient working capital to meet current obligations and continuing losses raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

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
APRIL 30, 2022

Reclamation bond

The Reclamation bond constitutes cash held as collateral for the faithful performance of the bond securing exploration permits and are accounted for on a cost basis.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, reclamation bond, promissory note-related party and convertible promissory notes – related parties.

Cash and cash equivalents, reclamation bonds and promissory note – related party are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at April 30, 2022.

The fair value of convertible promissory notes at April 30, 2022 was $54,000 based on the closing price of the Company’s common stock.

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

At April 30, 2022 and 2021, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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
APRIL 30, 2022

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

Reclassifications

Certain reclassifications have been made to the 2021 financial statements in order to conform to the 2022 presentation. These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

COVID-19

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and elsewhere. These disruptions are most evident in the Company’s ability to obtain additional financing and complete pre-development activities related to permitting. It is managements belief that disruptions relating to COVID-19 will be mitigated in the future as vaccination and natural immunity to the virus increase.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2022

New Accounting Pronouncements

Accounting Standards Updates Adopted

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The update was adopted as of May 1, 2021, and its adoption did not have a material impact on the Company’s financial statements.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The update was adopted as of May 1, 2021, and its adoption did not have a material impact on the Company’s financial statements.

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

The outstanding securities at April 30, 2022 and 2021 that could have a dilutive effect are as follows:

	April 30, 2022	April 30, 2021
Stock options	5,035,000	9,845,000
Convertible promissory notes, related parties	3,000,000	-
Warrants	2,000,000	6,789,667

TOTAL POSSIBLE DILUTIVE SHARES	10,035,000	16,634,667

For the years ended April 30, 2022 and 2021, respectively, the effect of the Company’s outstanding stock options ,warrants and convertible promissory notes, related parties would have been anti-dilutive and are excluded in the calculation of diluted EPS.

NOTE 4–MINING INTEREST

The following is a summary of the Company’s mining interest at April 30, 2022 and April 30, 2021.

	April 30, 2022	April 30, 2021
Mining interest - Longstreet	$566,167	$554,167

TOTAL MINING INTEREST	$566,167	$554,167

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2022

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

On August 24, 2020, the Company executed an amendment to the Consulting Agreement which accelerated the payments to Great Basin to include a $22,500 lump sum payment and three subsequent monthly payments of $7,500 in consideration of the execution and recording of a quit claim deed on the Longstreet claims for benefit of the Company. For the year ended April 30, 2021, the Company paid Great Basin a total of $67,500 which is included in pre-development expense. As of April 30, 2022, no amount is due to Great Basin under the Consulting Agreement.

The August 24, 2020 Amendment also grants the Company the option, to be exercised no later than six (6) months following the first receipt of proceeds from the sale of ore from the Longstreet Property, to purchase one-half of Great Basin’s 3.0% Net Smelter Royalty on the Longstreet Project for a payment of $1,750,000.

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the years ended April 30, 2022 and 2021, respectively, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property.

At April 30, 2022 and 2021, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

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

As of April 30, 2021, the unamortized portion of the Stone Cabin Water Rights Agreement and subsequent exercise of its second option was $13,370. The Company declined to renew the option as of December 31, 2021.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2022

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

On August 21, 2020, the Company exercised its first option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months. On August 21, 2021, the Company exercised its second option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months. As of April 30, 2022, the unamortized portion of the High Test Hay Water Rights Agreement and subsequent exercise of its second option is $7,740.

On October 31, 2021, the Company issued 2,000,000 warrants to purchase stock in accordance with an agreement whereby the Company will receive promotional services to be performed in the future. The fair value of the warrants issued was $87,871 was recorded as other current assets and is being amortized over subsequent periods when services are received. For the year ended April 30, 2022, no share-based compensation has been recognized. (Note 9).

The following is a summary of the Company’s Other Current Assets at April 30, 2022 and 2021:

	April 30, 2022	April 30, 2021
Option on water rights lease agreements, net	$7,740	$21,570
Prepaid insurance	4,558	11,761
Prepaid promotion expense	125,084	-
Prepaid legal expense	1,950	-
Total	$139,332	$33,331

NOTE 6 - INCOME TAXES

There was no income tax provision (benefit) for the years ended April 30, 2022 and 2021. The components of the Company’s net deferred tax assets are as follows:

	April 30, 2022	April 30, 2021
Deferred tax asset
Net operating loss carryforward	$1,863,100	$1,727,100
Stock-based compensation	73,700	242,800
Equipment and mining interests	236,200	251,500
Other	2,900	2,900
Total deferred tax assets	2,175,900	2,224,300
Valuation allowance	(2,175,900)	(2,224,300)
NET DEFERRED TAX ASSETS	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at April 30, 2022 and 2021.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2022

A reconciliation between the statutory federal income tax rate and the Company’s tax provision (benefit) is as follows:

	April 30, 2022		April 30, 2021
Amount computed using the statutory rate	$(82,600)	(21%)	$(135,300)	(21%)
Effect of state taxes	(20,200)	(5%)	(35,200)	(5%)
Other permanent differences	-	-	300	-
Expiration of stock options in prior years	166,100	42%	-	-
Effect of state tax rate change	27,900	7%	-	-
Impact of change in estimates	(42,800)	(11%)	-	-
Change in valuation allowance	(48,400)	(12%)	170,200	(26%)
TOTAL INCOME TAX PROVISION (BENEFIT)	$-	-%	$-	-%

At April 30, 2022, the Company had federal net operating loss carry forwards of approximately $7,129,000 and $4,845,000 of which expires between 2027 and 2038.  The remaining balance of approximately $2,284,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and penalties within operating expenses. The Company’s federal income tax returns for fiscal years 2020 through 2022 remain open and subject to examination. Tax attributes from prior years can be adjusted during an IRS audit.

NOTE 7– RELATED PARTY TRANSACTIONS

Effective September 1, 2019, the Board authorized the Company to accrue for a period of nine months a monthly total of $18,000 to reward, compensate and incentivize for the Chairman of the Board, two other respective members of the Board, and the Company’s Chief Financial Officer. During the year ended April 30, 2021, the accrued balance of $89,000 was paid to the respective officers and directors. As of April 30, 2022, there were no further payments due under this board action.

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

Effective December 1, 2021, the consulting agreements were amended. Under the terms of the amended agreements, three executives are to be paid $1 annual compensation and one executive will be paid $2,500 per month. Each executive is eligible to receive a bonus payable of $108,000 upon a change of control.

For the year ended April 30, 2022, the Company recognized $180,500 in management and administrative expense under the consulting agreements.

On November 30, 2021, the Company entered into four Convertible Promissory Notes (the “Convertible Promissory Notes”) with certain officers and directors of the Company in consideration of deferred compensation totaling $150,000. The notes accrue interest at 5% per annum with monthly interest-only payments through April 30, 2025. The notes mature April 30, 2025.

The Convertible Promissory Notes are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price equal to $0.05 per share. The Convertible Promissory Notes are convertible to an aggregate of 3,000,000 shares. At April 30, 2022, the balance of the Convertible Promissory Notes is $150,000.

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

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2022

On April 12, 2022, the Company entered in a promissory note with the Company’s Chairman of the Board of Directors in the amount of $50,000. The note has a maturity date of April 12, 2024 and accrued interest at 5% per annum. As of April 30, 2022, the balance of the promissory note is $50,000.

For the years ended April 30, 2022 and 2021, the Company recognized interest expense, related parties of $3,226 and $1,367, respectively. At April 30, 2022, the balance of accrued interest due to related parties is $3,226 which is included in “Accounts payable and other accrued liabilities”.

For the year ended April 30, 2021, officers and directors of the Company exercised warrants to purchase 2,072,222 shares of the Company’s common stock at $0.045 per share for proceeds of $93,250 (Note 9).

NOTE 8 – STOCKHOLDERS’ EQUITY

On August 1, 2020, the Company issued 400,000 shares of its common stock in lieu of cash to at $0.05 per share for accounts payable which approximated fair value of $20,000.

For the year ended April 30, 2021, the Company issued a total of 19,495,969 shares of its common stock upon exercise of warrants at $0.045 per share by 44 warrant holders for aggregate proceeds of $877,318 (Note 9).

For the year ended April 30, 2022, the Company did not issue any shares of its common stock.

NOTE 9 – WARRANTS

On June 8, 2020, the Company notified all of its warrant holders that the Company was re-pricing, for a limited time, all issued and outstanding Common Stock Warrants, of the Company, to an Exercise Price of $0.045 per share.

During the period beginning on June 8, 2020 and ending on August 31, 2020, each outstanding warrant to purchase the Company’s Common Stock could be exercised, in whole or in part, at the per share price of $0.045 per share regardless of the exercise price set forth in the warrant being exercised.

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
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2022

The Company estimated the fair value of the October 31, 2021 warrants issued using the Black-Scholes model with the following information and range of assumptions:

Warrants issued	2,000,000
Fair value of warrant issuance	$87,871
Exercise price	$0.0442
Expected volatility	244.99%
Expected term	5 years
Risk free rate	1.18%

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2020	29,039,849	$0.16
Exercised	(19,495,969)	(0.05)
Expired	(2,754,213)	(0.05)
Balance outstanding at April 30, 2021	6,789,667	$0.15
Issued	2,000,000	0.0442
Expired	(6,789,667)	(0.15)
Balance outstanding at April 30, 2022	2,000,000	$0.0442

The composition of the Company’s warrants outstanding at April 30, 2022 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 31, 2021	October 31, 2026	2,000,000	$0.0442	4.51
		2,000,000	$0.0442	4.51

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

Options outstanding for mining interest totaled 935,000 on April 30, 2022 and April 30, 2021, and are fully vested. As of April 30, 2022, the remaining weighted average term of the option grants for mining interest was 2.34 years. As of April 30, 2022, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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

The 2011 Plan has a fixed maximum percentage of 10% of the Company’s outstanding shares that are eligible for the plan pool, whereby the number of Shares under the plan increases automatically as the total number of shares outstanding increase. The number of shares subject to the 2011 Plan and any outstanding awards will be adjusted appropriately by the Board of Directors if the Company’s Common Stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all of the Company’s assets.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2022

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

No options were issued under the Stock Option Plan during the year ended April 30, 2022.

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of April 30, 2022 and April 30, 2021, respectively, there was no unrecognized compensation cost related to stock-based options and awards.

The following table summarizes additional information about the options under the Company’s 2011 Plan as of April 30, 2022:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term (years)
April 30, 2018	1,400,000	$0.065	1.00
April 30, 2021	2,700,000	0.06	4.00
Total plan options	4,100,000	$0.06	2.98

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Weighted Average Remaining Term (years)	Options	Weighted Average Exercise Price
Mining interests	4.51	935,000	$0.04
Stock option plan	2.98	4,100,000	0.06
Outstanding and exercisable at April 30, 2022		5,035,000	$0.06

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2022

The aggregate intrinsic value of all options vested and exercisable at April 30, 2022, was $Nil based on the Company’s closing price of $0.018 per common share at April 30, 2022. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 11 – SUBSEQUENT EVENT

On June 28, 2022, the Company entered in a promissory note with the Company’s Chairman of the Board of Directors in the amount of $30,000. The note has a maturity date of June 28, 2024 and accrues interest at 5% per annum.

On July 5, 2022, the Company entered into a promissory note with a Company in which the Company’s Chairman of the Board of Directors is a shareholder in the amount of $80,000.  The note has a maturity date of July 31, 2024 and accrues interest at 6% per annum.

On July 6, 2022, with the proceeds of the July 5, 2022 promissory note, the Company paid in full two promissory notes totaling $80,000 to the Company’s Chairman of the Board of Directors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended April 30, 2022 and 2021 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the years ended April 30, 2022 and 2021, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2022, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of April 30, 2022, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	60	Chairman of the Board
David Segelov	55	President and Director
Kelly Stopher	59	Chief Financial Officer and Corporate Secretary/Treasurer
Paul Coombs	50	Director
Thomas Power	59	Director
Ronald D. Nilson	68	Director

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

David Segelov – President and Director

Mr. David Segelov is a Chartered Financial Analyst (CFA) and has a Masters of Business Administration from Columbia University in New York and also holds a law degree from Sydney University. He is the sole partner of Reverse Swing Capital (“Reverse Swing”) which is a financial consulting firm.  Reverse Swing provides financial analysis of investments and ideas for hedge funds in New York with a primary focus on resource companies (with an expertise in gold investments) in the USA, Australia and Canada. Prior to Reverse Swing Capital, he was analyst at various hedge funds including Para Partners in New York for five years. He holds no executive or management positions with any other public company.  From August 2015 till December 2017, Mr. Segelov held the position of CFO of Driver Digital Holdings, Inc., a privately held children’s media company based in New York City. Mr. Segelov has been a Director of Star Gold Corp. since December 2011 and has in the past served as the Company’s Chief Executive Officer.

Kelly J. Stopher – Chief Financial Officer and Corporate Secretary/Treasurer

Mr. Stopher has 30 years of experience in accounting and finance. Mr. Stopher is the Managing Partner of Palouse Advisory Partners, LLC, providing Chief Financial Officer (“CFO”) services to clients. Mr. Stopher has developed strategies to implement financial management systems, internal control policies and procedures, financial reporting and modeling for numerous small-cap companies. Mr. Stopher was appointed Chief Financial Officer of Star Gold Corp. on October 20, 2010. Mr. Stopher is currently also CFO for Epilog Imaging Systems, Inc. and United States Antimony Corporation. Mr. Stopher was previously the CFO of Zenlabs Holdings, Inc. Mr. Stopher holds a Bachelor’s degree from Washington State University in Business Administration – Accounting. He started his career in public accounting with Langlow Tolles & Company, PS, a regional CPA firm based in Tacoma, WA and has worked in various accounting and finance positions of leadership including startups, reorganizations and mature companies. Mr. Stopher is also a Certified Financial Modeling Valuation Analyst.

Paul Coombs - Director

Mr. Coombs has over twenty years of experience in the exploration and development of gold mining properties in North America, Europe and Africa. Mr. Coombs structured and supervised the financial operations for Falconbridge Ltd, Noranda Inc. and Xstrata PLC’s North American gold production. At the height of his responsibility, Mr. Coombs managed responsibilities of hedging, selling and refining of more than 1 million ounces of gold annually. More recently, he was CFO of the Canadian company Canada Fluorspar Inc., which was previously listed on the TSX Venture Exchange. Mr. Coombs has served as a Director of Star Gold Corp. since September 2014.

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

Mr. Power has over 30 years of experience in the precious metals and minting fields. He began his career in this field with Johnson Matthey Ltd., the Canadian division of Johnson Matthey PLC based in the United Kingdom. During his tenure with Johnson Matthey, Mr. Power held several key management positions in both Operations and Sales. Mr. Power has served as a Director of Star Gold since March 2015.

TERM OF OFFICE

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of its stockholders or until a replacement is duly elected or until removed from office in accordance with the Company’s Bylaws. The Company’s officers are appointed by the Board of Directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

The Company has no employees.

AUDIT COMMITTEE

Star Gold Corp. is not a listed issuer and as such the Company’s Board of Directors is not required to maintain a separately designated standing audit committee. However, the Company has voluntarily chosen to establish an auditcommittee that consists of directors Lindsay E. Gorrill and Paul Coombs. Although neither member of the audit committee is independent both have the requisite educational and professional background to be considered as financial experts.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based on the Company’s review it believes that all required reports of Reporting Persons were filed for the year ended April 30, 2022.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company’s named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2022:

						Non-Qualified
					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation	All other
	Salary	Bonus (a)	Awards	Awards	Compensation	Earnings	compensation		Total
	($)	($)	($)	($)	($)	($)	($)		($)
Lindsay Gorrill, Chairman
2022	$-	$-	$-	$-	$-	$-	$-		$-
2021	-	-	-	29,818	-	-	-		29,818
2020	-	-	-	-	-	-	-		-
David Segelov, President and director
2022	$-	$-	$-	$-	$-	$-	$-		$-
2021	-	-	-	29,818	-	-	-		29,818
2020	-	-	-	-	-	-	-		-
Kelly Stopher, Chief Financial Officer
2022	$-	$-	$-	$-	$-	$-	$30,000	(a)	$-
2021	$-	$-	$-	$29,818	$-	$-	30,000	(a)	$59,818
2020	-	-	-	-	-	-	30,000	(a)	30,000
Ronald Nilson, Director
2022	$-	$-	$-	$-	$-	$-	$-		$-
2021	-	-	-	11,927	-	-	-		-
2020	-	-	-	-	-	-	-		-
Paul Coombs, Director
2022	$-	$-	$-	$-	$-	$-	$-		$-
2021	-	-	-	29,818	-	-	-		29,818
2020	-	-	-	-	-	-	-		-
Thomas Power, Director
2022	$-	$-	$-	$-	$-	$-	$-		$-
2021	-	-	-	29,818	-	-	-		29,818
2020	-	-	-	-	-	-	-		-

(a)	Mr. Stopher provides all services typical of an accounting department for a small company. Mr. Stopher’s firm, Palouse Advisory Partners, LLC, is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2022 the Company did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of July 20, 2022 by: (i) each person (including any group) known to it to own more than five percent (5%) of any class of its voting securities, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Lindsay Gorrill Coeur d’Alene, ID (Chairman)	21,006,222	(1) (2)	21.2	% (2)
Common stock	David Segelov Bergenfield, NJ (President and Director)	2,561,149		2.6	% (3)
Common stock	Kelly Stopher Spokane, WA (Chief Financial Officer)	1,885,081		1.9	% (4)
Common stock	Ronald D. Nilson Post Falls, ID (Director)	1,972,222		2.0	% (5)
Common stock	Paul Coombs St. John’s, Newfoundland, Canada (Director)	3,841,216		3.9	% (6)
Common stock	Thomas Power Hayden, ID (Director)	6,775,000		7.0	% (7)
Common stock	All Directors and Officers as a Group	38,040,890		36.5	% (8)

(1)	Includes 19,316,222 common shares held directly by Chairman of the Board of Directors (Direct ownership) of which 3,441,779 common shares are held by the spouse of the Chairman of the Board of Directors

(2)	Gorrill: Shares Beneficially owned divided by (Current common shares outstanding + Convertible notes owned + Options owned) = 21,006,222 divided by (97,290,810 +840,000 + 850,000) = 21.2%

(3)	Segelov: Shares Beneficially owned divided by (Current common shares outstanding + Convertible notes owned + Options owned) = 2,561,149 divided by (97,290,810 +840,000 + 850,000) = 2.6%

(4)	Stopher: Shares Beneficially owned divided by (Current common shares outstanding + Convertible notes owned + Options owned) = 1,885,081 divided by (97,290,810+400,000+700,000) = 1.9%

(5)	Nilson: Shares Beneficially owned divided by (Current common shares outstanding + Warrants owned + Options owned) = 1,972,222 divided by (97,290,810+ 350,000) = 2.0%

(6)	Coombs: Shares Beneficially owned divided by (Current common shares outstanding + Convertible notes owned + Options owned) = 3,841,216 divided by (97,290,810+840,000 +650,000 ) = 3.9%

(7)	Power: Shares Beneficially owned divided by (Current common shares outstanding + Options owned) = 6,775,000 divided by (97,290,810+ 650,000) = 7.0%

(8)	All officers and directors: Shares Beneficially owned divided by (Current common shares outstanding + Convertible notes owned + Options owned) = 38,040,890 divided by (97,290,810 + 3,000,000 + 4,050,000) = 36.5%

5% STOCKHOLDERS		Amount and Nature of Beneficial Ownership	Percentage of Common Stock
Common stock	Lindsay Gorrill, Coeur d’Alene, ID	21,006,222	21.2%

Common stock	Thomas Power, Hayden, ID	6,775,000	7.0%

Notes: Based on 97,290,810 shares of the Company’s Common Stock issued and outstanding as of July 20, 2022, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2022.

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

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2022 and 2021, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the years ended April 30,
	2022	2021
Audit fees	$28,592	$24,960
Tax fees	2,125	2,242
All other fees	-	-
Total audit fees	$30,717	$27,207

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

10.3	Property Option Agreement dated January 15, 2010 between Minquest, Inc., and Star Gold Corp.(3)

10.4	Amendment to Longstreet Property Option Agreement dated December 10, 2014 between Minquest, Inc. and Star Gold Corp.(3)

10.5	Amendment to Longstreet Property Option Agreement dated January 5, 2016 between Minquest, Inc. and Star Gold Corp.(3)

10.6	Option and Lease of Water Rights Agreement dated January 19, 2017 between Stone Cabin Company, LLC and Star Gold Corp.(3)

10.7	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.(4)

10.8	2019 Amendment to Longstreet Property Option Agreement(5)

10.9	Gorrill Consulting Agreement(6)

10.10	Segelov Consulting Agreement(6)

10.11	Stopher Consulting Agreement(6)

10.12	Coombs Consulting Agreement(6)

10.13	Gorrill Convertible Note(10)

10.14	Segelov Convertible Note(10)

10.15	Stopher Convertible Note(10)

10.16	Coombs Convertible Note(10)

14.1	Code of Ethics.(2)

99.1	Shareholder Letter January 23, 2017(7)

99.2	Shareholder Letter March 20, 2018(8)

99.3	Longstreet Property Press Release August 14, 2019(5)

99.4	Shareholder Letter September 10, 2019(9)

Exhibit
Number	Description of Exhibits

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.

(2)	Filed with the SEC on February 02, 2012 as an exhibit to Form 8-K.

(3)	Filed with the SEC, on July 22, 2019, as an exhibit to Form 10-K.

(4)	Filed with the SEC, on August 25, 2017, as an exhibit to Form 8-K.

(5)	Filed with the SEC, on August 14, 2019, as an exhibit to Form 8-K.

(6)	Filed with the SEC, on May 6, 2021, as an exhibit to Form 8-K.

(7)	Filed with the SEC, on January 25, 2017, as an exhibit to Form 8-K.

(8)	Filed with the SEC, on March 21, 2018, as an exhibit to Form 8-K.

(9)	Filed with the SEC, on September 11, 2019, as an exhibit to Form 8-K.

(10)	Filed with the SEC, on December 15, 2021, as an exhibit to Form 10-Q.

(*)	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR GOLD CORP.

Date:	July 29, 2022		/s/ DAVID SEGELOV

		By:	David Segelov
President and Director
(Principal Executive Officer)

Date:	July 29, 2022		/s/ KELLY J. STOPHER

		By:	Kelly J. Stopher
Chief Financial Officer and Corporate Secretary/Treasurer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 29, 2022	By:	/s/ LINDSAY E. GORRILL
Lindsay E. Gorrill
Director

Date:	July 29, 2022		/s/ DAVID SEGELOV
		By:	David Segelov
Director

Date:	July 29, 2022		/s/ THOMAS J. POWER
		By:	Thomas J. Power
Director

Date:	July 29, 2022		/s/ RONALD D. NILSON
		By:	Ronald D. Nilson
Director

Date:	July 29, 2022		/s/ PAUL B. COOMBS
		By:	Paul B Coombs
Director