Form 10-Q
period 2022-07-31
Star Gold Corp.
filed 2022-09-14
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

 For the quarterly period ended July 31, 2022

  ☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52711

 STAR GOLD CORP.

(Exact name of small business issuer as specified in its charter)

nevada	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1875 N. Lakewood Drive, Suite 303 Coeur d’Alene, Idaho (Address of principal executive office)	83814 (Postal Code)
(208) 664-5066 (Issuer’s telephone number)
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock,	SRGZ	OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 14, 2022, there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.

CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	July 31, 2022	April 30, 2022
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$962	$50,815
Other current assets (NOTE 5)	131,838	139,332
TOTAL CURRENT ASSETS	132,800	190,147
MINING INTEREST (NOTE 4)	578,167	566,167
RECLAMATION BOND (NOTE 4)	89,400	89,400

TOTAL ASSETS	$800,367	$845,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable and accrued liabilities	$105,231	$40,532
TOTAL CURRENT LIABILITIES	105,231	40,532
LONG TERM LIABILITIES:

Promissory notes, related party (NOTE 6)	80,000	50,000
Convertible promissory notes, related parties (NOTE 6)	150,000	150,000
TOTAL LIABILITIES	335,231	240,532
COMMITMENTS AND CONTINGENCIES (NOTE 4 & 6)	-	-
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 1,000,000,000 shares authorized; 97,290,291 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,702,879	12,702,879
Accumulated deficit	(12,335,034)	(12,194,988)
TOTAL STOCKHOLDERS’ EQUITY	465,136	605,182
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$800,367	$845,714

The accompanying notes are an integral part of these unaudited financial statements.

STAR GOLD CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	July 31, 2022	July 31, 2021
OPERATING EXPENSE
Mineral exploration expense	$25,146	$25,146
Pre-development expense	53,177	13,315
Legal and professional fees	38,046	40,161
Management and administrative	20,766	86,554
TOTAL OPERATING EXPENSES	137,135	165,176

LOSS FROM OPERATIONS	(137,135)	(165,176)

OTHER INCOME (EXPENSE)
Interest income	-	54
Interest expense	(406)	(262)
Interest expense, related party	(2,505)	-
TOTAL OTHER INCOME (EXPENSE)	(2,911)	(208)

NET LOSS BEFORE INCOME TAXES	(140,046)	(165,384)
Provision for income taxes	-	-
NET LOSS	$(140,046)	$(165,384)
Basic and diluted loss per share	$-	$-
Basic and diluted weighted average number shares outstanding	97,290,810	97,290,810

The accompanying notes are an integral part of these unaudited financial statements.

STAR GOLD CORP.

CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the three months ended July 31, 2022 and 2021

	Common Stock				Total
	Shares Issued	Par Value $.001 per share	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
BALANCE, April 30, 2021	97,290,810	$97,291	$12,615,008	$(11,801,793)	$910,506
Net loss	-	-	-	(165,384)	(165,384)
BALANCE, July 31, 2021	97,290,810	$97,291	$12,615,008	$(11,967,177)	$745,122

BALANCE, April 30, 2022	97,290,810	$97,291	$12,702,879	$(12,194,988)	$605,182
Net loss	-	-	-	(140,046)	(140,046)
BALANCE, July 31, 2022	97,290,810	$97,291	$12,702,879	$(12,335,034)	$465,136

The accompanying notes are an integral part of these unaudited financial statements.

STAR GOLD CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	July 31, 2022	July 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(140,046)	$(165,384)
Changes in assets and liabilities:
Other current assets	7,494	2,751
Accounts payable and accrued liabilities	64,699	23,443
Deferred compensation to officers and directors	-	64,500
Net cash used by operating activities	(67,853)	(74,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes payable, related parties	110,000	-
Repayment of promissory notes payable, related party	(80,000)	-
Net cash provided by financing activities	30,000	-

Net decrease in cash and cash equivalents	(49,853)	(86,690)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,815	265,944

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$962	$179,254

The accompanying notes are an integral part of these unaudited financial statements.

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at April 30, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three-month period ended July 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2023.

These unaudited condensed interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2022 filed with the Securities and Exchange Commission on July 29, 2022.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of July 31, 2022, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. The lack of sufficient working capital and continuing losses raises substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying balance sheets of July 31, 2022, the Company has an accumulated deficit of $12,335,034. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will depend on the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

Reclassifications

Certain reclassifications have been made to the 2021 financial statements in order to conform to the 2022 presentation. These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

New Accounting Pronouncements

Accounting Standards Updates Adopted

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

The outstanding securities on July 31, 2022 and 2021 that could have a dilutive effect are as follows:

	July 31, 2022	July 31, 2021
Stock options	5,035,000	9,845,000
Convertible promissory notes, related parties	3,000,000	-
Warrants	2,000,000	6,789,667
Total Possible Dilution	10,035,000	16,634,667

For the three months ended July 31, 2022, and 2021, respectively, the effect of the Company’s outstanding stock options, convertible promissory notes, related parties and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4– EQUIPMENT AND MINING INTEREST

The following is a summary of the Company’s equipment and mining interest on July 31, 2022 and April 30, 2022.

	July 31, 2022	April 30, 2022
Mining interest - Longstreet	578,167	566,167
Total	$578,167	$566,167

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

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

On August 24, 2020, the Company executed an amendment to the Consulting Agreement which accelerated the payments to Great Basin to include a $22,500 lump sum payment and three subsequent monthly payments of $7,500 in consideration of the execution and recording of a quit claim deed on the Longstreet claims for benefit of the Company. For the year ended April 30, 2021, the Company paid Great Basin a total of $67,500 which is included in pre-development expense. As of July 31, 2022, no amount is due to Great Basin under the Consulting Agreement.

The August 24, 2020 Amendment grants the Company the option, to be exercised no later than six (6) months following the first receipt of proceeds from the sale of ore from the Longstreet Property, to purchase one-half of Great Basin’s 3.0% Net Smelter Royalty on the Longstreet Project for a payment of $1,750,000.

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the three months ended July 31, 2022 and 2021, respectively, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property.

At July 31, 2022 and April 30, 2022, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

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

On August 21, 2020, the Company exercised its first option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months. On August 21, 2021, the Company exercised its second option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months. As of July 31, 2022 and April 30, 2022, the unamortized portion of the High Test Hay Water Rights Agreement and subsequent exercise of its second option is $1,438 and $7,740, respectively.

On October 31, 2021, the Company issued 2,000,000 warrants to purchase stock in accordance with an agreement whereby the Company will receive promotional services to be performed in the future. The fair value of the warrants issued was $87,871 was recorded as other current assets and is being amortized over subsequent periods when services are received. For the quarter ended July 31, 2022 and the year ended April 30, 2022, no share-based compensation has been recognized. (Note 8).

On August 21, 2021, the Company exercised its second option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months.

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

The following is a summary of the Company’s Other Current Assets at July 31, 2022 and April 30, 2022:

	July 31, 2022	April 30, 2022
Option on water rights lease agreement, net	$1,438	$7,740
Prepaid insurance	3,366	4,558
Prepaid promotion expense	125,084	125,084
Prepaid legal expense	1,950	1,950
Total	$131,838	$139,332

On August 21, 2022, the Company exercised its third option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months (Note 10).

NOTE 6– RELATED PARTY TRANSACTIONS

On May 1, 2021, the Company entered into consulting agreements with four members of the Company’s management team (the “consulting agreements”). The Company entered into an agreement with each of the Chairman of the Board, the President, the Chief Financial Officer and the Vice President of Finance.

Each agreement is for a two-year period, automatically renewable annually thereafter, and originally paid each executive $6,000 per month. Each executive was originally eligible to receive a bonus equal to eighteen (18) months’ compensation, payable upon a change in control event. The consulting agreements superseded all previous agreements or resolutions.

Effective December 1, 2021, the consulting agreements were amended. Under the terms of the amended agreements, three executives are to be paid $1 annual compensation and one executive will be paid $2,500 per month. Each executive is eligible to receive a bonus of $108,000 payable upon a change of control.

For the three months ended July 31, 2022, the Company recognized $7,500 in management and administrative expense under the consulting agreements. For the three months ended July 31, 2021, the Company recognized $72,000 in management and administrative expense under the consulting agreements.

On November 30, 2021, the Company entered into four Convertible Promissory Notes (the “Convertible Promissory Notes”) with certain officers and directors of the Company in consideration of deferred compensation totaling $150,000. The notes accrue interest at 5% per annum with monthly interest-only payments through April 30, 2025. The notes mature April 30, 2025.

The Convertible Promissory Notes are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price equal to $0.05 per share. The Convertible Promissory Notes are convertible into an aggregate of 3,000,000 shares. At July 31, 2022 and April 30, 2022, the balance of the Convertible Promissory Notes was $150,000.

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

On July 5, 2022, the Company entered into a promissory note with an entity controlled by a director and the Chairman of the Board of Directors in the amount of $80,000. The proceeds repaid the April 12, 2022 and June 28, 2022 promissory notes outstanding. The July 5, 2022 promissory note has a maturity date of July 31, 2025 and accrues interest at 8% per annum. At July 31, 2022, the balance of the promissory note is $80,000.

For the three months ended July 31, 2022 and 2021, the Company recognized interest expense, related parties of $2,505 and $Nil, respectively. At July 31, 2022 and April 30, 2022, the balance of accrued interest due to related parties is $5,117 and $3,226, respectively, which is included in “Accounts payable and other accrued liabilities”.

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

NOTE 7 – STOCKHOLDERS’ EQUITY

For the three months ended July 31, 2022 and 2021, the Company did not issue any shares of its Common Stock.

NOTE 8 – WARRANTS

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

The following is a summary of the Company’s warrants to purchase shares of Common Stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2021	6,789,667	$0.15
Issued	2,000,000	0.0442
Expired	(6,789,667)	(0.15)
Balance outstanding at April 30, 2022 and July 31, 2022	2,000,000	$0.0442

The composition of the Company’s warrants outstanding at July 31, 2022 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 12, 2021	October 31, 2026	2,000,000	$0.0442	4.25
		2,000,000	$0.0442	4.25

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

Options outstanding for mining interest totaled 935,000 at July 31, 2022 and April 30, 2022 and are fully vested. As of July 31, 2022, the remaining weighted average term of the option grants for mining interest was 2.09 years. As of July 31, 2022, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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

No options were issued under the Stock Option Plan during the three months ended July 31, 2022 or 2021.

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of July 31, 2022 and April 30, 2022, respectively, there was no unrecognized compensation cost related to stock-based options and awards.

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of July 31, 2022:

	Options outstanding and exercisable
Date of Grant	Shares	Remaining Term (years)	Price
April 30, 2018	1,400,000	0.75	$0.065
April 30, 2021	2,700,000	3.75	0.06
Total 2011 Plan options	4,100,000	2.73	$0.06

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Options	Weighted Average Remaining Term (years)	Weighted Average Exercise Price
Mining interests	935,000	2.09	$0.04
Stock option plan	4,100,000	2.73	0.06
Outstanding and exercisable at July 31, 2022	5,035,000	2.61	$0.06

The aggregate intrinsic value of all options vested and exercisable at July 31, 2022, was $Nil based on the Company’s closing price of $0.02 per common share at July 31, 2022. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 10 – SUBSEQUENT EVENT

On August 4, 2022, the Company entered into a promissory note with an entity controlled by a director and the Chairman of the Board of Directors in the amount of $150,000. The promissory note has a maturity date of July 31, 2025 and accrues interest at 8% per annum.

On August 21, 2022, the Company exercised its third option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2022. The following statements may be forward-looking in nature and actual results may differ materially.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 1875 N. Lakeview Drive, Suite 303, Coeur d’Alene, ID 83814. The telephone number is (208) 664-5066. Star Gold Corp. does not currently own title to any real property.

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

SELECTED FINANCIAL DATA.

	Three months ended
	July 31, 2022	July 31, 2021
Revenues	$-	$-
Total operating expenses	137,135	165,176
Loss from operations	(137,135)	(165,176)
Other income (expense)	(2,911)	(208)
NET LOSS	$(140,046)	$(165,384)

Weighted average shares of common stock (basic and diluted)	97,290,810	97,290,810

Income (loss) per share (basic and diluted)	Nil	Nil

BALANCE SHEET INFORMATION	July 31, 2022	April 30, 2022
Working capital (deficit)	$27,569	$149,615
Total assets	800,367	845,714
Accumulated deficit	12,335,034	12,194,988
Stockholders’ equity	465,136	605,182

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

RESULTS OF OPERATIONS

	For the three months ended
	July 31, 2022	July 31, 2021	$$ Change	Pct. Change

Mineral exploration expense	$25,146	$25,146	$-	0.0%
Pre-development expense	53,177	13,315	39,862	299.4%
Legal and professional fees	38,046	40,161	(2,115)	(5.3%)
Management and administrative	20,766	86,554	(65,788)	(76.0%)
Interest expense	406	262	144	55.0%
Interest expense, related party	2,505	-	2,505	N/A
Interest income	-	(54)	54	(100.0%)
Total	$140,046	$165,384	$(25,338)	(15.3%)

The Company earned no operating revenue in 2022 or 2021 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended July 31, 2022 of $140,046 decreased by $25,338 from the 2021 total net loss of $165,384.

Mineral exploration expense

	For the three months ended
	July 31, 2022	July 31, 2021	$ Change	Pct. Change
Claims	25,146	25,146	-	0.0%
Total mineral exploration expense	$25,146	$25,146	$-	0.0%

Mineral exploration expense for the three months ended July 31, 2022 was $25,146 a change of $Nil from 2021 mineral exploration expense of $25,146. Aside from annual claims payments, there was no additional mineral exploration expense for the three months ended July 31, 2022 and 2021, respectively.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit to construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended
	July 31, 2022	July 31, 2021	$ Change	Pct. Change
Field expense	3,124	1,995	1,129	56.6%
Permits and fees	$200	$200	$-	0.0%
Technical consultants	43,552	-	43,552	N/A
Water rights costs	6,301	11,120	(4,819)	(43.3%)
Total pre-development expense	$53,177	$13,315	$39,862	299.4%

Pre-development expense for the three months ended July 31, 2022 was $53,177 an increase of $39,862 from 2021 pre-development expense of $13,315.

Technical consultant expense increased $43,552 to $43,552 for the three months ended July 31, 2022 compared to $Nil for the three months ended July 31, 2021.

Legal and professional fees

	For the three months ended
	July 31, 2022	July 31, 2021	$ Change	Pct. Change
Audit and accounting	$19,574	$18,592	$982	5.3%
Legal fees	1,934	6,800	(4,866)	(71.6%)
Public company expense	16,460	14,712	1,748	11.9%
Investor relations	78	57	21	36.8%
Total legal and professional fees	$38,046	$40,161	$(2,115)	(5.3%)

Audit and accounting fees for the three months ended July 31, 2022 increased by $982 compared to the three months ended July 31, 2021.

Legal fees decreased by $4,866, from $6,800 for the three months ended July 31, 2021 to $1,934 for the three months ended July 31, 2022. There are no pending legal issues or contingencies as of July 31, 2022.

Investor relations expense increased by $1,748, for the three months ended July 31, 2022.

General and administrative expense

	For the three months ended
	July 31, 2022	July 31, 2021	$ Change	Pct. Change
Auto and travel	$94	$1,235	(1,141)	(92.4%)
General administrative and insurance	12,572	12,333	239	1.9%
Management fees and payroll	7,500	72,000	(64,500)	(89.6%)
Office and computer expense	506	750	(244)	(32.5%)
Telephone and utilities	94	236	(142)	(60.2%)
Total	$20,766	$86,554	$(65,788)	(76.0%)

Total general and administrative expense decreased by $65,788, for the three months ended July 31, 2022 to $20,766 compared to $86,554 for the three months ended July 31, 2021. Management fees decreased by $64,500 for the three months ended July 31, 2022 as management fees were not accrued for the period then ended.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	July 31, 2022	April 30, 2022
Current assets	$132,800	$190,147
Current liabilities	105,231	40,532
Working capital	$27,569	$149,615

	Three months ended
CASH FLOWS	July 31, 2022	July 31, 2021
Cash flow used by operating activities	$(67,853)	$(74,690)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	30,000	-
Net decrease in cash during period	$(49,853)	$(86,690)

As of July 31, 2022, the Company had cash on hand of $962. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended July 31, 2022 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2022 which was filed with the SEC on July 29, 2022.

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES.

For the three months ended July 31, 2022, the Company sold no Common Stock.

During the three months ended July 31, 2022, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our Common Stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

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

STAR GOLD CORP.

Date:	September 14, 2022	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	September 14, 2022		/s/ KELLY J. STOPHER
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)