Form 10-Q
period 2022-10-31
Star Gold Corp.
filed 2022-12-14
CIK 1401835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended October 31, 2022

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52711

STAR GOLD CORP.
(Exact name of small business issuer as specified in its charter)

nevada	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1875 N. Lakewood Drive, Suite 303 Coeur d’Alene, Idaho	83814
(Address of principal executive office)	(Postal Code)

(208) 664-5066
(Issuer’s telephone number)

Name of Each Exchange on Which
Title of Each Class	Trading Symbol	Registered
Common Stock, $0.001 par value,	SRGZ	OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 14, 2022, there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	October 31, 2022	April 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,399	$50,815
Other current assets (NOTE 5)	149,346	139,332
TOTAL CURRENT ASSETS	160,745	190,147
MINING INTEREST (NOTE 4)	578,167	566,167
RECLAMATION BOND (NOTE 4)	89,400	89,400
TOTAL ASSETS	$828,312	$845,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$22,850	$37,306
Accrued interest, related parties	11,828	3,226
TOTAL CURRENT LIABILITIES	34,678	40,532
LONG TERM LIABILITIES:
Promissory notes, related party (NOTE 6)	230,000	50,000
Convertible promissory notes, related parties (NOTE 6)	150,000	150,000
TOTAL LIABILITIES	414,678	240,532
COMMITMENTS AND CONTINGENCIES (NOTE 4 & 6)	-	-
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 1,000,000,000 shares authorized; 97,290,810 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,702,879	12,702,879
Accumulated deficit	(12,386,536)	(12,194,988)
TOTAL STOCKHOLDERS’ EQUITY	413,634	605,182
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$828,312	$845,714

The accompanying notes are an integral part of these unaudited financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended October 31,				Six months ended October 31,
	2022		2021		2022	2021
OPERATING EXPENSE
Mineral exploration expense		$-		$-	$25,146		$25,146
Pre-development expense		16,271		13,596	69,448		26,911
Legal and professional fees		7,614		8,519	45,660		48,680
Management and administrative		20,499		83,023	41,265		169,577
TOTAL OPERATING EXPENSES		44,384		105,138	181,519		270,314
LOSS FROM OPERATIONS		(44,384)		(105,138)	(181,519)		(270,314)
OTHER INCOME (EXPENSE)
Interest income		-		12	-		66
Interest expense		(406)		(262)	(812)		(524)
Interest expense, related party		(6,712)		-	(9,217)		-
TOTAL OTHER INCOME (EXPENSE)		(7,118)		(250)	(10,029)		(458)
NET LOSS BEFORE INCOME TAXES		(51,502)		(105,388)	(191,548)		(270,772)
Provision for income taxes		-		-	-		-
NET LOSS		$(51,502)		$(105,388)	(191,548)		(270,772)
Basic and diluted loss per share	$	Nil	$	Nil	Nil	$	Nil
Basic and diluted weighted average number shares outstanding		97,290,810		97,290,810	97,290,810		97,290,810

The accompanying notes are an integral part of these unaudited financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three and six months ended October 31, 2022 and 2021

	Common Stock				Total
	Shares	Par Value	Additional Paid-in	Accumulated	Stockholders’
	Issued	$.001 per share	Capital	Deficit	Equity
BALANCE, April 30, 2021	97,290,810	$97,291	$12,615,008	$(11,801,793)	$910,506
Net loss	-	-	-	(165,384)	(165,384)
BALANCE, July 31, 2021	97,290,810	97,291	12,615,008	(11,967,177)	745,122
Warrants issued for other current assets	-	-	87,871	-	87,871
Net loss	-	-	-	(105,388)	(105,388)
BALANCE, October 31, 2021	97,290,810	$97,291	$12,702,879	$(12,072,565)	$727,605

BALANCE, April 30, 2022	97,290,810	$97,291	$12,702,879	$(12,194,988)	$605,182
Net loss	-	-	-	(140,046)	(140,046)
BALANCE, July 31, 2022	97,290,810	97,291	12,702,879	(12,335,034)	465,136
Net loss	-	-	-	(51,502)	(51,502)
BALANCE, October 31, 2022	97,290,810	$97,291	$12,702,879	$(12,386,536)	$413,634

The accompanying notes are an integral part of these unaudited financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	October 31, 2022	October 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(191,548)	$(270,772)
Changes in assets and liabilities:
Other current assets	(10,014)	(42,553)
Accounts payable and accrued liabilities	(14,456)	(8,863)
Accrued interest, related parties	8,602	-
Deferred compensation to officers and directors	-	129,000
Net cash used by operating activities	(207,416)	(193,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes payable, related parties	260,000	-
Repayment of promissory notes payable, related party	(80,000)	-
Net cash provided by financing activities	180,000	-
Net decrease in cash and cash equivalents	(39,416)	(205,188)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,815	265,944
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,399	$60,756
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Warrants issued for other current assets	-	$87,871

The accompanying notes are an integral part of these unaudited financial statements.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2022

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at April 30, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three- and six-month period ended October 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2023.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of October 31, 2022, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. The lack of sufficient working capital and continuing losses raises substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying condensed balance sheet as of October 31, 2022, the Company has an accumulated deficit of $12,386,536. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will depend on the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

Reclassifications

Certain reclassifications have been made to the 2021 financial statements in order to conform to the 2022 presentation. These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

New Accounting Pronouncements

Accounting Standards Updates Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and with early adoption permitted. Early adoption of this update had no impact on the Company’s consolidated financial statements.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2022

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

The outstanding securities on October 31, 2022 and 2021 that could have a dilutive effect are as follows:

	October 31, 2022	October 31, 2021
Stock options	5,035,000	5,035,000
Convertible promissory notes, related parties	3,000,000	-
Warrants	2,000,000	2,000,000
Total Possible Dilution	10,035,000	7,035,000

For the three- and six-months ended October 31, 2022, and 2021, respectively, the effect of the Company’s outstanding stock options, convertible promissory notes, related parties and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4–MINING INTEREST

The following is a summary of the Company’s equipment and mining interest on October 31, 2022 and April 30, 2022.

	October 31, 2022	April 30, 2022
Mining interest - Longstreet	578,167	566,167
Total	$578,167	$566,167

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

On August 24, 2020, the Company executed an amendment which grants the Company the option, to be exercised no later than six (6) months following the first receipt of proceeds from the sale of ore from the Longstreet Property, to purchase one-half of Great Basin’s 3.0% Net Smelter Royalty on the Longstreet Project for a payment of $1,750,000.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2022

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the six months ended October 31, 2022 and 2021, respectively, the Company paid the annual $12,000 advance royalty on the Longstreet Property.

At October 31, 2022 and April 30, 2022, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5 –OTHER CURRENT ASSETS

On August 21, 2017, the Company entered into an Option and Lease of Water Rights, with High Test Hay, LLC (the “High Test Water Rights Agreement”). On August 21, 2022, the Company exercised its third and final option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months.

As of October 31, 2022 and April 30, 2022, the unamortized portion of the High Test Hay Water Rights Agreement and subsequent exercise of its option is $20,137 and $7,740, respectively.

On October 31, 2021, the Company issued 2,000,000 warrants to purchase common stock in accordance with an agreement whereby the Company will receive promotional services to be performed in the future. The fair value of the warrants issued was $87,871 was recorded as other current assets and is being amortized over subsequent periods when services are received. For the three-and six-months ended October 31, 2022 and the year ended April 30, 2022, no share-based compensation has been recognized. (Note 8).

The following is a summary of the Company’s Other Current Assets at October 31, 2022 and April 30, 2022:

	October 31, 2022	April 30, 2022
Option on water rights lease agreement, net	$20,137	$7,740
Prepaid insurance	2,175	4,558
Prepaid promotion expense	125,084	125,084
Prepaid legal expense	1,950	1,950
Total	$149,346	$139,332

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

Effective December 1, 2021, the Company amended existing consulting agreements with the Company’s management team. Under the terms of the amended consulting agreements, three (3) executives are to be paid $1 annual compensation and one executive will be paid $2,500 per month. Each executive is eligible to receive a bonus of $108,000 payable upon a change of control.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2022

For the three months ended October 31, 2022, the Company recognized $7,500 in management and administrative expense under the consulting agreements. For the three months ended October 31, 2021, the Company recognized $72,000 in management and administrative expense under the consulting agreements.

For the six months ended October 31, 2022, the Company recognized $15,000 in management and administrative expense under the consulting agreements. For the six months ended October 31, 2021, the Company recognized $144,000 in management and administrative expense under the consulting agreements.

On November 30, 2021, the Company entered into four Convertible Promissory Notes (the “Convertible Promissory Notes”) with certain officers and directors of the Company in consideration of deferred compensation totaling $150,000. The Convertible Promissory Notes accrue interest at 5% per annum with monthly interest-only payments through April 30, 2025. The Convertible Promissory Notes mature April 30, 2025.

The Convertible Promissory Notes are convertible at any time after the original issue date into a number of shares of the Company’s Common Stock, determined by dividing the amount to be converted by a conversion price equal to $0.05 per share. The Convertible Promissory Notes are convertible into an aggregate of 3,000,000 shares. At October 31, 2022 and April 30, 2022, the balance of the Convertible Promissory Notes was $150,000.

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

On July 5, 2022, the Company entered into a promissory note with an entity controlled by the Chairman of the Board of Directors and another Company director in the amount of $80,000. The proceeds repaid the April 12, 2022 and June 28, 2022 promissory notes outstanding. The July 5, 2022 promissory note has a maturity date of July 31, 2025 and accrues interest at 8% per annum. At October 31, 2022, the principal balance of the promissory note is $80,000.

On August 4, 2022, the Company entered into a promissory note with an entity controlled the Chairman of the Board of Directors and another Company director in the amount of $150,000. The promissory note has a maturity date of July 31, 2025 and accrues interest at 8% per annum. At October 31, 2022, the principal balance of the promissory note is $150,000.

For the three months ended October 31, 2022 and 2021, the Company recognized interest expense, related parties of $6,712 and $Nil, respectively. For the six months ended October 31, 2022 and 2021, the Company recognized interest expense, related parties of $9,217 and $Nil, respectively.

At October 31, 2022 and April 30, 2022, the balance of accrued interest due to related parties is $11,828 and $3,226, respectively, which is included in “Accounts payable and other accrued liabilities”.

NOTE 7 – WARRANTS

On October 31, 2021, the Company granted 2,000,000 warrants to purchase Common Stock in lieu of cash payment for future promotional services. The warrants have an exercise price of $0.0442. The expiration date of the warrants is October 31, 2026. The fair value of the warrants granted was $87,871 and is included in “Other Current Assets” and will be amortized for services to be provided over the subsequent twelve months (Note 5).

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2022

The Company estimated the fair value of the October 31, 2021 warrants issued using the Black-Scholes model with the following information and range of assumptions:

Warrants issued	2,000,000
Fair value of warrant issuance	$87,871
Exercise price	$0.0442
Expected volatility	244.99%
Expected term	5 years
Risk free rate	1.18%

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2021	6,789,667	$0.15
Issued	2,000,000	0.0442
Expired	(6,789,667)	(0.15)
Balance outstanding at April 30, 2022 and October 31, 2022	2,000,000	$0.0442

NOTE 8 - STOCK OPTIONS

Options issued for mining interest

In consideration for its mining interest (see Note 4), the Company was obligated to issue stock options to purchase shares of the Company’s common stock based on “fair market price” which for financial statement purposes is considered to be the closing price of the Company’s common stock on the issue dates. Those costs were capitalized as mining interest.

Options outstanding for mining interest totaled 935,000 at October 31, 2022 and April 30, 2022 and are fully vested. As of October 31, 2022, the remaining weighted average term of the option grants for mining interest was 1.84 years. As of October 31, 2022, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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

No options were issued, exercised, expired or forfeited under the Stock Option Plan during the three- and six- months ended October 31, 2022 or 2021.

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of October 31, 2022 and April 30, 2022, respectively, there was no unrecognized compensation cost related to stock-based options and awards.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2022

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of October 31, 2022:

	Options outstanding and exercisable
Date of Grant	Shares	Remaining Term (years)	Price
April 30, 2018	1,400,000	0.50	$0.065
April 30, 2021	2,700,000	3.50	0.06
Total options	4,100,000	2.47	$0.06

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Options	Weighted Average Remaining Term (years)	Weighted Average Exercise Price
Mining interests	935,000	1.84	$0.04
Stock option plan	4,100,000	2.47	0.06
Outstanding and exercisable at October 31, 2022	5,035,000	2.35	$0.06

The aggregate intrinsic value of all options vested and exercisable at October 31, 2022, was $Nil based on the Company’s closing price of $0.009 per common share at October 31, 2022. The Company’s current policy is to issue new shares to satisfy option exercises.

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

Star Gold Corp. originally leased with an option to acquire certain unpatented mining claims located in the State of Nevada which in part make up what we refer to as the “Longstreet Property” or the “Longstreet Project.” The Longstreet Property in its entirety comprises 142 mineral claims: 75 original optioned claims, of which 70 are unpatented staked claims and five claims leased from local ranchers, pursuant to the “Clifford Lease”; as well as 50 claims subsequently staked by Star Gold. The Longstreet Property covers a total area of approximately 2,500 acres (1,012 ha). The Longstreet Project is at an intermediate stage of exploration.

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

The Company owns 137 claims and leases 5 Claims from Clifford. The Company shall pay an aggregate 3% Net Smelter Royalty (“NSR”), divided between Great Basin Resources, Inc. (“Great Basin”) and Clifford within thirty (30) days following the end of the calendar quarter under which the Company receives Net Smelter Returns. To date, the Company has not received Net Smelter Returns. Third parties to which NSR payments would be made are as follows:

Property name	Longstreet
Third parties	Great Basin Resources, Inc. and Clifford
Number of claims	142 (1)(2)(3)(4)
Acres (approx.)	2,500
Agreements/Royalties
Royalties	3% Net Smelter Royalty (“NSR”)
Annual advance royalty payment	$12,000

(1)	Great Basin took assignment from MinQuest, Inc., of the 142 total claims controlled by the Company (Note 4 of the financial statements) of which 137 are owned by the Company and 5 of which are owned by (also Note 4) and leased to and managed by the Company.

(2)	On August 12, 2019, the Company and Great Basin Resources, Inc. (“Great Basin”) agreed to amend the Longstreet Agreement (Note 4) to eliminate the required property expenditure structure and to implement new consideration for the transfer of the Property pursuant to that agreement (the “2019 Amendment”). The Amendment eliminated the remainder of the required property expenditures set forth in the Longstreet Agreement, as amended.

(3)	On September 10, 2020, the Company accelerated the payment to Great Basin Resources, Inc. in consideration of a recorded quit claim deed on the Longstreet property claims. The Company owns 137 claims (exclusive of 5 Clifford claims) and has no required spend other than annual claims filing fees.

(4)	The Company shall pay Clifford a 2% net smelter royalty on net smelter returns which is inclusive of the overall 3% net smelter royalty for the properties.

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

SELECTED FINANCIAL DATA.

	Six months ended
	October 31, 2022	October 31, 2021
Revenues	$-	$-
Total operating expenses	181,519	270,314
Loss from operations	(181,519)	(270,314)
Other income (expense)	(10,029)	(458)
NET LOSS	$(191,548)	$(270,772)

Weighted average shares of common stock (basic and diluted)	97,290,810	97,290,810

Income (loss) per share (basic and diluted)	$ Nil	Nil

BALANCE SHEET INFORMATION	October 31, 2022	April 30, 2022
Working capital (deficit)	$126,067	$149,615
Total assets	828,312	845,714
Accumulated deficit	12,386,536	12,194,988
Stockholders’ equity	413,634	605,182

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

RESULTS OF OPERATIONS

	For the three months ended
	October 31, 2022	October 31, 2021	$ Change	Pct. Change
Pre-development expense	$16,271	$13,596	$2,675	19.7%
Legal and professional fees	7,614	8,519	(905)	(10.6%)
Management and administrative	20,499	83,023	(62,524)	(75.3%)
Interest expense	406	262	144	55.0%
Interest expense, related party	6,712	-	6,712	N/A
Interest income	-	(12)	12	(100.0%)
Total	$51,502	$105,388	$(53,886)	(51.1%)

	For the six months ended
	October 31, 2022	October 31, 2021	$ Change	Pct. Change
Mineral exploration expense	$25,146	$25,146	$-	0.0%
Pre-development expense	69,448	26,911	42,537	158.1%
Legal and professional fees	45,660	48,680	(3,020)	(6.2%)
Management and administrative	41,265	169,577	(128,312)	(75.7%)
Interest expense	812	524	288	55.0%
Interest expense, related party	9,217	-	9,217	N/A
Interest income	-	(66)	66	(100.0%)
Total	$191,548	$270,772	$(79,224)	(29.3%)

The Company earned no operating revenue in 2022 or 2021 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended October 31, 2022 of $51,502 decreased by $53,886 from the 2021 total net loss of $105,388.

Total net loss for the six months ended October 31, 2022 of $191,548 decreased by $79,224 from the 2021 total net loss of $270,772.

Mineral exploration expense

	For the six months ended
	October 31, 2022	October 31, 2021	$ Change	Pct. Change
Claims	25,146	25,146	-	0.0%
Total mineral exploration expense	$25,146	$25,146	$-	0.0%

Mineral exploration expense for the six months ended October 31, 2022 was $25,146 a change of $Nil from 2021 mineral exploration expense of $25,146. There was no mineral exploration expense for the three months ended October 31, 2022 and 2021. Aside from annual claims payments, there was no additional mineral exploration expense for the six months ended October 31, 2022 and 2021, respectively.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit to construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended
	October 31, 2022	October 31, 2021	$ Change	Pct. Change
Field expense	$1,750	-	$1,750	N/A
Technical consultants	8,220	1,625	6,595	405.8%
Water rights costs	6,301	11,971	(5,670)	(47.4%)
Total pre-development expense	$16,271	$13,596	$2,675	19.7%

	For the six months ended
	October 31, 2022	October 31, 2021	$ Change	Pct. Change
Field expense	$4,874	$1,995	$2,879	144.3%
Permits and fees	200	200	-	0.0%
Technical consultants	51,772	1,625	50,147	3,086.0%
Water rights costs	12,602	23,091	(10,489)	(45.4%)
Total pre-development expense	$69,448	$26,911	$42,537	158.1%

Pre-development expense for the three months ended October 31, 2022 was $16,271 an increase of $2,675 from 2021 pre-development expense of $13,596.

Technical consultant expense increased $6,595 to $8,220 for the three months ended October 31, 2022 compared to $1,625 for the three months ended October 31, 2021.

Pre-development expense for the six months ended October 31, 2022 was $69,448 compared to $26,911 for the six months ended October 31, 2022. The Company engaged technical consultants to evaluate its financial model and validate costs in light of recent inflation in the general economy.

Legal and professional fees

	For the three months ended
	October 31, 2022	October 31, 2021	$ Change	Pct. Change
Audit and accounting	$3,500	$3,000	$500	16.7%
Legal fees	2,130	1,950	180	9.2%
Public company expense	1,906	3,491	(1,585)	(45.4%)
Investor relations	78	78	-	0.0%
Total legal and professional fees	$7,614	$8,519	$(905)	(10.6%)

	For the six months ended
	October 31, 2022	October 31, 2021	$ Change	Pct. Change
Audit and accounting	$23,074	$21,592	$1,482	6.9%
Legal fees	4,064	8,750	(4,686)	(53.6%)
Public company expense	18,366	18,203	163	0.9%
Investor relations	156	135	21	15.6%
Total legal and professional fees	$45,660	$48,680	$(3,020)	(6.2%)

Legal and professional fees for the three months ended October 31, 2022 decreased by $905 compared to the three months ended October 31, 2021.

Legal and professional fees decreased by $3,020, from $48,680 for the three months ended October 31, 2021 to $45,660 for the three months ended October 31, 2022. There are no pending legal issues or contingencies as of October 31, 2022.

General and administrative expense

	For the three months ended
	October 31, 2022	October 31, 2021	$ Change	Pct. Change
General administrative and insurance	$12,572	$10,383	$2,189	21.1%
Management fees and payroll	7,500	72,000	(64,500)	(89.6%)
Office and computer expense	332	545	(213)	(39.1%)
Telephone and utilities	95	95	-	0.0%
Total	$20,499	$83,023	$(62,524)	(75.3%)

	For the six months ended
	October 31, 2022	October 31, 2021	$ Change	Pct. Change
Auto and travel	$94	$1,235	(1,141)	(92.4%)
General administrative and insurance	25,144	22,716	2,428	10.7%
Management fees and payroll	15,000	144,000	(129,000)	(89.6%)
Office and computer expense	838	1,295	(457)	(35.3%)
Telephone and utilities	189	331	(142)	(42.9%)
Total	$41,265	$169,577	$(128,312)	(75.7%)

Total general and administrative expense decreased by $62,524, for the three months ended October 31, 2022 to $20,499 compared to $83,023 for the three months ended October 31, 2021. Total general and administrative expense decreased $128,312 for the six months ended October 31, 2022 to $41,265 compared to $169,577 for the six months ended October 31, 2021.

Management fees decreased by $64,500 and $129,000 for the three- and six month periods ended October 31, 2022, respectively, as management fees were not accrued for the periods then ended.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	October 31, 2022	April 30, 2022
Current assets	$160,745	$190,147
Current liabilities	34,678	40,532
Working capital	$126,067	$149,615

	Six months ended
CASH FLOWS	October 31, 2022	October 31, 2021
Cash flow used by operating activities	$(207,416)	$(193,188)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	180,000	-
Net decrease in cash during period	$(39,416)	$(205,188)

As of October 31, 2022, the Company had cash on hand of $11,399. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability. Potential sources of cash, or relief of demand for cash, include additional external debt, the sale of shares of the Company’s common stock or alternative methods such as mergers or sale of the Company’s assets. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. The Company currently requires additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended October 31, 2022 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

For the three months ended October 31, 2022, the Company sold no common stock.

During the three months ended October 31, 2022, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

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

STAR GOLD CORP.

Date:	December 14, 2022	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	December 14, 2022	By:	/s/ KELLY J. STOPHER
Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)