Form 10-Q
period 2023-01-31
Star Gold Corp.
filed 2023-03-22
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

 For the quarterly period ended January 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 22, 2023, there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	January 31, 2023	April 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,885	$50,815
Other current assets (NOTE 5)	141,854	139,332
TOTAL CURRENT ASSETS	153,739	190,147
MINING INTEREST (NOTE 4)	578,167	566,167
RECLAMATION BOND (NOTE 4)	89,400	89,400
TOTAL ASSETS	$821,306	$845,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$42,506	$37,306
Accrued interest, related parties	18,449	3,226
TOTAL CURRENT LIABILITIES	60,955	40,532
LONG TERM LIABILITIES:
Promissory notes, related parties (NOTE 6)	260,000	50,000
Convertible promissory notes, related parties (NOTE 6)	150,000	150,000
TOTAL LIABILITIES	470,955	240,532
COMMITMENTS AND CONTINGENCIES (NOTE 4 & 6)	-	-
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 1,000,000,000 shares authorized; 97,290,810 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,702,879	12,702,879
Accumulated deficit	(12,449,819)	(12,194,988)
TOTAL STOCKHOLDERS’ EQUITY	350,351	605,182
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$821,306	$845,714

The accompanying notes are an integral part of these unaudited financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended January 31,				Nine months ended January 31,
	2023		2022		2023	2022
OPERATING EXPENSE
Mineral exploration expense		$-		$-	$25,146		$25,146
Pre-development expense		24,280		11,768	93,728		38,679
Legal and professional fees		9,533		14,916	55,193		63,596
Management and administrative		22,444		40,834	63,709		210,411
TOTAL OPERATING EXPENSES		56,257		67,518	237,776		337,832
LOSS FROM OPERATIONS		(56,257)		(67,518)	(237,776)		(337,832)
OTHER INCOME (EXPENSE)
Interest income		-		3	-		69
Interest expense		(406)		(262)	(1,218)		(786)
Interest expense, related parties		(6,620)		(1,274)	(15,837)		(1,274)
TOTAL OTHER INCOME (EXPENSE)		(7,026)		(1,533)	(17,055)		(1,991)
NET LOSS BEFORE INCOME TAXES		(63,283)		(69,051)	(254,831)		(339,823)
Provision for income taxes		-		-	-		-
NET LOSS		$(63,283)		$(69,051)	(254,831)		(339,823)
Basic and diluted loss per share	$	Nil	$	Nil	Nil	$	Nil
Basic and diluted weighted average number shares outstanding		97,290,810		97,290,810	97,290,810		97,290,810

The accompanying notes are an integral part of these unaudited financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three and nine months ended January 31, 2023 and 2022

	Common Stock				Total
	Shares Issued	Par Value $.001 per share	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
BALANCE, April 30, 2021	97,290,810	$97,291	$12,615,008	$(11,801,793)	$910,506
Net loss	-	-	-	(165,384)	(165,384)
BALANCE, July 31, 2021	97,290,810	97,291	12,615,008	(11,967,177)	745,122
Warrants issued for other current assets	-	-	87,871	-	87,871
Net loss	-	-	-	(105,388)	(105,388)
BALANCE, October 31, 2021	97,290,810	$97,291	$12,702,879	$(12,072,565)	$727,605
Net loss	-	-	-	(69,051)	(69,051)
BALANCE, January 31, 2022	97,290,810	$97,291	$12,702,879	$(12,141,616)	$658,554

BALANCE, April 30, 2022	97,290,810	$97,291	$12,702,879	$(12,194,988)	$605,182
Net loss	-	-	-	(140,046)	(140,046)
BALANCE, July 31, 2022	97,290,810	97,291	12,702,879	(12,335,034)	465,136
Net loss	-	-	-	(51,502)	(51,502)
BALANCE, October 31, 2022	97,290,810	$97,291	$12,702,879	$(12,386,536)	$413,634
Net loss	-	-	-	(63,283)	(63,283)
BALANCE, January 31, 2023	97,290,810	$97,291	$12,702,879	$(12,449,819)	$350,351

The accompanying notes are an integral part of these unaudited financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	January 31, 2023	January 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(254,831)	$(339,823)
Adjustments to reconcile net loss to cash used by operating activities
Compensation settled with convertible promissory notes – related parties	-	150,000
Changes in assets and liabilities:
Other current assets	(2,522)	(28,536)
Accounts payable and accrued liabilities	5,200	(3,183)
Accrued interest, related parties	15,223	-
Net cash used by operating activities	(236,930)	(221,542)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes payable, related parties	290,000	-
Repayment of promissory notes payable, related party	(80,000)	-
Net cash provided by financing activities	210,000	-
Net decrease in cash and cash equivalents	(38,930)	(233,542)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,815	265,944
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,885	$32,402

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Warrants issued for other current assets	-	$87,871

The accompanying notes are an integral part of these unaudited financial statements.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2023

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at April 30, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three- and nine-month period ended January 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2023.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of January 31, 2023, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. The lack of sufficient working capital and continuing losses raises substantial doubt about the Company’s ability to continue as a going concern. As shown in the accompanying condensed balance sheet as of January 31, 2023, the Company has an accumulated deficit of $12,449,819. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will depend on the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

Reclassifications

Certain reclassifications have been made to the 2023 financial statements in order to conform to the 2022 presentation. These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

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
JANUARY 31, 2023

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

The outstanding securities on January 31, 2023 and 2022 that could have a dilutive effect are as follows:

	January 31, 2023	January 31, 2022
Stock options	5,035,000	5,035,000
Convertible promissory notes, related parties	3,000,000	-
Warrants	2,000,000	2,000,000
Total Possible Dilution	10,035,000	7,035,000

For the three- and nine- months ended January 31, 2023 and 2022, respectively, the effect of the Company’s outstanding stock options, convertible promissory notes, related parties and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4 –MINING INTEREST

The following is a summary of the Company’s equipment and mining interest on January 31, 2023 and April 30, 2022.

	January 31, 2023	April 30, 2022
Mining interest - Longstreet	578,167	566,167
Total	$578,167	$566,167

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

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the nine months ended January 31, 2023 and 2022, respectively, the Company paid the annual $12,000 advance royalty on the Longstreet Property.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2023

At January 31, 2023 and April 30, 2022, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5 – OTHER CURRENT ASSETS

On August 21, 2017, the Company entered into an Option and Lease of Water Rights, with High Test Hay, LLC (the “High Test Water Rights Agreement”). On August 21, 2022, the Company exercised its third and final option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months.

As of January 31, 2023 and April 30, 2022, the unamortized portion of the High Test Hay Water Rights Agreement and subsequent exercise of its option is $13,836 and $7,740, respectively.

On January 31, 2022, the Company issued 2,000,000 warrants to purchase common stock in accordance with an agreement whereby the Company will receive promotional services to be performed in the future. The fair value of the warrants issued was $87,871 was recorded as other current assets and will be amortized over subsequent periods when services are received. For the three-and nine-months ended January 31, 2023 and the year ended April 30, 2022, no share-based compensation has been recognized. (Note 8).

The following is a summary of the Company’s Other Current Assets at January 31, 2023 and April 30, 2022:

	January 31, 2023	April 30, 2022
Option on water rights lease agreement, net	$13,836	$7,740
Prepaid insurance	984	4,558
Prepaid promotion expense	125,084	125,084
Prepaid legal expense	1,950	1,950
Total	$141,854	$139,332

NOTE 6 – RELATED PARTY TRANSACTIONS

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

For the three months ended January 31, 2023, the Company recognized $7,500 in management and administrative expense under the consulting agreements. For the three months ended January 31, 2022, the Company recognized $29,000 in management and administrative expense under the consulting agreements.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2023

For the nine months ended January 31, 2023, the Company recognized $22,500 in management and administrative expense under the consulting agreements. For the nine months ended January 31, 2022, the Company recognized $173,000 in management and administrative expense under the consulting agreements.

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

The Convertible Promissory Notes are convertible at any time after the original issue date into a number of shares of the Company’s Common Stock, determined by dividing the amount to be converted by a conversion price equal to $0.05 per share. The Convertible Promissory Notes are convertible into an aggregate of 3,000,000 shares. At January 31, 2023 and April 30, 2022, the balance of the Convertible Promissory Notes was $150,000.

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

On July 5, 2022, the Company entered into a promissory note with an entity controlled by the Chairman of the Board of Directors and another Company director in the amount of $80,000. The proceeds repaid the April 12, 2022 and June 28, 2022 promissory notes outstanding. The July 5, 2022 promissory note has a maturity date of July 31, 2025 and accrues interest at 8% per annum. At January 31, 2023, the principal balance of the promissory note is $80,000.

On August 4, 2022, the Company entered into a promissory note with an entity controlled the Chairman of the Board of Directors and another Company director in the amount of $150,000. The promissory note has a maturity date of July 31, 2025 and accrues interest at 8% per annum. At January 31, 2023, the principal balance of the promissory note is $150,000.

On January 17, 2023, the Company entered into a promissory note with an entity controlled the Chairman of the Board of Directors and another Company director in the amount of $30,000. The promissory note has a maturity date of January 31, 2026 and accrues interest at 8% per annum. At January 31, 2023, the principal balance of the promissory note is $30,000.

For the three months ended January 31, 2023 and 2022, the Company recognized interest expense, related parties of $6,620 and $1,274, respectively. For the nine months ended January 31, 2023 and 2022, the Company recognized interest expense, related parties of $15,837 and $1,274, respectively.

At January 31, 2023 and April 30, 2022, the balance of accrued interest due to related parties is $18,449 and $3,226, respectively, which is included in “Accounts payable and other accrued liabilities”.

NOTE 7 – WARRANTS

On October 31, 2021, the Company granted 2,000,000 warrants to purchase Common Stock in lieu of cash payment for future promotional services. The warrants have an exercise price of $0.0442. The expiration date of the warrants is January 31, 2026. The fair value of the warrants granted was $87,871 and is included in “Other Current Assets” and will be amortized for services to be provided over the subsequent twelve months (Note 5).

The Company estimated the fair value of the October 31, 2021 warrants issued using the Black-Scholes model with the following information and range of assumptions:

Warrants issued	2,000,000
Fair value of warrant issuance	$87,871
Exercise price	$0.0442
Expected volatility	244.99%
Expected term	5 years
Risk free rate	1.18%

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2023

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

	Warrants	Weighted Average Exercise Price
Balance outstanding at April 30, 2021	6,789,667	$0.15
Issued	2,000,000	0.0442
Expired	(6,789,667)	(0.15)
Balance outstanding at April 30, 2022 and January 31, 2023	2,000,000	$0.0442

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

Options outstanding for mining interest totaled 935,000 at January 31, 2023 and April 30, 2022 and are fully vested. As of January 31, 2023, the remaining weighted average term of the option grants for mining interest was 1.58 years. As of January 31, 2023, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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

No options were issued, exercised, expired or forfeited under the Stock Option Plan during the three- and nine- months ended January 31, 2023 or 2022.

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of January 31, 2023 and April 30, 2022, respectively, there was no unrecognized compensation cost related to stock-based options and awards.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 31, 2023

The following table summarizes additional information about the options under the Company’s Stock Option Plan as of January 31, 2023:

	Options outstanding and exercisable
Date of Grant	Shares	Remaining Term (years)	Price
April 30, 2018	1,400,000	0.25	$0.065
April 30, 2021	2,700,000	3.25	0.06
Total options	4,100,000	2.22	$0.06

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

Options issued for:	Options	Weighted Average Remaining Term (years)	Weighted Average Exercise Price
Mining interests	935,000	1.58	$0.04
Stock option plan	4,100,000	2.22	0.06
Outstanding and exercisable at January 31, 2023	5,035,000	2.10	$0.06

The aggregate intrinsic value of all options vested and exercisable at January 31, 2023, was $Nil based on the Company’s closing price of $0.022 per common share at January 31, 2023. The Company’s current policy is to issue new shares to satisfy option exercises.

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

SELECTED FINANCIAL DATA.

	Nine months ended
	January 31, 2023	January 31, 2022
Revenues	$-	$-
Total operating expenses	237,776	337,832
Loss from operations	(237,776)	(337,832)
Other income (expense)	(17,055)	(1,991)
NET LOSS	$(254,831)	$(339,823)

Weighted average shares of common stock (basic and diluted)	97,290,810	97,290,810

Income (loss) per share (basic and diluted)	$ Nil	Nil

BALANCE SHEET INFORMATION	January 31, 2023	April 30, 2022
Working capital (deficit)	$92,784	$149,615
Total assets	821,306	845,714
Accumulated deficit	12,449,819	12,194,988
Stockholders’ equity	350,351	605,182

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

On March 1, 2023, the United States Forest Service (“USFS”) granted conditional approval of a new Plan of Operation (“POO”) to commence drilling for a Hydrology Study. The POO also enables additional drilling of other holes on the Main knob for geochemical analysis. The approval is contingent on the Company posting an additional bond of $18,500 and there are no impediments to drilling other than capital constraints.

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

Additional financing will be required in the future to complete all necessary steps to apply for a final permit. Although the Company believes it will be able to source additional financing there are no guarantees any needed financing will be available at the time needed or on acceptable terms, if at all. If the Company is unable to raise additional financing, when necessary, it may have to delay exploration efforts or property acquisitions or be forced to cease operations. Collaborative arrangements may require the Company to relinquish rights to certain of its mining claims.

RESULTS OF OPERATIONS

	For the three months ended
	January 31, 2023	January 31, 2022	$ Change	Pct. Change

Pre-development expense	$24,280	$11,768	$12,512	106.3%
Legal and professional fees	9,533	14,916	(5,383)	(36.1%)
Management and administrative	22,444	40,834	(18,390)	(45.0%)
Interest expense	406	262	144	55.0%
Interest expense, related party	6,620	1,274	5,346	419.6%
Interest income	-	(3)	3	(100.0%)
Total	$63,283	$69,051	$(5,768)	(8.4%)

	For the nine months ended
	January 31, 2023	January 31, 2022	$ Change	Pct. Change

Mineral exploration expense	$25,146	$25,146	$-	-
Pre-development expense	93,728	38,679	55,049	142.3%
Legal and professional fees	55,193	63,596	(8,403)	(13.2%)
Management and administrative	63,709	210,411	(146,702)	(69.7%)
Interest expense	1,218	786	432	55.0%
Interest expense, related party	15,837	1,274	14,563	1,143.1%
Interest income	-	(69)	69	(100.0%)
Total	$254,831	$339,823	$(84,992)	(25.0%)

The Company earned no operating revenue in 2022 or 2023 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended January 31, 2023 of $63,283 decreased by $5,768 from the 2022 total net loss of $69,051.

Total net loss for the nine months ended January 31, 2023 of $254,831 decreased by $84,992 from the 2022 total net loss of $339,823.

Mineral exploration expense

	For the nine months ended
	January 31, 2023	January 31, 2022	$ Change	Pct. Change
Claims	25,146	25,146	-	0.0%
Total mineral exploration expense	$25,146	$25,146	$-	0.0%

Mineral exploration expense for the nine months ended January 31, 2023 was $25,146 a change of $Nil from 2022 mineral exploration expense of $25,146. There was no mineral exploration expense for the three months ended January 31, 2023 and 2022. Aside from annual claims payments, there was no additional mineral exploration expense for the nine months ended January 31, 2023 and 2022, respectively.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit to construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended
	January 31, 2023	January 31, 2022	$ Change	Pct. Change
Field expense	$2,979	2,124	$855	40.3%
Technical consultants	15,000	-	15,000	N/A
Water rights costs	6,301	9,644	(3,343)	(34.7%)
Total pre-development expense	$24,280	$11,768	$12,512	106.3%

	For the nine months ended
	January 31, 2023	January 31, 2022	$ Change	Pct. Change
Field expense	$7,853	$4,119	$3,734	90.7%
Permits and fees	200	200	-	0.0%
Technical consultants	66,772	1,625	65,147	4,009.0%
Water rights costs	18,903	32,735	(13,832)	(42.3%)
Total pre-development expense	$93,728	$38,679	$55,049	142.3%

Pre-development expense for the three months ended January 31, 2023 was $24,280 an increase of $12,512 from 2022 pre-development expense of $11,768.

Technical consultant expense increased $15,000 to $15,000 for the three months ended January 31, 2023 compared to $Nil for the three months ended January 31, 2022.

Pre-development expense for the nine months ended January 31, 2023 was $93,728 compared to $38,679 for the nine months ended January 31, 2023. The Company engaged technical consultants to evaluate its financial model and validate costs in light of recent inflation in the general economy.

Legal and professional fees

	For the three months ended
	January 31, 2023	January 31, 2022	$ Change	Pct. Change
Audit and accounting	$6,025	$5,625	$400	7.1%
Legal fees	900	6,150	(5,250)	(85.4%)
Public company expense	2,517	3,063	(546)	(17.8%)
Investor relations	91	78	13	16.7%
Total legal and professional fees	$9,533	$14,916	$(5,383)	(36.1%)

	For the nine months ended
	January 31, 2023	January 31, 2022	$ Change	Pct. Change
Audit and accounting	$29,099	$27,217	$1,882	6.9%
Legal fees	4,964	14,900	(9,936)	(66.7%)
Public company expense	20,883	21,266	(383)	(1.8%)
Investor relations	247	213	34	16.0%
Total legal and professional fees	$55,193	$63,596	$(8,403)	(13.2%)

Legal and professional fees for the three months ended January 31, 2023 decreased by $5,383 compared to the three months ended January 31, 2022.

Legal and professional fees decreased by $8,403, from $63,596 for the three months ended January 31, 2022 to $55,193 for the nine months ended January 31, 2023. There are no pending legal issues or contingencies as of January 31, 2023.

General and administrative expense

	For the three months ended
	January 31, 2023	January 31, 2022	$ Change	Pct. Change
Auto and travel	$-	$50	$(50)	(100.0%)
General administrative and insurance	13,747	11,163	2,584	23.1%
Management fees and payroll	7,500	29,000	(21,500)	(74.1%)
Office and computer expense	1,102	527	575	109.1%
Telephone and utilities	95	94	1	1.1%
Total	$22,444	$40,834	$(18,390)	(45.0%)

	For the nine months ended
	January 31, 2023	January 31, 2022	$ Change	Pct. Change
Auto and travel	$94	$1,285	(1,191)	(92.7%)
General administrative and insurance	38,891	33,879	5,012	14.8%
Management fees and payroll	22,500	173,000	(150,500)	(87.0%)
Office and computer expense	1,940	1,822	118	6.5%
Telephone and utilities	284	425	(141)	(33.2%)
Total	$63,709	$210,411	$(146,702)	(69.7%)

Total general and administrative expense decreased by $18,390, for the three months ended January 31, 2023 to $22,444 compared to $40,834 for the three months ended January 31, 2022. Total general and administrative expense decreased $146,702 for the nine months ended January 31, 2023 to $63,709 compared to $210,411 for the nine months ended January 31, 2022.

Management fees decreased by $21,500 and $150,500 for the three- and nine- month periods ended January 31, 2023, respectively, as management fees were not accrued for the periods then ended.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL	January 31, 2023	April 30, 2022
Current assets	$153,739	$190,147
Current liabilities	60,955	40,532
Working capital	$92,784	$149,615

	Nine months ended
CASH FLOWS	January 31, 2023	January 31, 2022
Cash flow used by operating activities	$(236,930)	$(221,542)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	210,000	-
Net decrease in cash during period	$(38,930)	$(233,542)

As of January 31, 2023, the Company had cash on hand of $11,885. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended January 31, 2023 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

For the three months ended January 31, 2023, the Company sold no common stock.

During the three months ended January 31, 2023, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

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

STAR GOLD CORP.

Date:	March 22, 2023	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	March 22, 2023		/s/ KELLY J. STOPHER
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)