Form 10-K
period 2023-04-30
Star Gold Corp.
filed 2023-09-14
CIK 1401835

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

 Commission File Number 000-52711

STAR GOLD CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1875 N. Lakeview Drive, Suite 303 Coeur d’Alene, Idaho (Address of principal executive office)	83814 (Postal Code)

(208) 664-5066

(Issuer’s telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:	None
SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:	Common Stock, $0.001 par value

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

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒     Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Company had $Nil in operating revenue during the year.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2022 was $596,699.

As of September 14, 2023  there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

STAR GOLD CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED April 30, 2023

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending April 30, 2023. The following statements may be forward-looking in nature and actual results may differ materially.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 1875 N. Lakeview Drive, Suite 303 Coeur d’Alene, ID 83814. The telephone number is (208) 664-5066. Star Gold Corp. does not currently own title to any real property.

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

During the fiscal year ended April 30, 2023, the Company had a net loss of $424,840  in connection with the maintenance and exploration of its mineral properties and the operation of the exploration business. The Company therefore expects to continue to incur significant losses into the foreseeable future. The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations. At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business. The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

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

Should the Company issue additional shares to finance its business activities, investors’ interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are outstanding 2,000,000 Common Share purchase warrants exercisable into 2,000,000 shares of common stock, 3,435,000options granted that are exercisable into 3,435,000 shares of common stock, and $462,500 of promissory notes convertible to 19,562,370 shares of common stock.   If these are exercised or converted, these would represent approximately 20.4% of the Company’s then issued and outstanding shares. If all the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders. The dilution may result in a decline in the market price of the Company’s shares.

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

Company Directors and Officers own 29,368,668 shares of the Company’s outstanding common stock (30.2%) which may cause corporate decisions influenced by the Directors and Officers to appear to be inconsistent with the interests of other stockholders.

Company directors and/or officers as a group control a combined 30.2% of the issued and outstanding shares of the Company’s common stock. Accordingly, while none of the current directors and/or officers (individually or collectively) can control, as shareholders, who is elected to the Board of Directors, since these individuals are not simply passive investors but are also active members of Company management, their interests as directors and/or officers and shareholders may, at times, be adverse to those interests of merely passive investors. Where those conflicts exist, stockholders will be dependent upon management exercising their fiduciary duties as members of the Board of Directors and/or as an officer. Also, due to their stock ownership position, members of the Company’s management team will have: (i) the ability to substantially influence the outcome of many (if not most) corporate actions requiring stockholder approval, including amendments to the Company’s Articles of Incorporation; and (ii) the ability to substantially influence corporate combinations or similar transactions that might benefit minority stockholders which may not be supported by management to the detriment of smaller and/or passive investors.

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

The Company headquarters are located at 1875 N. Lakeview Drive, Suite 303, Coeur d’Alene, Idaho, 83814. The Company believes this office space and facilities are sufficient to meet the Company’s present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

The Company currently does not own any real property.

The Company is a pre-development stage company with no proven or probable mineral reserves. There is no assurance that a commercially viable mineral deposit exists at the Longstreet Property. Further exploration will be required before any final determination as to the economic or legal feasibility may be made as to the Company’s property.

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

A list of claims, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

	BLM Listed	NMC	Area
Claim Name	Owner	Number	(Acres)	Date Located	Renewal date
Morning Star	Roy Clifford et al	96719	20	7/1/1957	9/1/2023
Longstreet 11	Roy Clifford et al	164002	20	6/14/1980	9/1/2023
Longstreet 12	Roy Clifford et al	164003	20	6/14/1980	9/1/2023
Longstreet 14	Roy Clifford et al	164005	20	6/14/1980	9/1/2023
Longstreet 15	Roy Clifford et al	164006	20	6/14/1980	9/1/2023
Longstreet 1A	Great Basin Resources, Inc.	799562	20	1/22/1999	9/1/2023
Longstreet 2A	Great Basin Resources, Inc.	799563	20	1/22/1999	9/1/2023
Longstreet 3A	Great Basin Resources, Inc.	799564	20	1/22/1999	9/1/2023
Longstreet 6A	Great Basin Resources, Inc.	799565	20	1/22/1999	9/1/2023
Longstreet 7A	Great Basin Resources, Inc.	799566	20	1/22/1999	9/1/2023
Longstreet 8A	Great Basin Resources, Inc.	799567	20	1/22/1999	9/1/2023
Longstreet 9A	Great Basin Resources, Inc.	799568	20	1/22/1999	9/1/2023
Longstreet 16A	Great Basin Resources, Inc.	799569	20	1/22/1999	9/1/2023
Longstreet 13	Great Basin Resources, Inc.	799570	20	1/22/1999	9/1/2023
Longstreet 32	Great Basin Resources, Inc.	799571	20	1/22/1999	9/1/2023
Longstreet 34	Great Basin Resources, Inc.	799572	20	1/22/1999	9/1/2023
Longstreet 4A	Great Basin Resources, Inc.	836168	20	2/2/2002	9/1/2023
Longstreet 5A	Great Basin Resources, Inc.	836169	20	2/2/2002	9/1/2023
Longstreet 8	Great Basin Resources, Inc.	836170	20	2/2/2002	9/1/2023
Longstreet 10	Great Basin Resources, Inc.	836171	20	2/2/2002	9/1/2023
Longstreet 10A	Great Basin Resources, Inc.	836172	20	2/2/2002	9/1/2023
Longstreet 28	Great Basin Resources, Inc.	836173	20	2/2/2002	9/1/2023
Longstreet 30	Great Basin Resources, Inc.	836174	20	2/2/2002	9/1/2023
Longstreet 36	Great Basin Resources, Inc.	836175	20	2/2/2002	9/1/2023
Longstreet 37	Great Basin Resources, Inc.	836176	20	2/2/2002	9/1/2023
Longstreet 39	Great Basin Resources, Inc.	836177	20	2/2/2002	9/1/2023
Longstreet 41	Great Basin Resources, Inc.	836178	20	2/2/2002	9/1/2023
Longstreet 43	Great Basin Resources, Inc.	836179	20	2/2/2002	9/1/2023
Longstreet 45	Great Basin Resources, Inc.	836180	20	2/2/2002	9/1/2023
Longstreet 47	Great Basin Resources, Inc.	836181	20	2/2/2002	9/1/2023

	BLM Listed	NMC	Area
Claim Name	Owner	Number	(Acres)	Date Located	Renewal date
Longstreet 49	Great Basin Resources, Inc.	836182	20	2/2/2002	9/1/2023
Longstreet 101	Great Basin Resources, Inc.	836183	20	2/2/2002	9/1/2023
Longstreet 102	Great Basin Resources, Inc.	836184	20	2/2/2002	9/1/2023
Longstreet 103	Great Basin Resources, Inc.	836185	20	2/2/2002	9/1/2023
Longstreet 104	Great Basin Resources, Inc.	836186	20	2/2/2002	9/1/2023
Longstreet 105	Great Basin Resources, Inc.	836187	20	2/2/2002	9/1/2023
Longstreet 106	Great Basin Resources, Inc.	836188	20	2/2/2002	9/1/2023
Longstreet 107	Great Basin Resources, Inc.	836189	20	2/2/2002	9/1/2023
Longstreet 108	Great Basin Resources, Inc.	836190	20	2/2/2002	9/1/2023
Longstreet 12	Great Basin Resources, Inc.	843867	20	2/25/2003	9/1/2023
Longstreet 14	Great Basin Resources, Inc.	843868	20	2/25/2003	9/1/2023
Longstreet 16	Great Basin Resources, Inc.	843869	20	2/25/2003	9/1/2023
Longstreet 18	Great Basin Resources, Inc.	843870	20	2/25/2003	9/1/2023
Longstreet 20	Great Basin Resources, Inc.	843871	20	2/25/2003	9/1/2023
Longstreet 26	Great Basin Resources, Inc.	843872	20	2/25/2003	9/1/2023
Longstreet 42	Great Basin Resources, Inc.	843873	20	2/25/2003	9/1/2023
Longstreet 44	Great Basin Resources, Inc.	843874	20	2/25/2003	9/1/2023
Longstreet 46	Great Basin Resources, Inc.	843875	20	2/25/2003	9/1/2023
Longstreet 48	Great Basin Resources, Inc.	843876	20	2/25/2003	9/1/2023
Longstreet 50	Great Basin Resources, Inc.	843877	20	2/25/2003	9/1/2023
Longstreet 40	Great Basin Resources, Inc.	851568	20	2/25/2003	9/1/2023
Longstreet 118	Great Basin Resources, Inc.	851569	20	9/29/2003	9/1/2023
Longstreet 119	Great Basin Resources, Inc.	851570	20	9/29/2003	9/1/2023
Longstreet 120	Great Basin Resources, Inc.	851571	20	9/29/2003	9/1/2023
Longstreet 121	Great Basin Resources, Inc.	851572	20	9/29/2003	9/1/2023
Longstreet 122	Great Basin Resources, Inc.	851573	20	9/29/2003	9/1/2023
Longstreet 123	Great Basin Resources, Inc.	851574	20	9/29/2003	9/1/2023
Longstreet 124	Great Basin Resources, Inc.	851575	20	9/29/2003	9/1/2023
Longstreet 109	Great Basin Resources, Inc.	855021	20	2/25/2003	9/1/2023
Longstreet 110	Great Basin Resources, Inc.	855022	20	2/25/2003	9/1/2023
Longstreet 111	Great Basin Resources, Inc.	855023	20	2/25/2003	9/1/2023
Longstreet 112	Great Basin Resources, Inc.	855024	20	2/25/2003	9/1/2023
Longstreet 113	Great Basin Resources, Inc.	855025	20	2/25/2003	9/1/2023
Longstreet 114	Great Basin Resources, Inc.	855026	20	2/25/2003	9/1/2023
Longstreet 115	Great Basin Resources, Inc.	855027	20	2/25/2003	9/1/2023
Longstreet 56	Great Basin Resources, Inc.	1025831	20	7/9/2010	9/1/2023
Longstreet 57	Great Basin Resources, Inc.	1025832	20	7/9/2010	9/1/2023
Longstreet 58	Great Basin Resources, Inc.	1025833	20	7/9/2010	9/1/2023
Longstreet 59	Great Basin Resources, Inc.	1025834	20	7/9/2010	9/1/2023
Longstreet 60	Great Basin Resources, Inc.	1025835	20	7/9/2010	9/1/2023
Longstreet 61	Great Basin Resources, Inc.	1025836	20	7/9/2010	9/1/2023
Longstreet 62	Great Basin Resources, Inc.	1025837	20	7/9/2010	9/1/2023
Longstreet 63	Great Basin Resources, Inc.	1025838	20	7/9/2010	9/1/2023
Longstreet 64	Great Basin Resources, Inc.	1025839	20	7/9/2010	9/1/2023

	BLM Listed	NMC	Area
Claim Name	Owner	Number	(Acres)	Date Located	Renewal date
Longstreet 65	Great Basin Resources, Inc.	1025840	20	7/9/2010	9/1/2023
Longstreet 200	Great Basin Resources, Inc.	1073640	20	6/22/2012	9/1/2023
Longstreet 201	Great Basin Resources, Inc.	1073641	20	6/22/2012	9/1/2023
Longstreet 202	Great Basin Resources, Inc.	1073642	20	6/22/2012	9/1/2023
Longstreet 203	Great Basin Resources, Inc.	1073643	20	6/22/2012	9/1/2023
Longstreet 204	Great Basin Resources, Inc.	1073644	20	6/22/2012	9/1/2023
Longstreet 205	Great Basin Resources, Inc.	1073645	20	6/22/2012	9/1/2023
Longstreet 206	Great Basin Resources, Inc.	1073646	20	6/22/2012	9/1/2023
Longstreet 207	Great Basin Resources, Inc.	1073647	20	6/22/2012	9/1/2023
Longstreet 208	Great Basin Resources, Inc.	1073648	20	6/22/2012	9/1/2023
Longstreet 209	Great Basin Resources, Inc.	1073649	20	6/22/2012	9/1/2023
Longstreet 210	Great Basin Resources, Inc.	1073650	20	6/22/2012	9/1/2023
Longstreet 211	Great Basin Resources, Inc.	1073651	20	6/22/2012	9/1/2023
Longstreet 212	Great Basin Resources, Inc.	1073652	20	6/22/2012	9/1/2023
Longstreet 213	Great Basin Resources, Inc.	1073653	20	6/22/2012	9/1/2023
Longstreet 214	Great Basin Resources, Inc.	1073654	20	6/22/2012	9/1/2023
Longstreet 215	Great Basin Resources, Inc.	1073655	20	6/22/2012	9/1/2023
Longstreet 216	Great Basin Resources, Inc.	1073656	20	6/22/2012	9/1/2023
Longstreet 217	Great Basin Resources, Inc.	1073657	20	6/22/2012	9/1/2023
Longstreet 218	Great Basin Resources, Inc.	1073658	20	6/22/2012	9/1/2023
Longstreet 219	Great Basin Resources, Inc.	1073659	20	6/22/2012	9/1/2023
Longstreet 220	Great Basin Resources, Inc.	1073660	20	6/22/2012	9/1/2023
Longstreet 210	Great Basin Resources, Inc.	1073661	20	6/22/2012	9/1/2023
Longstreet 220	Great Basin Resources, Inc.	1073662	20	6/22/2012	9/1/2023
Longstreet 223	Great Basin Resources, Inc.	1073663	20	6/22/2012	9/1/2023
Longstreet 224	Great Basin Resources, Inc.	1073664	20	6/22/2012	9/1/2023
Longstreet 225	Great Basin Resources, Inc.	1073665	20	6/22/2012	9/1/2023
Longstreet 226	Great Basin Resources, Inc.	1073666	20	6/22/2012	9/1/2023
Longstreet 227	Great Basin Resources, Inc.	1073667	20	6/22/2012	9/1/2023
Longstreet 228	Great Basin Resources, Inc.	1073668	20	6/22/2012	9/1/2023
Longstreet 229	Great Basin Resources, Inc.	1073669	20	6/22/2012	9/1/2023
Longstreet 230	Great Basin Resources, Inc.	1073670	20	6/22/2012	9/1/2023
Longstreet 231	Great Basin Resources, Inc.	1073671	20	6/22/2012	9/1/2023
Longstreet 232	Great Basin Resources, Inc.	1073672	20	6/22/2012	9/1/2023
Longstreet 233	Great Basin Resources, Inc.	1073673	20	6/22/2012	9/1/2023
Longstreet 234	Great Basin Resources, Inc.	1073674	20	6/22/2012	9/1/2023
Longstreet 235	Great Basin Resources, Inc.	1073675	20	6/22/2012	9/1/2023
Longstreet 236	Great Basin Resources, Inc.	1073676	20	6/22/2012	9/1/2023
Longstreet 237	Great Basin Resources, Inc.	1073677	20	6/22/2012	9/1/2023
Longstreet 66	Great Basin Resources, Inc.	1080730	20	9/5/2012	9/1/2023
Longstreet 238	Great Basin Resources, Inc.	1080731	20	9/5/2012	9/1/2023
Longstreet 239	Great Basin Resources, Inc.	1080732	20	9/5/2012	9/1/2023
Longstreet 240	Great Basin Resources, Inc.	1080733	20	9/5/2012	9/1/2023
Longstreet 241	Great Basin Resources, Inc.	1080734	20	9/5/2012	9/1/2023

	BLM Listed	NMC	Area
Claim Name	Owner	Number	(Acres)	Date Located	Renewal date
Longstreet 242	Great Basin Resources, Inc.	1080735	20	9/5/2012	9/1/2023
Longstreet 243	Great Basin Resources, Inc.	1080736	20	9/5/2012	9/1/2023
Longstreet 244	Great Basin Resources, Inc.	1080737	20	9/5/2012	9/1/2023
Longstreet 245	Great Basin Resources, Inc.	1080738	20	9/5/2012	9/1/2023
Longstreet 246	Great Basin Resources, Inc.	1080739	20	9/5/2012	9/1/2023
Longstreet 247	Great Basin Resources, Inc.	1080740	20	9/5/2012	9/1/2023
Longstreet 248	Great Basin Resources, Inc.	1080741	20	9/5/2012	9/1/2023
Longstreet 301	Great Basin Resources, Inc.	1116062	20	10/21/2015	9/1/2023
Longstreet 302	Great Basin Resources, Inc.	1116063	20	10/21/2015	9/1/2023
Longstreet 303	Great Basin Resources, Inc.	1116064	20	10/21/2015	9/1/2023
Longstreet 304	Great Basin Resources, Inc.	1116065	20	10/22/2015	9/1/2023
Longstreet 305	Great Basin Resources, Inc.	1116066	20	10/23/2015	9/1/2023
Longstreet 306	Great Basin Resources, Inc.	1116067	20	10/23/2015	9/1/2023
Longstreet 307	Great Basin Resources, Inc.	1116068	20	10/24/2015	9/1/2023
Longstreet 308	Great Basin Resources, Inc.	1116069	20	10/25/2015	9/1/2023
Longstreet 309	Great Basin Resources, Inc.	1116070	20	10/26/2015	9/1/2023
Longstreet 310	Great Basin Resources, Inc.	1116071	20	10/26/2015	9/1/2023
Longstreet 311	Great Basin Resources, Inc.	1116072	20	10/26/2015	9/1/2023
Longstreet 312	Great Basin Resources, Inc.	1116073	20	10/27/2015	9/1/2023
Longstreet 313	Great Basin Resources, Inc.	1116074	20	10/20/2015	9/1/2023
Longstreet 314	Great Basin Resources, Inc.	1116075	20	10/20/2015	9/1/2023
Longstreet 315	Great Basin Resources, Inc.	1116076	20	10/20/2015	9/1/2023
Longstreet 316	Great Basin Resources, Inc.	1116077	20	10/20/2015	9/1/2023
Longstreet 317	Great Basin Resources, Inc.	1116078	20	10/20/2015	9/1/2023
			2,840

Star Gold must make annual claim filing fees ($165.00 per claim in 2020) with the Bureau of Land Management (BLM), and Nevada/Nye County claim filing fees of $12.00 per claim plus $12.00 for filing with the Nye County office at Tonopah, NV. The fiscal year ended April 30, 2023 annual claim payments totaled $25,146.

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

2013 Drill Results Longstreet (≥ 5 feet @ ≥ 0.01 oz./ton gold equivalent) 08/26/13
	From	To	Interval	TRUE	Gold	Silver	TRUE	Gold	Silver	Au Equiv.
Hole No.	(feet)	(feet)	(feet)	Width	(oz./ton)	(oz./ton)	Width (m)	(g/t)	(g/t)	(oz./ton)
LS-1301	45	50	5	5	0.008	0.274	1.5	0.263	9.4	0.012
	150	160	10	10	0.016	0.058	3.0	0.535	2.0	0.017
	190	215	25	25	0.009	0.141	7.6	0.300	4.8	0.011
LS-1302	0	40	40	36	0.015	0.894	11.0	0.516	30.6	0.030
	70	165	95	85.5	0.009	0.482	26.1	0.307	16.5	0.017
	205	270	65	58.5	0.012	0.444	17.8	0.396	15.2	0.019
LS-1303	85	110	25	25	0.003	0.935	7.6	0.098	32.0	0.018
	145	150	5	5	0.009	0.105	1.5	0.292	3.6	0.010
	165	170	5	5	0.007	0.201	1.5	0.238	6.9	0.010
	185	230	45	45	0.006	0.374	13.7	0.191	12.8	0.012
	255	300	45	45	0.004	0.326	13.7	0.148	11.2	0.010
LS-1304	35	50	15	15	0.004	0.388	4.6	0.130	13.3	0.010
	60	85	25	25	0.008	0.384	7.6	0.258	13.1	0.014
	130	155	25	25	0.065	0.467	7.6	2.218	16.0	0.073
LS-1305	15	30	15	15	0.007	0.184	4.6	0.226	6.3	0.010
	45	145	100	100	0.009	0.306	30.5	0.305	10.5	0.014
	210	220	10	10	0.006	0.291	3.0	0.220	10.0	0.011
LS-1306	45	50	5	5	0.004	0.523	1.5	0.120	17.9	0.012
	205	295	90	90	0.003	0.521	27.4	0.095	17.9	0.011
LS-1307	120	145	25	25	0.007	0.783	7.6	0.236	26.8	0.020
LS-1308	85	90	5	5	0.009	0.146	1.5	0.314	5.0	0.012
	180	190	10	10	0.003	0.444	3.0	0.101	15.2	0.010
	280	340	60	60	0.003	0.833	18.3	0.104	28.5	0.017
LS-1309	0	10	10	10	0.015	0.304	3.0	0.509	10.4	0.020
	40	265	225	225	0.022	0.678	68.6	0.750	23.2	0.033
	330	340	10	10	0.005	0.492	3.0	0.169	16.9	0.013
LS-1310	0	20	20	20	0.010	0.349	6.1	0.342	12.0	0.016
LS-1311	0	30	30	30	0.004	0.471	9.1	0.140	16.1	0.012
	50	115	65	65	0.010	0.798	19.8	0.351	27.3	0.024
	350	360	10	10	0.002	0.581	3.0	0.070	19.9	0.012
LS-1312	45	60	15	15	0.010	0.091	4.6	0.343	3.1	0.012
	120	125	5	5	0.005	0.321	1.5	0.172	11.0	0.010
	150	255	105	105	0.012	1.056	32.0	0.423	36.2	0.030
	290	380	90	90	0.006	0.494	27.4	0.191	16.9	0.014
LS-1313	0	15	15	15	0.009	0.288	4.6	0.308	9.9	0.014
	50	105	55	55	0.019	0.735	16.8	0.641	25.2	0.031
	120	130	10	10	0.004	0.720	3.0	0.138	24.7	0.016
	160	200	40	40	0.038	0.810	12.2	1.300	27.7	0.051
	245	250	5	5	0.013	0.277	1.5	0.439	9.5	0.017
LS-1314	0	65	65	65	0.017	0.787	19.8	0.572	27.0	0.030
	245	340	95	95	0.004	1.424	29.0	0.134	48.8	0.028
	355	380	25	25	0.003	0.423	7.6	0.102	14.5	0.010
LS-1315	0	15	15	15	0.005	0.318	4.6	0.176	10.9	0.010
	50	55	5	5	0.012	0.520	1.5	0.406	17.8	0.021
	95	100	5	5	0.003	0.742	1.5	0.093	25.4	0.015
	145	150	5	5	0.002	1.323	1.5	0.056	45.3	0.024
	205	210	5	5	0.003	0.689	1.5	0.092	23.6	0.014
LS-1316	0	30	30	30	0.014	0.215	9.1	0.482	7.4	0.018
	175	185	10	10	0.010	0.254	3.0	0.334	8.7	0.014
	220	225	5	5	0.012	0.239	1.5	0.408	8.2	0.016
	240	280	40	40	0.019	0.596	12.2	0.651	20.4	0.029
LS-1317	50	55	5	5	0.004	0.493	1.5	0.153	16.9	0.013
	95	100	5	5	0.003	0.432	1.5	0.096	14.8	0.010
LS-1318	0	15	15	15	0.009	0.450	4.6	0.323	15.4	0.017
	25	75	50	50	0.005	0.281	15.2	0.186	9.6	0.010
LS-1319	0	20	20	20	0.015	0.190	6.1	0.503	6.5	0.018
	175	205	30	30	0.032	10.340	9.1	1.087	354.1	0.204
including	180	185	5	5	0.166	54.312	1.5	5.690	1,860.0	1.071
LS-1320				Hole abandoned at 100 feet. No +0.01 Au Equiv. results

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

.1 Gold Head Assays and Head Grade Comparisons

Longstreet Composites
	SMC, g/mt		UMC, g/mt		BMC, g/mt
Determination	Au	Ag	Au	Ag	Au	Ag
Direct Assay, Init.	0.21	17	0.7	67	0.57	40
Direct Assay, Dup.	0.67	34	0.82	63	0.66	41
Direct Assay, Trip.	0.37	21	1.09	53	0.77	50
Average	0.42	24	0.87	61	0.67	44
Std. Deviation	0.23	9	0.2	7	0.1	6

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

Summary results from bottle roll testing are as follows:

2 Bottle Roll Test Results, 2013

Table 1. - Summary Metallurgical Results, Bottle Roll Tests, Longstreet Mine Composites
		NaCN	Au	gAu/mt ore				Ag	gAg/mt ore				Reagent Requirements
	Feed	Conc.	Recovery,			Calculated	Head	Recovery,			Calculated	Head	kg/mt ore
Composite	Size	g/L	%	Extracted	Tail	Head	Assay	%	Extracted	Tail	Head	Assay	NaCN Cons.	Lime Added
SMC	80%-1.7mm	1	80.6	0.25	0.06	0.31	0.42	20	5	20	25	24	0.08	2.1
UMC	80%-1.7mm	1	81.9	0.68	0.15	0.83	0.87	18.9	10	43	53	61	0.13	3.4

BMC	100%-50mm	1	62.9	0.44	0.26	0.7	0.67	3.6	2	54	56	44	0.07	1.3
BMC	80%-19mm	1	67.1	0.51	0.25	0.76	0.67	12.8	5	34	39	44	0.07	2.1
BMC	80%-6.3mm	1	77.9	0.53	0.15	0.68	0.67	13.6	6	38	44	44	<0.07	3.0
BMC	80%-1.7mm	1	81.3	0.52	0.12	0.64	0.67	17.5	7	33	40	44	0.13	2.5

BMC	80%-19mm	5	76.4	0.55	0.17	0.72	0.67	14.6	6	35	41	44	0.48	1.0
BMC	80%-6.3mm	5	77.6	0.45	0.13	0.58	0.67	14	6	37	43	44	0.67	1.0
BMC	80%-75µm	5	88.7	0.47	0.06	0.53	0.67	60.6	20	13	33	44	0.91	1.3

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

3 Summary Metallurgical Test Results

Summary Metallurgical Results, Column Percolation Leach Tests, Longstreet Mine Composites,
80%-19mm Feed Size
								NaCN
Sample	Test	Leach/rinse	mt/mt ore	g Au/mt ore	Average	g Ag/mt ore	Average	consumed	Lime added
I.D.	No.	Time, days		Extracted	Head	Extracted	Head	kg/mt ore	kg/mt ore
SMC	P-1	153	4.8	0.32	0.38	5	24	1.45	1.7
UMC	P-2	158	5.3	0.59	0.85	7	60	1.90	2.7
BMC	P-3	158	5.2	0.63	0.68	8	45	1.78	2.0

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the year ended April 30, 2023, the Company’s exploration properties were not subject to regulation by the MSHA under the Mine Act.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

General

Star Gold Corp. authorized capital stock consists of 1,000,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of September 13, 2023, there were 97,290,810 shares of Star Gold Corp. common stock issued and outstanding. The Company has not issued any shares of preferred stock.

Market Information

The Company’s shares are quoted via the OTC:QB under the symbol “SRGZ.”

At September 13, 2023, the price per share quoted on the OTCQB was $0.02.

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

Recent Sales of Unregistered Securities

On October 31, 2021, the Company issued 2,000,000 warrants to purchase common stock in lieu of cash payment for services. The warrants have an exercise price of $0.0442 based on the closing price of the Company’s common stock on the date of grant and vest immediately. The expiration date of the warrants is October 31, 2026. The fair value of the warrants issued was $87,871, which was included in "Other Current Assets" as of April 30, 2022,  was written off during the year ended April 30, 2023 (Note 5).

On November 30, 2021, the Company entered into four Convertible Promissory Notes with certain officers and directors of the Company in consideration of deferred compensation totaling $150,000. The notes accrue interest at 5% per annum with monthly interest-only payments through April 30, 2025. The Company is scheduled to make 41 monthly interest payments beginning no later than December 31, 2021. The Company has not made payments on the installments and accrued interest of $3,103 as of April 30, 2023.

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

On April 14, 2023, the Company issued four convertible promissory notes (the "April 14, 2023 Notes") with an aggregate principal amount $312,500.  One note was issued to a related party, controlled by two members of the Board, in conversion and satisfaction of three existing promissory notes, totaling $260,000 issued by the Company on July 5, 2022, August 4, 2022 and January 17, 2023 respectively.  Three of the April 14, 2023 Notes were issued to an officer, a member of the Company’s Board of Directors and an entity controlled by two members of the Board of Directors in exchange for loans to the Company, by those parties, totaling $52,500.

For the year ended April 30, 2023, the Company sold no common stock.

All unregistered sales of equity securities during the period covered by this Annual Report were previously disclosed in the Company’s Current Reports on Form 8-K and its Quarterly Reports on Form 10-Q.

During the fiscal year ended April 30, 2023, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the year ended
	April 30, 2023	April 30, 2022
Revenues	$-	$-
Total operating expenses	400,552	389,033
Loss from operations	(400,552)	(389,033)
Other income (expense)	(24,288)	(4,162)
NET LOSS	$(424,840)	$(393,195)

Weighted average shares of common stock (basic and diluted)	97,290,810	97,290,810

Income (loss) per share (basic and diluted)	Nil	Nil

Balance Sheet Information:

	April 30, 2023	April 30, 2022
Working capital	$(9,725)	$149,615
Total assets	712,290	845,714
Accumulated deficit	12,619,828	12,194,988
Stockholders’ equity	180,342	605,182

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

The Company maintains a corporate office in Coeur d’Alene, Idaho. This is the primary administrative office for the Company and is utilized by Board Chairman Lindsay Gorrill and Chief Financial Officer Kelly Stopher.

The drilling permit granted from the Bureau of Land Management (“BLM”) in September 2019 expired in December 2022. The permit allowed the Company to commence drilling mainly for the Hydrology Study but also enabling drilling of other holes on the Main knob for geochemical analysis. A bond has been obtained and there are no impediments to drilling other than capital constraints. The Company will apply for an extension of the permit.

For the fiscal year ending April 30, 2024, the Company plans to commence the following activities as it prepares to draft its Environmental Impact Statement (“EIS”) on the Longstreet Project:

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

RESULTS OF OPERATIONS

	For the years ended April 30,
	2023	2022	$ Change	% Change
Mineral exploration expense	$25,146	$25,146	$-	0.0%
Pre-development expense	102,455	57,274	45,181	78.9%
Legal and professional fees	67,157	77,067	(9,910)	(12.9)%
Management and administrative	205,794	229,546	(23,752)	(10.3)%
Interest expense	1,693	1,006	687	68.3%
Interest expense, related party	22,597	3,226	19,371	600.5%
Interest (income)	(2)	(70)	68	(97.1)%
NET LOSS	$424,840	$393,195	$31,645	8.0%

The Company earned no operating revenue in 2023 or 2022 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the year ended April 30, 2023 of $424,840 increased by $31,645 from the 2022 total net loss of $393,195.

Mineral exploration expense

	For the years ended April 30,
	2023	2022	$ Change	% Change
Claims	25,146	25,146	-	0.0%
Total mineral exploration expense	25,146	25,146	$-	0.0%

Mineral exploration expense for the year ended April 30, 2023 was $25,146 which remained the same as the 2022 mineral exploration expense of $25,146. Aside from annual claims payments, there was no additional mineral exploration expense for the year ended April 30, 2023 and 2022, respectively.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit to construct a mine at the Longstreet site.

Pre-development expense

	For the years ended April 30,
	2023	2022	$ Change	% Change
Environmental impact and plan of operation	$1,823	$-	$1,823	(100.0)%
Field expense	7,160	4,119	3,041	73.8%
Permits and fees	200	200	-	0.0%
Project management	-	1,625	(1,625)	(100.0)%
Technical consultants	68,272	12,500	55,772	446.2%
Water rights costs	25,000	38,830	(13,830)	(35.6)%
Total pre-development expense	$102,455	$57,274	$45,181	78.9%

Pre-development expense for the year ended April 30, 2023 was $102,455 , an increase of  $45,181 from 2022 pre-development expense of $57,274.

Technical consultant expense increased to $68,272 in 2023 as the Company engaged technical consultants to evaluate its financial model and validate costs in light of recent inflation in the general economy.

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

Legal and professional fees

	For the years ended April 30,
	2023	2022	$ Change	% Change
Audit and accounting	$32,849	$30,717	$2,132	6.9%
Legal fees	10,609	19,380	(8,771)	(45.3)%
Public company expense	23,372	26,679	(3,307)	(12.4)%
Investor relations	327	291	36	12.4%
Total legal and professional fees	$67,157	$77,067	$(9,910)	(12.9)%

Audit and accounting fees for the year ended April 30, 2023 increased by $2,132 compared to the year ended April 30, 2022.

Legal fees increased $2,132, from $19,380 for the year ended April 30, 2022 to $32,849 for the year ended April 30, 2023. The decrease in legal fees for the year ended April 30, 2023 was due to a decreased need for legal services related to compliance, property transfer and corporate transaction matters. There are no pending legal issues or contingencies as of April 30, 2023.

Management and administrative expense

	For the years ended April 30,
	2023	2022	$ Change	% Change
Auto and travel	$94	$3,399	$(3,305)	(97.2)%
Advertising and promotion	125,084	-	125,084	#DIV/0!
General administrative and insurance	47,696	42,696	5,000	11.7%
Management fees and payroll	30,000	180,500	(150,500)	(83.4)%
Office and computer expense	2,540	2,433	107	4.4%
Telephone and utilities	380	518	(138)	(26.6)%
Total management and administrative	$205,794	$229,546	$(23,752)	(10.3)%

Total management and administrative expense decreased $23,752 for the year ended April 30, 2023 to $205,794 compared to $229,546 for the year ended April 30, 2022.

Management fees decreased  $150,500 for the year ended April 30, 2023 as management fees were not accrued for the period then ended. Effective December 1, 2021, management amended certain portions of four respective consulting agreements to include suspension of $21,500 in monthly accrual of fees.

LIQUIDITY AND FINANCIAL CONDITION

	April 30, 2023	April 30, 2022
WORKING CAPITAL
Current assets	$44,723	$190,147
Current liabilities	54,448	40,532
Working capital	$(9,725)	$149,615

	For the year ended
	April 30, 2023	April 30, 2022
CASH FLOWS
Cash flow used by operating activities	$(282,810)	$(253,129)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	277,500	50,000
Net change in cash during period	$(17,310)	$(215,129)

As of April 30, 2023, the Company had cash on hand of $33,505. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of April 30, 2023, including:

34	Report of Independent Registered Public Accounting Firm (PCAOB ID:444);
35	Balance Sheets as of April 30, 2023 and 2022;
36	Statements of Operations for the years ended April 30, 2023 and 2022;
37	Statement of Changes in Stockholders’ Equity for the years ended April 30, 2023 and 2022;
38	Statements of Cash Flows for the years ended April 30, 2023 and 2022;
39	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Star Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Star Gold Corp. (“the Company”) as of April 30, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

September 14, 2023

STAR GOLD CORP.

BALANCE SHEETS

	April 30, 2023	April 30, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,505	$50,815
Other current assets (NOTE 5)	11,218	139,332
TOTAL CURRENT ASSETS	44,723	190,147
MINING INTEREST (NOTE 4)	578,167	566,167
RECLAMATION BOND	89,400	89,400

TOTAL ASSETS	$712,290	$845,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$29,240	$37,306
Accrued interest, related parties	25,208	3,226
TOTAL CURRENT LIABILITIES	54,448	40,532
LONG TERM LIABILITIES:
PROMISSORY NOTE, RELATED PARTY(NOTE 7)	15,000	50,000
CONVERTIBLE PROMISSORY NOTES, RELATED PARTIES (NOTE 7)	462,500	150,000

TOTAL LIABILITIES	531,948	240,532

COMMITMENTS AND CONTINGENCIES (NOTES 4 and 7)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 1,000,000,000 shares authorized; 97,290,810 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,702,879	12,702,879
Accumulated deficit	(12,619,828)	(12,194,988)
TOTAL STOCKHOLDERS’ EQUITY	180,342	605,182

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$712,290	$845,714

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS

	For the years ended
	April 30, 2023	April 30, 2022
OPERATING EXPENSE
Mineral exploration expense	$25,146	$25,146
Pre-development expense	102,455	57,274
Legal and professional fees	67,157	77,067
Management and administrative	205,794	229,546
TOTAL OPERATING EXPENSES	400,552	389,033
LOSS FROM OPERATIONS	(400,552)	(389,033)
OTHER INCOME (EXPENSE)
Interest income	2	70
Interest expense	(1,693)	(1,006)
Interest expense, related party	(22,597)	(3,226)
TOTAL OTHER INCOME (EXPENSE)	(24,288)	(4,162)
NET LOSS BEFORE INCOME TAXES	(424,840)	(393,195)
Provision (benefit) for income tax	-	-
NET LOSS	$(424,840)	$(393,195)
Basic and diluted loss per share	Nil	Nil
Basic and diluted weighted average number shares outstanding	97,290,810	97,290,810

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended April 30, 2023 and 2022

	Common stock				Total
	Shares	Par Value	Additional	Accumulated	Stockholders’
	Issued	$0.001 per share	Paid-in Capital	Deficit	Equity

BALANCE, April 30, 2021	97,290,810	$97,291	$12,615,008	$(11,801,793)	$910,506
Warrants issued for other current assets	-	-	87,871	-	87,871
Net loss	-	-	-	(393,195)	(393,195)
BALANCE, April 30, 2022	97,290,810	97,291	12,702,879	(12,194,988)	605,182
Net loss	-	-	-	(424,840)	(424,840)
BALANCE, April 30, 2023	97,290,810	$97,291	$12,702,879	$(12,619,828)	$180,342

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS

	For the years ended
	April 30, 2023	April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(424,840)	$(393,195)
Adjustments to reconcile net loss to net cash used by operating activities
Compensation settled with convertible promissory notes – related parties (Note 7)	-	150,000
Write off of prepaid promotional expenses from other current assets	127,034	-
Changes in operating assets and liabilities:
Other current assets	1,080	(18,130)
Accounts payable and accrued liabilities	(8,066)	4,970
Accrued interest, related parties	21,982	3,226
Net cash used by operating activities	(282,810)	(253,129)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes, related parties	305,000	50,000
Proceeds from convertible promissory notes, related parties	52,500	-
Repayment of promissory notes, related parties	(80,000)	-
Net cash provided by financing activities	277,500	50,000
Net increase (decrease) in cash and cash equivalents	(17,310)	(215,129)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	50,815	265,944

CASH AND CASH EQUIVALENTS AT END OF YEAR	$33,505	$50,815

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$1,693	$1,006

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of promissory notes payable, related parties to convertible promissory notes, related parties	$260,000	$-
Warrants issued for other current assets	$-	$87,871

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2023

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of April 30, 2023, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying balance sheets of April 30, 2023, the Company has an accumulated deficit of $12,619,828. On April 30, 2023, the Company’s working capital deficit was $9,725. The lack of sufficient working capital to meet current obligations, continuing losses and ongoing cash used by operating activity raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

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
APRIL 30, 2023

Reclamation bond

The Reclamation bond constitutes cash held as collateral for the faithful performance of the bond securing exploration permits and are accounted for on a cost basis.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, reclamation bond, promissory note-related party and convertible promissory notes – related parties.

Cash and cash equivalents, reclamation bonds and promissory note – related party are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at April 30, 2023.

The fair value of convertible promissory notes at April 30, 2023 was $391,125 based on the closing price of the Company’s common stock and the number of shares into which outstanding convertible notes can be converted.

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

At April 30, 2023 and 2022, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2023

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

Impairment of Long-lived Assets

The Company periodically reviews its long-lived assets to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its long-lived assets may not be recoverable. If such event or changes have occured, the Company determines impairment by comparing the undiscounted net future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

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

Reclassifications

Certain reclassifications have been made to the 2022 financial statements in order to conform to the 2023 presentation. These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2023

New Accounting Pronouncements

Accounting Standards Updates Adopted

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board ("FASB") that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3– EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants.

The outstanding securities at  April 30, 2023 and 2022 that could have a dilutive effect are as follows:

	April 30, 2023	April 30, 2022
Stock options	3,435,000	5,035,000
Convertible promissory notes, related parties	19,562,370	3,062,500
Warrants	2,000,000	2,000,000

TOTAL POSSIBLE DILUTIVE SHARES	24,997,370	10,097,500

For the years ended April 30, 2023 and 2022, respectively, the effect of the Company’s outstanding stock options, warrants and convertible promissory notes, related parties and associated accrued interest would have been anti-dilutive and are excluded in the calculation of diluted EPS.

NOTE 4–MINING INTEREST

The following is a summary of the Company’s mining interest at April 30, 2023 and April 30, 2022.

	April 30, 2023	April 30, 2022
Mining interest - Longstreet	$578,167	$566,167

TOTAL MINING INTEREST	$578,167	$566,167

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2023

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

On September 10, 2020, Great Basin executed a quit claim deed on the Longstreet claims for the benefit of the Company.

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the years ended April 30, 2023 and 2022, respectively, the Company paid the annual $12,000 advance royalty for additional mining interest on the Longstreet Property.

At April 30, 2023 and 2022, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5 –OTHER CURRENT ASSETS

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2023

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

On August 21, 2020, the Company exercised its first option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months. On August 21, 2021, the Company exercised its second option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months. As of April 30, 2023, the unamortized portion of the High Test Hay Water Rights Agreement and subsequent exercise of its second option is $7,740.

On October 31, 2021, the Company issued 2,000,000 warrants to purchase stock in accordance with an agreement whereby the Company will receive promotional services to be performed in the future. The fair value of the warrants issued was $87,871, which was included in "Other Current Assets" as of April 30, 2022,  was written off during the year ended April 30, 2023 as the Company chose not to pursue a previously contemplated Regulation A securities offering. During the year ended April 30, 2023, the Company also wrote off an additional $39,163 of prepaid promotion and legal expense as the Company chose not to pursue a previously contemplated Regulation A securities offering.  The amount written off was recorded within management and administrative expense in the statement of operations.

The following is a summary of the Company’s Other Current Assets at April 30, 2023 and 2022:

	April 30, 2023	April 30, 2022
Option on water rights lease agreements, net	$7,740	$7,740
Prepaid insurance	3,478	4,558
Prepaid promotion expense	-	125,084
Prepaid legal expense	-	1,950
Total	$11,218	$139,332

NOTE 6 - INCOME TAXES

There was no income tax provision (benefit) for the years ended April 30, 2023 and 2022. The components of the Company’s net deferred tax assets are as follows:

	April 30, 2023	April 30, 2022
Deferred tax asset
Net operating loss carryforward	$1,962,600	$1,863,100
Stock-based compensation	45,800	73,700
Equipment and mining interests	116,200	236,200
Other	2,800	2,900
Total deferred tax assets	2,127,400	2,175,900
Valuation allowance	(2,127,400)	(2,175,900)
NET DEFERRED TAX ASSETS	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at April 30, 2023 and 2022.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2023

A reconciliation between the statutory federal income tax rate and the Company’s tax provision (benefit) is as follows:

	April 30, 2023		April 30, 2022
Amount computed using the statutory rate	$(89,200)	(21)%	$(82,600)	(21)%
Effect of state taxes	(24,600)	(5)%	(20,200)	(5)%
Expiration of stock options in prior years	26,300	7%	166,100	42%
Effect of state tax rate change	46,000	11%	27,900	7%
Impact of change in estimates	90,000	20%	(42,800)	(11)%
Change in valuation allowance	(48,500)	(12)%	(48,400)	(12)%
TOTAL INCOME TAX PROVISION (BENEFIT)	$-	-%	$-	-%

At April 30, 2023, the Company had federal and state net operating loss carry forwards of approximately $7,672,000 and $4,845,000 of which expires between 2027 and 2038.  The remaining balance of approximately $2,827,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and penalties within operating expenses. The Company’s federal income tax returns for fiscal years 2021 through 2023 remain open and subject to examination. Tax attributes from prior years can be adjusted during an IRS audit.

NOTE 7– RELATED PARTY TRANSACTIONS

Consulting agreements

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

For the years ended April 30, 2023 and April 30, 2022, the Company recognized $30,000 and $180,500, respectively, in management and administrative expense under the consulting agreements.

Promissory notes, related parties

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

On July 6, 2022, with the proceeds of the July 5, 2022 promissory note, the Company paid in full two promissory notes dated April 12, 2022 and June 28, 2022, totaling $80,000 to the Company’s Chairman of the Board of Directors.

On August 4, 2022, the Company entered into a promissory note with an entity controlled by the Chairman of the Board of Directors and another Company director in the amount of $150,000. The promissory note has a maturity date of July 31, 2025 and accrues interest at 8% per annum.

On January 17, 2023, the Company entered into a promissory note with an entity controlled by the Chairman of the Board of Directors and another Company director in the amount of $30,000. The promissory note has a maturity date of January 31, 2026 and accrues interest at 8% per annum.

On March 31, 2023, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $15,000.  The promissory note has a maturity date of March 31, 2026 and accrues interest at 8% per annum.  As of April 30, 2023, the principal balance of the promissory note is $15,000.

Convertible promissory notes, related parties

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

On  April 14, 2023, the Company issued four convertible promissory notes (the "April 14, 2023 Notes")  with an aggregate principal amount $312,500.  One note was issued to a related party, controlled by two members of the Board, in conversion and satisfaction of three existing promissory notes, totaling $260,000 issued by the Company on July 5, 2022, August 4, 2022 and January 17, 2023 respectively.  Three of the April 14 2023 Notes were issued to an officer, a member of the Company’s Board of Directors and an entity controlled by two members of the Board of Directors in exchange for loans to the Company, by those parties, totaling $52,500.

The April 14, 2023 Notes bear eight percent (8%) interest and have a maturity date of April 14, 2026 (the “Maturity Date”). There are no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date. The Notes are convertible into shares of common stock of the Company at the conversion price of two cents($0.02) per share.

At April 30, 2023 and 2022, the balance of the Convertible Promissory Notes is $462,500 and $150,000, respectively.

For the years ended April 30, 2023 and 2022, the Company recognized interest expense, related parties of $22,597 and $3,226, respectively. At April 30, 2023 and April 30, 2022, the balance of accrued interest due to related parties is $25,208 and $3,226, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

For the years ended April 30, 2023 and 2022, the Company did not issue any shares of its common stock.

NOTE 9 – WARRANTS

On October 31, 2021, the Company granted 2,000,000 warrants to purchase common stock in lieu of cash payment for future services. The warrants have an exercise price of $0.0442. The expiration date of the warrants is October 31, 2026. The fair value of the warrants granted was $87,871 and was included in “Other Current Assets as of April 30, 2022.  For the year ended April 30, 2023, the fair value of $87,871 was written off to "advertising and promotion" which is recorded within management and administrative expense in the statement of operations (Note 5).

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2023

The Company estimated the fair value of the October 31, 2021 warrants issued using the Black-Scholes model with the following information and range of assumptions:

Warrants issued	2,000,000
Fair value of warrant issuance	$87,871
Exercise price	$0.0442
Expected volatility	244.99%
Expected term (in years)	5
Risk free rate	1.18%

The following is a summary of the Company’s warrants to purchase shares of common stock activity:

		Weighted Average
	Warrants	Exercise Price
Balance outstanding at April 30, 2021	6,789,667	$0.15
Issued	2,000,000	$0.442
Expired	(6,789,667)	$(0.15)
Balance outstanding at April 30, 2022 and 2023	2,000,000	$0.044

The composition of the Company’s warrants outstanding at April 30, 2023 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 31, 2021	October 31, 2026	2,000,000	$0.0442	3.51
		2,000,000	$0.0442	3.51

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

Options outstanding for mining interest totaled 935,000 on April 30, 2023 and April 30, 2022, and are fully vested. As of April 30, 2023, the remaining weighted average term of the option grants for mining interest was 1.34 years. As of April 30, 2023, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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
APRIL 30, 2023

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

No options were issued under the Stock Option Plan during the year ended April 30, 2023 and 2022.

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of April 30, 2023 and April 30, 2022, respectively, there was no unrecognized compensation cost related to stock-based options and awards.

The following table summarizes additional information about the options under the Company’s 2011 Plan as of April 30, 2023:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term (years)
April 30, 2021	2,500,000	0.06	3.00

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

		Weighted Average
	All options	Exercise Price
Balance outstanding at April 30, 2021	9,845,000	$0.063
Expired	(4,810,000)	$(0.060)
Balance outstanding at April 30, 2022	5,035,000	$0.056
Expired or forfeited	(1,600,000)	$(0.064)
Balance outstanding at April 30, 2023	3,435,000	$0.055

	Weighted Average		Weighted Average
Options issued for:	Remaining Term (years)	Options	Exercise Price
Mining interests	1.34	935,000	$0.04
Stock option plan	3.00	2,500,000	$0.06
Outstanding and exercisable at April 30, 2023		3,435,000	$0.055

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2023

The aggregate intrinsic value of all options vested and exercisable at April 30, 2023, was $Nil based on the Company’s closing price of $0.0208 per common share at April 30, 2023. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 11 - SUBSEQUENT EVENTS

On June 28, 2023, the Company entered in a promissory note with the Company’s Chairman of the Board of Directors in the amount of $20,000. The note has a maturity date of June 28, 2024 and accrues interest at 8% per annum.

On August 24, 2023, the Company entered in a promissory note with the Company’s Chairman of the Board of Directors in the amount of $35,000. The note has a maturity date of August 24, 2024 and accrues interest at 8% per annum.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended April 30, 2023 and 2022 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the years ended April 30, 2023 and 2022, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2023, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of April 30, 2023, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	61	Chairman of the Board
David Segelov	56	President and Director
Kelly Stopher	60	Chief Financial Officer and Corporate Secretary/Treasurer
Paul Coombs	51	Director
Thomas Power	60	Director

Set forth below is a brief description of the background and business experience of the Company’s officers and directors:

Lindsay E. Gorrill - Chairman

Mr. Gorrill is a Chartered Accountant with Finance and Marketing degrees. He has 30+ years of experience in acquisitions, developing and building companies, financial markets, and global exposure. Mr. Gorrill has been a member of the Company's Board of Directors since July 2007. He currently serves as the Chairman of the Board and has previously served as the President and Treasurer of the Company. Mr. Gorrill has also served as a member of the Board of Directors of Latera Ventures Corp, a company quoted via the OTC Markets. Additionally, he has served as the President, Chief Operating Officer, and member of the Board of Directors of Berkley Renewables Inc., a company listed on the TSX Venture Exchange.

David Segelov – President and Director

Mr. David Segelov is a Chartered Financial Analyst (CFA) and has a Masters of Business Administration from Columbia University in New York and also holds a law degree from Sydney University. He is the sole partner of Reverse Swing Capital (“Reverse Swing”) which is a financial consulting firm.  Reverse Swing provides financial analysis of investments and ideas for hedge funds in New York with a primary focus on resource companies (with an expertise in gold investments) in the USA, Australia and Canada. Prior to Reverse Swing Capital, he was analyst at various hedge funds including Para Partners in New York for five years. He holds no executive or management positions with any other public company. He is currently the CFO of Cobble Hill Health Centre located in Brooklyn, NY.   From August 2015 till December 2017, Mr. Segelov held the position of CFO of Driver Digital Holdings, Inc., a privately held children’s media company based in New York City. Mr. Segelov has been a Director of Star Gold Corp. since December 2011 and has in the past served as the Company’s Chief Executive Officer.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based on the Company’s review it believes that all required reports of Reporting Persons were filed for the year ended April 30, 2023.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company’s named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2023:

						Non-Qualified
					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation	All other
	Salary	Bonus (a)	Awards	Awards	Compensation	Earnings	compensation	Total
	(amounts in dollars)
Lindsay Gorrill, Chairman
2023	$-	$-	$-	$-	$-	$-	$-	$-
2022	-	-	-	-	-	-	-	-
2021	-	-	-	29,818	-	-	-	29,818
David Segelov, President and director
2023	$-	$-	$-	$-	$-	$-	$-	$-
2022	-	-	-	-	-	-	-	-
2021	-	-	-	29,818	-	-	-	29,818
Kelly Stopher, Chief Financial Officer
2023	$-	$-	$-	$-	$-	$-	$ 30,000 (a)	$30,000
2022	-	-	-	-	-	-	30,000 (a)	30,000
2021	-	-	-	29,818	-	-	30,000 (a)	59,818
Ronald Nilson, Director
2023	$-	$-	$-	$-	$-	$-	$-	$-
2022	-	-	-	-	-	-	-	-
2021	-	-	-	11,927	-	-	-	11,927
Paul Coombs, Director
2023	$-	$-	$-	$-	$-	$-	$-	$-
2022	-	-	-	-	-	-	-	-
2021	-	-	-	29,818	-	-	-	29,818
Thomas Power, Director
2023	$-	$-	$-	$-	$-	$-	$-	$-
2022	-	-	-	-	-	-	-	-
2021	-	-	-	29,818	-	-	-	29,818

(a)

Mr. Stopher provides all services typical of an accounting department for a small company. Mr. Stopher’s firm, Palouse Advisory Partners, LLC, is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2023 the Company did not have any outstanding equity awards.

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

		Amount and
	Name and Address of	Nature of Beneficial		Percentage of
Title of Class	Beneficial Owner	Ownership		Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Lindsay Gorrill	34,906,222	(1) (2)	30.9%	(2)
	Coeur d’Alene, ID (Chairman)
Common stock	David Segelov	2,211,149		2.3%	(3)
	Bergenfield, NJ (President and Director)
Common stock	Kelly Stopher	2,435,081		2.5%	(4)
	Spokane, WA (Chief Financial Officer)
Common stock	Thomas Power	7,250,000		7.4%	(6)
	Henderson, NV (Director)
Common stock	Paul Coombs	3,691,216		3.8%	(7)
	St. Johns, Newfoundland, Canada
Common stock	All Directors and Officers as a Group	50,493,668		42.6%	(8)

(1)

Includes 19,316,222 common shares held directly by Chairman of the Board of Directors (Direct ownership) of which 3,441,779 common shares are held by the spouse of the Chairman of the Board of Directors; also includes convertible promissory note owned by an entity in which Gorrill and Coombs are control parties, convertible to 15,090,000 shares of common stock.

(2)	Gorrill: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 34,906,222 divided by (97,290,810 +500,000 + 15,090,000) = 30.9%

(3)	Segelov: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 2,211,149 divided by (97,290,810 +500,000 + 840,000) = 2.3%

(4)	Stopher: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 2,435,081 divided by (97,290,810+ 500,000 +1,230,000) = 2.5%

(6)	Power: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 7,250,000 divided by (97,290,810 + 500,000 + 625,000 ) = 7.4%

(7)	Coombs: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 3,691,216 divided by (97,290,810+ 500,000 + 840,000) = 3.8%

(8)

All officers and directors: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 50,493,668 divided by (97,290,810 + 2,500,000 + 118,415,810) = 42.6%

		Amount and Nature of	Percentage of
5% STOCKHOLDERS		Beneficial Ownership	Common Stock
Common stock	Lindsay Gorrill, Coeur d’Alene, ID	34,906,222	35.80%

Common stock	Thomas Power, Henderson, NV	7,250,000	7.40%

Notes: Based on 97,290,810 shares of the Company’s common stock issued and outstanding as of July 20, 2022, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2023.

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

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2023 and 2022, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the years ended April 30,
	2023	2023
Audit fees	$30,000	$28,592
Tax fees	2,400	2,125
All other fees	-	-
Total audit fees	$32,400	$30,717

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

10.3	Property Option Agreement dated January 15, 2010 between Minquest, Inc., and Star Gold Corp.(3)

10.4	Amendment to Longstreet Property Option Agreement dated December 10, 2014 between Minquest, Inc. and Star Gold Corp.(3)

10.5	Amendment to Longstreet Property Option Agreement dated January 5, 2016 between Minquest, Inc. and Star Gold Corp.(3)

10.6	Option and Lease of Water Rights Agreement dated January 19, 2017 between Stone Cabin Company, LLC and Star Gold Corp.(3)

10.7	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.(4)

10.8	2019 Amendment to Longstreet Property Option Agreement(5)

10.9	Gorrill Consulting Agreement(6)

10.10	Segelov Consulting Agreement(6)

10.11	Stopher Consulting Agreement(6)

10.12	Coombs Consulting Agreement(6)

10.13	Gorrill Convertible Note(10)

10.14	Segelov Convertible Note(10)

10.15	Stopher Convertible Note(10)

10.16	Coombs Convertible Note(10)

14.1	Code of Ethics.(2)

99.1	Shareholder Letter January 23, 2017(7)

99.2	Shareholder Letter March 20, 2018(8)

99.3	Longstreet Property Press Release August 14, 2019(5)

99.4	Shareholder Letter September 10, 2019(9)

Exhibit
Number	Description of Exhibits

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.

(2)	Filed with the SEC on February 02, 2012 as an exhibit to Form 8-K.

(3)	Filed with the SEC, on July 22, 2019, as an exhibit to Form 10-K.

(4)	Filed with the SEC, on August 25, 2017, as an exhibit to Form 8-K.

(5)	Filed with the SEC, on August 14, 2019, as an exhibit to Form 8-K.

(6)	Filed with the SEC, on May 6, 2021, as an exhibit to Form 8-K.

(7)	Filed with the SEC, on January 25, 2017, as an exhibit to Form 8-K.

(8)	Filed with the SEC, on March 21, 2018, as an exhibit to Form 8-K.

(9)	Filed with the SEC, on September 11, 2019, as an exhibit to Form 8-K.

(10)	Filed with the SEC, on December 15, 2021, as an exhibit to Form 10-Q.

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

STAR GOLD CORP.

Date:	September 14, 2023		/s/ DAVID SEGELOV

		By:	David Segelov
President and Director
(Principal Executive Officer)

Date:	September 14, 2023		/s/ KELLY J. STOPHER

		By:	Kelly J. Stopher
Chief Financial Officer and Corporate Secretary/Treasurer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 14, 2023	By:	/s/ LINDSAY E. GORRILL
Lindsay E. Gorrill
Director

Date:	September 14, 2023		/s/ DAVID SEGELOV
		By:	David Segelov
Director

Date:	September 14, 2023		/s/ THOMAS J. POWER
		By:	Thomas J. Power
Director

Date:	September 14, 2023		/s/ PAUL B. COOMBS
		By:	Paul B Coombs
Director