Form 10-Q
period 2023-07-31
Star Gold Corp.
filed 2023-10-30
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2023

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

As of October 30, 2023, there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

Contents

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	July 31, 2023	April 30, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,728	$33,505
Other current assets (NOTE 5)	3,994	11,218
TOTAL CURRENT ASSETS	25,722	44,723
MINING INTEREST (NOTE 4)	590,167	578,167
RECLAMATION BOND (NOTE 4)	89,400	89,400
TOTAL ASSETS	$705,289	$712,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$83,320	$29,240
Accrued interest, related parties	33,081	25,208
Promissory notes, related parties (NOTE 6)	35,000	15,000
TOTAL CURRENT LIABILITIES	151,401	69,448
LONG TERM LIABILITIES:
Convertible promissory notes, related parties (NOTE 6)	462,500	462,500
TOTAL LIABILITIES	613,901	531,948
COMMITMENTS AND CONTINGENCIES (NOTES 4 & 6)	-	-
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 1,000,000,000 shares authorized; 97,290,810 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,702,879	12,702,879
Accumulated deficit	(12,708,782)	(12,619,828)
TOTAL STOCKHOLDERS’ EQUITY	91,388	180,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$705,289	$712,290

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended July 31,
	2023	2022
OPERATING EXPENSE
Mineral exploration expense	$25,896	$25,146
Pre-development expense	9,042	53,177
Legal and professional fees	25,412	38,046
Management and administrative	20,331	20,766
TOTAL OPERATING EXPENSES	80,681	137,135
LOSS FROM OPERATIONS	(80,681)	(137,135)
OTHER INCOME (EXPENSE)
Interest income	2	-
Interest expense	(402)	(406)
Interest expense, related parties	(7,873)	(2,505)
TOTAL OTHER INCOME (EXPENSE)	(8,273)	(2,911)
NET LOSS BEFORE INCOME TAXES	(88,954)	(140,046)
Provision for income taxes	-	-
NET LOSS	$(88,954)	$(140,046)
Basic and diluted loss per share	Nil	Nil
Basic and diluted weighted average number shares outstanding	$97,290,810	97,290,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three months ended July 31, 2023 and 2022

	Common Stock				Total
	Shares	Par Value	Additional Paid-in	Accumulated	Stockholders’
	Issued	$.001 per share	Capital	Deficit	Equity
BALANCE, April 30, 2022	97,290,810	$97,291	$12,702,879	$(12,194,988)	$605,182
Net loss	-	-	-	(140,046)	(140,046)
BALANCE, July 31, 2022	97,290,810	$97,291	$12,702,879	$(12,335,034)	$465,136

BALANCE, April 30, 2023	97,290,810	$97,291	$12,702,879	$(12,619,828)	$180,342
Net loss	-	-	-	(88,954)	(88,954)
BALANCE, July 31, 2023	97,290,810	$97,291	$12,702,879	$(12,708,782)	$91,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	July 31, 2023	July 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,954)	$(140,046)
Adjustments to reconcile net loss to cash used by operating activities
Changes in assets and liabilities:
Other current assets	7,224	7,494
Accounts payable and accrued liabilities	54,080	64,699
Accrued interest, related parties	7,873	-
Net cash used by operating activities	(19,777)	(67,853)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes payable, related parties	20,000	110,000
Repayment of promissory notes payable, related party	-	(80,000)
Net cash provided by financing activities	20,000	30,000
Net decrease in cash and cash equivalents	(11,777)	(49,853)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,505	50,815
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,728	$962

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2023

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at  April 30, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three-month period ended  July 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2024.

These unaudited condensed interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2023 filed with the Securities and Exchange Commission on September 14, 2023.

The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of July 31, 2023, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed balance sheet as of July 31, 2023, the Company has an accumulated deficit of $12,708,782.  On  July 31, 2023, the Company's working capital deficit was $125,679. The lack of sufficient working capital to meet current obligations, continuing losses and ongoing cash used by operating activities raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will depend on the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, reclamation bonds and promissory notes related party and convertible promissory notes-related parties.

Cash and cash equivalents, reclamation bonds and promissory notes-related party are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at July 31, 2023.

New Accounting Pronouncements

Accounting Standards Updates Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The Company took early adoption of ASU 2020-06.

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

The outstanding securities on  July 31, 2023 and 2022 that could have a dilutive effect are as follows:

	July 31, 2023	July 31, 2022
Stock options	3,435,000	5,035,000
Convertible promissory notes, related parties	19,876,945	3,102,340
Warrants	2,000,000	2,000,000
Total Possible Dilution	25,311,945	10,137,340

For the three-months ended July 31, 2023 and 2022, respectively, the effect of the Company’s outstanding stock options, convertible promissory notes, related parties and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4 –MINING INTEREST

The following is a summary of the Company’s equipment and mining interest on  July 31, 2023 and April 30, 2023.

	July 31, 2023	April 30, 2023
Mining interest - Longstreet	590,167	578,167
Total	$590,167	$578,167

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

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the three months ended July 31, 2023 and 2022, respectively, the Company paid the annual $12,000 advance royalty on the Longstreet Property.

At July 31, 2023 and April 30, 2023, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5 – OTHER CURRENT ASSETS

On August 21, 2017, the Company entered into an Option and Lease of Water Rights, with High Test Hay, LLC (the “High Test Water Rights Agreement”). On August 21, 2022, the Company exercised its third and final option to extend the High Test Hay Water Rights agreement for an additional twelve months and made a $25,000 payment to be amortized over twelve months.

As of July 31, 2023 and April 30, 2023, the unamortized portion of the High Test Hay Water Rights Agreement and subsequent exercise of its option is $ 1,438 and $ 7,740, respectively.

The following is a summary of the Company’s Other Current Assets at July 31, 2023 and April 30, 2023:

	July 31, 2023	April 30, 2023
Option on water rights lease agreement, net	$1,438	$7,740
Prepaid insurance	2,556	3,478
Total	$3,994	$11,218

NOTE 6 – RELATED PARTY TRANSACTIONS

Consulting agreements

For the three months ended July 31, 2023 and 2022, the Company recognized $7,500  and $7,500, respectively, for contract Chief Financial Officer services, which is included in "management and administrative expense".

Promissory notes, related party

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

On  March 31, 2023, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $15,000.  The promissory note has a maturity date of  March 31, 2024 and accrues interest at 8% per annum.

On June 28, 2023, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $20,000.  The promissory note has a maturity date of June 28, 2024 and accrues interest at 8% per annum.

As of   July 31, 2023 , the principal balance of the promissory notes, related party is $35,000 and accrued interest on the promissory notes, related party is $546.

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

On   April 14, 2023, the Company issued four convertible promissory notes (the " April 14, 2023 Notes")  with an aggregate principal amount $312,500.  One note was issued to a related party, controlled by two members of the Board, in conversion and satisfaction of three existing promissory notes, totaling $260,000 issued by the Company on  July 5, 2022,  August 4, 2022 and  January 17, 2023 respectively.  Three of the  April 14, 2023 Notes were issued to an officer, a member of the Company’s Board of Directors and an entity controlled by two members of the Board of Directors totaling $52,500.

The  April 14, 2023 Notes bear eight percent (8%) interest and have a maturity date of  April 14, 2026 (the “Maturity Date”). There are no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date. The Notes and accrued interest are convertible into shares of common stock of the Company at the conversion price of  $0.0206 per share.

For the three months ended July 31, 2023 and 2022, the Company recognized interest expense, related parties of $7,873 and $2,505,respectively.   At July 31, 2023 and April 30, 2023, the balance of accrued interest due to related parties is $33,081 and $25,208, respectively, which is included in “Accrued interest, related parties”.

The following is a summary of the Company's Promissory notes, related parties and Convertible promissory notes, related parties as of  July 31, 2023:

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Maturity date	Conversion price per share	Principal amount	Accrued interest	Total
Promissory notes, related parties
March 31, 2024	$-	$15,000	$401	$15,401
June 28, 2024	-	20,000	145	20,145
		$35,000	$546	$35,546
Convertible promissory notes, related parties
April 30, 2025	$0.05	150,000	12,493	162,493
April 14, 2026	0.02	260,000	18,799	278,799
April 14, 2026	0.02	52,500	1,243	53,743
		$462,500	$32,535	$495,035

NOTE 7 – WARRANTS

On October 31, 2021, the Company granted 2,000,000 warrants to purchase Common Stock in lieu of cash payment for future services. The warrants have an exercise price of $0.0442. The expiration date of the warrants is January 31, 2026.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The composition of the Company’s warrants outstanding at April 30, 2023 and July 31, 2023 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 31, 2021	October 31, 2026	2,000,000	$0.0442	3.25

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

Options outstanding for mining interest totaled 935,000 at July 31, 2023 and  April 30, 2023 and are fully vested. As of July 31, 2023, the remaining weighted average term of the option grants for mining interest was 1.09 years. As of July 31, 2023, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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

No options were issued, exercised, expired or forfeited under the Stock Option Plan during the three-months ended  July 31, 2023 or 2022.

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of  July 31, 2023 and April 30, 2023, respectively, there was no unrecognized compensation cost related to stock-based options and awards.  As of July 31, 2023, the remaining average term of the 2011 Plan option grants was 2.75 years.  As of July 31, 2023, the weighted average exercise price of the options issued under the 2011 plan was $0.06.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes additional information about the options under the Company's Stock Option Plan as of

	Options outstanding and exercisable
		Remaining Term
Date of Grant	Shares	(years)	Price
April 30, 2021	2,500,000	2.75	0.06

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

		Weighted Average
	All options	Exercise Price
Balance outstanding at April 30, 2022	5,035,000	$0.056
Expired or forfeited	(1,600,000)	$(0.064)
Balance outstanding at April 30 and July 31, 2023	3,435,000	$0.055

		Weighted
		Average	Weighted
		Remaining Term	Average Exercise
Options issued for:	Options	(years)	Price
Mining interests	935,000	1.09	$0.04
Stock option plan	2,500,000	2.75	0.06
Outstanding and exercisable at July 31, 2023	3,435,000		$0.055

The aggregate intrinsic value of all options vested and exercisable at July 31, 2023, was $Nil based on the Company’s closing price of $0.022 per common share at July 31, 2023. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 9 – SUBSEQUENT EVENTS

On August 24, 2023, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $35,000.  The promissory note has a maturity date of August 24, 2026 and accrued interest at 8% per annum.

On  October 24, 2023, the Company issued a convertible promissory note (the " October 24, 2023 Convertible Note")  with a principal amount of $90,000.  The note was issued to a related party entity, controlled by two members of the Board.  The  October 24, 2023 Convertible Note has a maturity date of October 24, 2026 and accrues interest at 8% per annum.  There are no required periodic payments due under the Note and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date. The note is convertible into shares of common stock of the Company at the conversion price of $.0206 per share.

On October 24, 2023, the Company issued a convertible promissory note (the "October 24, 2023 Convertible Note") with a principal amount of $15,000 to an officer of the Company. The  October 24, 2023 Convertible Note has a maturity date of October 24, 2026 and accrues interest at 8% per annum.  There are no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date. The note is convertible into shares of common stock of the Company at the conversion price of $0.0206 per share.

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

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Star Gold,” and the “Company”, mean Star Gold Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated. Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2023. The following statements may be forward-looking in nature and actual results may differ materially.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 1875 N. Lakewood Drive, Suite 303, Coeur d’Alene, ID 83814. The telephone number is (208) 664-5066. Star Gold Corp. does not currently own title to any real property.

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

SELECTED FINANCIAL DATA.

	Three months ended
	July 31, 2023	July 31, 2022
Revenues	$-	$-
Total operating expenses	80,681	137,135
Loss from operations	(80,681)	(137,135)
Other income (expense)	(8,273)	(2,911)
NET LOSS	$(88,954)	$(140,046)

Weighted average shares of common stock (basic and diluted)	97,290,810	97,290,810

Income (loss) per share (basic and diluted)	Nil	Nil

BALANCE SHEET INFORMATION

	July 31, 2023	April 30, 2023
Working capital (deficit)	$(125,679)	$(24,725)
Total assets	705,289	712,290
Accumulated deficit	12,708,782	12,619,828
Stockholders’ equity	91,388	180,342

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

RESULTS OF OPERATIONS

	For the three months ended
	July 31, 2023	July 31, 2022	$ Change	Pct. Change

Mineral exploration expense	$25,896	$25,146	$750	3.0%
Pre-development expense	9,042	53,177	(44,135)	(83.0)%
Legal and professional fees	25,412	38,046	(12,634)	(33.2)%
Management and administrative	20,331	20,766	(435)	(2.1)%
Interest expense	402	406	(4)	(1.0)%
Interest expense, related party	7,873	2,505	5,368	214.3%
Interest (income)	(2)	-	(2)	N/A
Total	$88,954	$140,046	$(51,092)	(36.5)%

The Company earned no operating revenue in 2022 or 2023 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended July 31, 2023 of $88,954  decrease by $51,092 from the 2022 total net loss of $140,046.

Mineral exploration expense

	For the three months ended
	July 31, 2023	July 31, 2022	$ Change	Pct. Change
Claims	25,896	25,146	750	3.0%
Total mineral exploration expense	$25,896	$25,146	$750	3.0%

Mineral exploration expense for the three months ended July 31, 2023 was $25,896  a change of $750 from 2022 mineral exploration expense of $25,146.  Aside from annual claims payments, there was no additional mineral exploration expense for the three months ended July 31, 2023 and 2022, respectively.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit to construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended
	July 31, 2023	July 31, 2022	$ Change	Pct. Change
Field expense	$2,441	$3,124	$(683)	(21.9)%
Permits and fees	300	200	100	NA
Technical consultants	-	43,552	(43,552)	NA
Water rights costs	6,301	6,301	-	0.0%
Total pre-development expense	$9,042	$53,177	$(44,135)	(83.0)%

Pre-development expense for the three months ended July 31, 2023 was $9,042  a decrease of  $44,135 from 2022 pre-development expense of $53,177.

Technical consultant expense decreased $43,552 to $Nil for the three months ended July 31, 2023 compared to $43,552 for the three months ended July 31, 2022.

Legal and professional fees

	For the three months ended
	July 31, 2023	July 31, 2022	$ Change	Pct. Change
Audit and accounting	$3,024	$19,574	$(16,550)	(84.6)%
Legal fees	2,935	1,934	1,001	51.8%
Public company expense	19,375	16,460	2,915	17.7%
Investor relations	78	78	-	0.0%
Total legal and professional fees	$25,412	$38,046	$(12,634)	(33.2)%

Legal and professional fees of $25,412 for the three months ended July 31, 2023 decreased by $12,634 compared to the three months ended July 31, 2022 expense of $38,046. The decrease is primarily related to the timing of audit fees recognized as the annual audit of the Company's financial statements did not conclude until the quarter ending October 31, 2023.

There are no pending legal issues or contingencies as of July 31, 2023.

General and administrative expense

	For the three months ended
	July 31, 2023	July 31, 2022	$ Change	Pct. Change
Auto and travel	$-	$94	$(94)	(100.0)%
General administrative and insurance	12,200	12,572	(372)	(3.0)%
Management fees and payroll	7,500	7,500	-	0.0%
Office and computer expense	536	506	30	5.9%
Telephone and utilities	95	94	1	1.1%
Total	$20,331	$20,766	$(435)	(2.1)%

Total general and administrative expense decreased by $435, for the three months ended July 31, 2023 to $20,331 compared to $20,766 for the three months ended July 31, 2022.

Management fees were accrued during the three months ended July 31, 2023 but not paid.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	July 31, 2023	April 30, 2023
Current assets	$25,722	$44,723
Current liabilities	151,401	69,448
Working capital	$(125,679)	$(24,725)

CASH FLOWS

	Three months ended
	July 31, 2023	July 31, 2022
Cash flow used by operating activities	$(19,777)	$(67,853)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	20,000	30,000
Net decrease in cash during period	$(11,777)	$(49,853)

As of July 31, 2023, the Company had cash on hand of $21,728. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended July 31, 2023 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2023 which was filed with the SEC on September 14, 2023.

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES.

For the three months ended July 31, 2023, the Company sold no common stock.

During the three months ended July 31, 2023, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

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

STAR GOLD CORP.

Date:	October 30, 2023	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	October 30, 2023		/s/ KELLY J. STOPHER
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)