Form 10-Q
period 2023-10-31
Star Gold Corp.
filed 2023-12-12
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended October 31, 2023

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

As of December 11, 2023, there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

Contents

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	October 31, 2023	April 30, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,956	$33,505
Other current assets	1,633	11,218
TOTAL CURRENT ASSETS	72,589	44,723
MINING INTEREST (NOTE 4)	590,167	578,167
RECLAMATION BOND (NOTE 4)	89,400	89,400
TOTAL ASSETS	$752,156	$712,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$40,626	$29,240
Accrued interest, related parties	43,966	25,208
Promissory notes, related parties (NOTE 5)	70,000	15,000
TOTAL CURRENT LIABILITIES	154,592	69,448
LONG TERM LIABILITIES:
Convertible promissory notes, related parties (NOTE 5)	567,500	462,500
TOTAL LIABILITIES	722,092	531,948
COMMITMENTS AND CONTINGENCIES (NOTE 5)	-	-
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 1,000,000,000 shares authorized; 97,290,810 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,702,879	12,702,879
Accumulated deficit	(12,770,106)	(12,619,828)
TOTAL STOCKHOLDERS’ EQUITY	30,064	180,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$752,156	$712,290

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended October 31,		Six months ended October 31,
	2023	2022	2023	2022
OPERATING EXPENSE
Mineral exploration expense	$-	$-	$25,896	$25,146
Pre-development expense	1,438	16,271	10,480	69,448
Legal and professional fees	28,505	7,614	53,917	45,660
Management and administrative	20,096	20,499	40,427	41,265
TOTAL OPERATING EXPENSES	50,039	44,384	130,720	181,519
LOSS FROM OPERATIONS	(50,039)	(44,384)	(130,720)	(181,519)
OTHER INCOME (EXPENSE)
Interest income	1	-	3	-
Interest expense	(401)	(406)	(803)	(812)
Interest expense, related parties	(10,885)	(6,712)	(18,758)	(9,217)
TOTAL OTHER INCOME (EXPENSE)	(11,285)	(7,118)	(19,558)	(10,029)
NET LOSS BEFORE INCOME TAXES	(61,324)	(51,502)	(150,278)	(191,548)
Provision for income taxes	-	-	-	-
NET LOSS	$(61,324)	$(51,502)	$(150,278)	$(191,548)
Basic and diluted loss per share	Nil	Nil	Nil	Nil
Basic and diluted weighted average number shares outstanding	$97,290,810	97,290,810	$97,290,810	97,290,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three and six months ended October 31, 2023 and 2022

	Common Stock				Total
	Shares	Par Value	Additional Paid-in	Accumulated	Stockholders’
	Issued	$.001 per share	Capital	Deficit	Equity
BALANCE, April 30, 2022	97,290,810	$97,291	$12,702,879	$(12,194,988)	$605,182
Net loss	-	-	-	(140,046)	(140,046)
BALANCE, July 31, 2022	97,290,810	97,291	12,702,879	(12,335,034)	465,136
Net loss	-	-	-	(51,502)	(51,502)
BALANCE, October 31, 2022	97,290,810	$97,291	$12,702,879	$(12,386,536)	$413,634

BALANCE, April 30, 2023	97,290,810	$97,291	$12,702,879	$(12,619,828)	$180,342
Net loss	-	-	-	(88,954)	(88,954)
BALANCE, July 31, 2023	97,290,810	97,291	12,702,879	(12,708,782)	91,388
Net loss	-	-	-	(61,324)	(61,324)
BALANCE, October 31, 2023	97,290,810	$97,291	$12,702,879	$(12,770,106)	$30,064

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	October 31, 2023	October 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(150,278)	$(191,548)
Changes in assets and liabilities:
Other current assets	9,585	(10,014)
Accounts payable and accrued liabilities	11,386	(14,456)
Accrued interest, related parties	18,758	8,602
Net cash used by operating activities	(110,549)	(207,416)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes payable, related parties	55,000	260,000
Repayment of promissory notes payable, related party	-	(80,000)
Proceeds from convertible notes payable, related parties	105,000	-
Net cash provided by financing activities	160,000	180,000
Net increase (decrease) in cash and cash equivalents	37,451	(39,416)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,505	50,815
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,956	$11,399

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2023

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at  April 30, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three- and six- month period ended  October 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2024.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of October 31, 2023, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed balance sheet as of October 31, 2023, the Company has an accumulated deficit of $12,770,106.  On  October 31, 2023, the Company's working capital deficit was $82,003. The lack of sufficient working capital to meet current obligations, continuing losses and ongoing cash used by operating activities raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will depend on the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, reclamation bonds, promissory notes related party and convertible promissory notes, related parties.

Cash and cash equivalents, reclamation bonds, promissory notes, related party and convertible promissory notes, related parties are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2023.

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

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, convertible promissory notes including accrued interest and warrants.

The outstanding securities on  October 31, 2023 and 2022 that could have a dilutive effect are as follows:

	October 31, 2023	October 31, 2022
Stock options	3,435,000	5,035,000
Convertible promissory notes and accrued interest, related parties	25,399,822	3,137,671
Warrants	2,000,000	2,000,000
Total Possible Dilution	30,834,822	10,172,671

For the three- and six- months ended October 31, 2023 and 2022, respectively, the effect of the Company’s outstanding stock options, convertible promissory notes, related parties and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4 –MINING INTEREST

The following is a summary of the Company’s equipment and mining interest on  October 31, 2023 and April 30, 2023.

	October 31, 2023	April 30, 2023
Mining interest - Longstreet	590,167	578,167
Total	$590,167	$578,167

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

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the six months ended October 31, 2023 and 2022, respectively, the Company paid the annual $12,000 advance royalty on the Longstreet Property.

At October 31, 2023 and April 30, 2023, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5– RELATED PARTY TRANSACTIONS

The following is a summary of the Company's Promissory notes, related parties and convertible promissory notes, related parties as of  October 31, 2023:

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Maturity date	Interest rate	Conversion price per share	Principal amount	Accrued interest	Total
Promissory notes, related parties
March 31, 2024	8%	$-	$15,000	$703	$15,703
June 28, 2024	8%	-	20,000	548	20,548
August 24, 2024	8%	-	35,000	522	35,522
			$70,000	$1,773	$71,773
Convertible promissory notes, related parties
April 30, 2025	5%	$0.05	150,000	14,384	164,384
April 14, 2026	8%	0.02	260,000	25,232	285,232
April 14, 2026	8%	0.02	52,500	2,301	54,801
October 24, 2026	8%	0.0206	15,000	20	15,020
October 24, 2026	8%	0.0206	90,000	256	90,256
			$567,500	$42,193	$609,693

Consulting agreements

For the three months ended October 31, 2023 and 2022, the Company recognized $7,500  and $7,500, respectively, for contract Chief Financial Officer services, which is included in "management and administrative expense".  For the six months ended October 31, 2023 and 2022, the Company recognized $15,000 and $15,000, respectively for contract Chief Financial Officer services.

Promissory notes, related party

On  July 5, 2022 , the Company entered into a promissory note with an entity controlled by the Chairman of the Board of Directors and another Company director in the amount of $80,000.  The  July 5, 2022 promissory note had a maturity date of  July 31, 2025 and accrued interest at  8% per annum.

On  August 4, 2022 , the Company entered into a promissory note with an entity controlled by the Chairman of the Board of Directors and another Company director in the amount of $150,000. The promissory note had a maturity date of  July 31, 2025 and accrued interest at  8% per annum.

On  January 17, 2023 , the Company entered into a promissory note with an entity controlled by the Chairman of the Board of Directors and another Company director in the amount of $30,000. The promissory note had a maturity date of  January 31, 2026 and accrued interest at  8% per annum.

The July 5, 2022, August 4, 2022 and January 17, 2023 promissory notes totaling $260,000 in aggregate were converted to a convertible promissory note on April 14, 2023, as described in the Convertible promissory note, related party section below.

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

On August 24, 2023, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $35,000.  The promissory note has a maturity date of August 24, 2026 and accrues interest at 8% per annum.

As of   October 31, 2023   and  April 30, 2023, respectively,  the principal balance of the promissory notes, related party is  $70,000  and  $15,000.   As of  October 31, 2023 and  April 30, 2023, accrued interest on the promissory notes, related party is  $1,773 and  $99, respectively, which is included in "Accrued interest, related parties" on the balance sheet.

Convertible promissory notes, related parties

On  November 30, 2021 , the Company entered into  four Convertible Promissory Notes (the “Convertible Promissory Notes”) with certain officers and directors of the Company in consideration of deferred compensation totaling $150,000. The notes accrue interest at  5% per annum with monthly interest-only payments through  April 30, 2025 . The notes mature  April 30, 2025.  The Convertible Promissory Notes are convertible at any time after the original issue date into a number of shares of the Company’s Common Stock, determined by dividing the amount to be converted by a conversion price equal to $0.05 per share. The Convertible Promissory Notes are convertible into an aggregate of 3,000,000 shares.

On   April 14, 2023, the Company issued  four convertible promissory notes (the  " April 14, 2023 Notes")  with an aggregate principal amount $312,500.  One note was issued to a related party, controlled by  two members of the Board, in conversion and satisfaction of  three existing promissory notes, totaling $260,000 issued by the Company on  July 5, 2022,  August 4, 2022 and  January 17, 2023 respectively.  Three of the  April 14, 2023 Notes were issued to an officer, a member of the Company’s Board of Directors and an entity controlled by  two members of the Board of Directors totaling $52,500.  The  April 14, 2023 Notes bear  eight percent ( 8%) interest and have a maturity date of  April 14, 2026 (the “Maturity Date”). There are  no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the maturity date. The Notes and accrued interest are convertible into shares of common stock of the Company at the conversion price of  $0.0206 per share.

On  October 24, 2023, the Company issued two convertible promissory notes (the  " October 24, 2023 Convertible Notes")  with an aggregate principal amount of $105,000.  One note was issued to a related party entity, controlled by  two members of the Board, totaling $90,000.  The other note was issued to an officer of the Company in the amount of $15,000.    The  October 24, 2023 Convertible Notes have a maturity date of October 24, 2026 and accrues interest at 8% per annum.  There are  no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date. The notes and accrued interest are convertible into shares of common stock of the Company at the conversion price of  $.0206 per share.

At October 31, 2023 and April 30, 2023, the balance of accrued interest due to related parties from convertible promissory notes is  $42,193  and  $25,109 , respectively, which is included in “Accrued interest, related parties” on the balance sheet.

For the  three months ended October 31, 2023 and 2022, respectively, the Company recognized interest expense, related parties of   $10,885 and  $6,712.  For the six months ended October 31, 2023 and  2022 , respectively, the Company recognized interest expense, related parties of  $18,758 and  $9,217.

NOTE 6 – WARRANTS

On October 31, 2021, the Company granted 2,000,000 warrants to purchase Common Stock in lieu of cash payment for future services. The warrants have an exercise price of $0.0442. The expiration date of the warrants is October 31, 2026.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7– STOCK OPTIONS

Options issued for mining interest

In consideration for its mining interest (see Note 4), the Company was obligated to issue stock options to purchase shares of the Company’s common stock based on “fair market price” which for financial statement purposes is considered to be the closing price of the Company’s common stock on the issue dates. Those costs were capitalized as mining interest.

Options outstanding for mining interest totaled 935,000 at October 31, 2023 and  April 30, 2023 and are fully vested. As of October 31, 2023, the remaining weighted average term of the option grants for mining interest was 0.84 years. As of October 31, 2023, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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

No options were issued, exercised, expired or forfeited under the Stock Option Plan during the three- and six- months ended  October 31, 2023 or 2022.

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of  October 31, 2023 and April 30, 2023, respectively, there was no unrecognized compensation cost related to stock-based options and awards.  As of October 31, 2023, the remaining average term of the 2011 Plan option grants was 2.50 years.  As of October 31, 2023, the weighted average exercise price of the options issued under the 2011 plan was $0.06.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes additional information about the options under the Company's Stock Option Plan:

	Options outstanding and exercisable
		Remaining Term
Date of Grant	Shares	(years)	Price
April 30, 2021	2,500,000	2.50	0.06

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

		Weighted Average
	All options	Exercise Price
Balance outstanding at April 30, 2022	5,035,000	$0.056
Expired or forfeited	(1,600,000)	$(0.064)
Balance outstanding at April 30 and October 31, 2023	3,435,000	$0.055

		Weighted
		Average	Weighted
		Remaining Term	Average Exercise
Options issued for:	Options	(years)	Price
Mining interests	935,000	0.84	$0.04
Stock option plan	2,500,000	2.50	0.06
Outstanding and exercisable at October 31, 2023	3,435,000		$0.055

The aggregate intrinsic value of all options vested and exercisable at October 31, 2023, was $Nil based on the Company’s closing price of $0.021 per common share at October 31, 2023. The Company’s current policy is to issue new shares to satisfy option exercises.

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

Any statement that expresses or involves discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or states that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	Risks related to the Company’s properties being in the exploration stage;

●	Risks related to the mineral operations being subject to government regulation;

●	Risks related to environmental concerns;

●	Risks related to the Company’s ability to obtain additional capital to develop the Company’s resources, if any;

●	Risks related to mineral exploration and development activities;

●	Risks related to mineral estimates;

●	Risks related to the Company’s insurance coverage for operating risks;

●	Risks related to the fluctuation of prices for precious and base metals, such as gold, silver and copper;

●	Risks related to the competitive industry of mineral exploration;

●	Risks related to the title and rights in the Company’s mineral properties;

●	Risks related to the possible dilution of the Company’s common stock from additional financing activities;

●	Risks related to potential conflicts of interest with the Company’s management; and

●	Risks related to the Company’s shares of common stock.

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

SELECTED FINANCIAL DATA.

	Six months ended
	October 31, 2023	October 31, 2022
Revenues	$-	$-
Total operating expenses	130,720	181,519
Loss from operations	(130,720)	(181,519)
Other income (expense)	(19,558)	(10,029)
NET LOSS	$(150,278)	$(191,548)

Weighted average shares of common stock (basic and diluted)	97,290,810	97,290,810

Income (loss) per share (basic and diluted)	Nil	Nil

BALANCE SHEET INFORMATION

	October 31, 2023	April 30, 2023
Working capital (deficit)	$(82,003)	$(24,725)
Total assets	752,156	712,290
Accumulated deficit	12,770,106	12,619,828
Stockholders’ equity	30,064	180,342

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

RESULTS OF OPERATIONS

	For the three months ended
	October 31, 2023	October 31, 2022	$ Change	Pct. Change

Pre-development expense	$1,438	$16,271	$(14,833)	(91.2)%
Legal and professional fees	28,505	7,614	20,891	274.4%
Management and administrative	20,096	20,499	(403)	(2.0)%
Interest expense	401	406	(5)	(1.2)%
Interest expense, related party	10,885	6,712	4,173	62.2%
Interest (income)	(1)	-	(1)	N/A
Total	$61,324	$51,502	$9,822	19.1%

	For the six months ended
	October 31, 2023	October 31, 2022	$ Change	Pct. Change

Mineral exploration expense	$25,896	$25,146	$750	3.0%
Pre-development expense	10,480	69,448	(58,968)	(84.9)%
Legal and professional fees	53,917	45,660	8,257	18.1%
Management and administrative	40,427	41,265	(838)	(2.0)%
Interest expense	803	812	(9)	(1.1)%
Interest expense, related party	18,758	9,217	9,541	103.5%
Interest (income)	(3)	-	(3)	N/A
Total	$150,278	$191,548	$(41,270)	(21.5)%

The Company earned no operating revenue in 2022 or 2023 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended October 31, 2023 of $61,324  increased by $9,822 from the 2022 total net loss of $51,502.

Total net loss for the six months ended October 31, 2023 of $150,278  decreased by $41,270 from the 2022 total net loss of  $191,548.

Mineral exploration expense

	For the six months ended
	October 31, 2023	October 31, 2022	$ Change	Pct. Change
Claims	25,896	25,146	750	3.0%
Total mineral exploration expense	$25,896	$25,146	$750	3.0%

Mineral exploration expense for the six months ended October 31, 2023 of $25,896   increased  $750 from 2022 mineral exploration expense of $25,146.  Aside from annual claims payments, there was no additional mineral exploration expense for the six months ended October 31, 2023 and 2022, respectively.  There were no exploration expenses for the three months ended October 31, 2023 and 2022.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit to construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended
	October 31, 2023	October 31, 2022	$ Change	Pct. Change
Field expense	$-	$1,750	$(1,750)	(100.0)%
Permits and fees	-	-	-	NA
Technical consultants	-	8,220	(8,220)	NA
Water rights costs	1,438	6,301	(4,863)	(77.2)%
Total pre-development expense	$1,438	$16,271	$(14,833)	(91.2)%

	For the six months ended
	October 31, 2023	October 31, 2022	$ Change	Pct. Change
Field expense	$2,441	$4,874	$(2,433)	(49.9)%
Permits and fees	300	200	100	50.0%
Technical consultants	-	51,772	(51,772)	(100.0)%
Water rights costs	7,739	12,602	(4,863)	(38.6)%
Total pre-development expense	$10,480	$69,448	$(58,968)	(84.9)%

Pre-development expense for the three months ended October 31, 2023 was $1,438  a decrease of   $14,833 from 2022 pre-development expense of $16,271.

Technical consultant expense decreased $8,220 to $Nil for the three months ended October 31, 2023 compared to $8,220 for the three months ended October 31, 2022.

Pre-development expense for the six months ended October 31, 2023 of  $10,480  decreased  $58,968 from 2022 pre-development expense of $69,448.

Technical consultant expense decreased $51,772 to $Nil for the six months ended October 31, 2023 compared to $51,772 for the six months ended October 31, 2022.

Legal and professional fees

	For the three months ended
	October 31, 2023	October 31, 2022	$ Change	Pct. Change
Audit and accounting	$21,306	$3,500	$17,806	508.7%
Legal fees	2,491	2,130	361	16.9%
Public company expense	4,630	1,906	2,724	142.9%
Investor relations	78	78	-	0.0%
Total legal and professional fees	$28,505	$7,614	$20,891	274.4%

	For the six months ended
	October 31, 2023	October 31, 2022	$ Change	Pct. Change
Audit and accounting	$24,330	$23,074	$1,256	5.4%
Legal fees	5,426	4,064	1,362	33.5%
Public company expense	24,005	18,366	5,639	30.7%
Investor relations	156	156	-	0.0%
Total legal and professional fees	$53,917	$45,660	$8,257	18.1%

Legal and professional fees of $28,505 for the three months ended October 31, 2023 decreased by $20,891 compared to the three months ended October 31, 2022 expense of $7,614. The increase is primarily related to the timing of audit fees recognized as the annual audit of the Company's financial statements did not conclude until the quarter ending October 31, 2023.

There are no pending legal issues or contingencies as of October 31, 2023.

Legal and professional fees of $53,917 for the six months ended October 31, 2023   increased by $8,257 compared to the six months ended October 31, 2022 expense of $45,660. The increase is primarily related to additional cost related to filing fees and software.

Management and administrative expense

	For the three months ended
	October 31, 2023	October 31, 2022	$ Change	Pct. Change
Auto and travel	$-	$-	$-	#DIV/0!
General administrative and insurance	12,201	12,572	(371)	(3.0)%
Management fees and payroll	7,500	7,500	-	0.0%
Office and computer expense	300	332	(32)	(9.6)%
Telephone and utilities	95	95	-	0.0%
Total	$20,096	$20,499	$(403)	(2.0)%

	For the six months ended
	October 31, 2023	October 31, 2022	$ Change	Pct. Change
Auto and travel	$-	$94	$(94)	(100.0)%
General administrative and insurance	24,401	25,144	(743)	(3.0)%
Management fees and payroll	15,000	15,000	-	0.0%
Office and computer expense	836	838	(2)	(0.2)%
Telephone and utilities	190	189	1	0.5%
Total	$40,427	$41,265	$(838)	(2.0)%

Total management and administrative expense decreased by $403, for the three months ended October 31, 2023 to $20,096 compared to $20,499 for the three months ended October 31, 2022.

Management fees were accrued during the three- and six-months ended July 31, 2023 but not paid.

Total management and administrative expense decreased by $838 for the six months ended October 31, 2023 to $40,427 compared to $41,265 for the six months ended October 31, 2022.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	October 31, 2023	April 30, 2023
Current assets	$72,589	$44,723
Current liabilities	154,592	69,448
Working capital	$(82,003)	$(24,725)

CASH FLOWS

	Six months ended
	October 31, 2023	October 31, 2022
Cash flow used by operating activities	$(110,549)	$(207,416)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	160,000	180,000
Net decrease in cash during period	$37,451	$(39,416)

As of October 31, 2023, the Company had cash on hand of $70,956. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended October 31, 2023 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

For the three months ended October 31, 2023, the Company sold no common stock.

During the three months ended October 31, 2023, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

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

STAR GOLD CORP.

Date:	December 11, 2023	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	December 11, 2023		/s/ KELLY J. STOPHER
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)