Form 10-K/A
period 2023-04-30
Star Gold Corp.
filed 2024-03-15
CIK 1401835

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

This Form 10-K/A is amended hereby solely for the purposes of responding to comments issued to us by the Securities and Exchange Commission on January 22,2024.  No financial related information has been changed.  This Form 10-K/A should be read in conjunction with our response letter filed on EDGAR concurrently with our filing of this Form 10-K/A.

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

The Company has no proven reserves.

We have no proven reserves at any of our properties. We only have measured, indicated, and inferred, along with assay samples at the Longstreet Property.

Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation SK, which first became applicable to us for the fiscal year ended April 30, 2022. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. You are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can feasibility. Investors are cautioned not to assume that any part or all of the Inferred Resource exists or is economically or legally mineable. See Item 1A, Risk Factors."

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

The Company is an exploration stage company with no proven or probable mineral reserves. There is no assurance that a commercially viable mineral deposit exists at the Longstreet Property. Further exploration will be required before any final determination as to the economic or legal feasibility may be made as to the Company’s property.

THE LONGSTREET PROPERTY

In January of 2010 Star Gold signed an agreement (the “Longstreet Agreement”) to lease with an option to acquire from MinQuest, Inc. (“MinQuest”), 60 unpatented mining claims totaling approximately 490 hectares. The Company completed its first phase of drilling in 2011. On July 9, 2010, the Company and MinQuest entered into an amended agreement to add an additional 10 claims and expanded the total to 70 unpatented claims. In addition, Star Gold agreed to reimburse MinQuest for 5 claims leased from a third party, Roy Clifford. The Longstreet Property comprises 142 mineral claims (75 original optioned claims, of which 70 are unpatented staked claims and five claims acquired from local ranchers (Roy Clifford et al)), as well as 50 claims subsequently staked by Star Gold, covering a total area of approximately 2,500 acres (1,012 ha) (Figure 6-1). The claims are located within Sections 9-17, 20, and 21 of T6N, R47E, MDB&M (Mount Diablo Base Line & Meridian), Nye County. The geographic coordinates of the central part of the property are approximately 38 degrees 22’0” N. Latitude and 116 degrees 40’00” W Longitude. The entire 142 claims (the 5 claims covered by the Clifford Lease are not subject to the Longstreet Agreement) comprise the Longstreet Property.

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

The first vein mapping program ever done at Longstreet was completed in October 2002. This work disclosed that gold-bearing veins at Main, as well as 6 other targets in the project area are steeply dipping. Most of the previous drilling was vertical. This indicates high potential to increase continuity, tonnage and grade of the resource. Surface geochemical sampling of veins from all the currently defined targets found gold values up to 18.1 g/t. The property contains strong potential for both open pit heap-leachable and high-grade millable ore.. Comparison to this and other historic or producing mines is strictly informational relative to location and similar geologic characteristics.

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

The Longstreet Project is affiliated with a paleo-hot springs system in a caldera associated volcanic setting. Star Gold hopes to develop an open pit, bulk minable, heap leachable gold/silver mine at Longstreet.

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

Mineral deposits in this part of the Basin and Range Province are varied and widespread and some of them have (had) substantial metal production..

The oxidized ore is described as a closely spaced set of steeply dipping veins and veinlets following northwest-trending faults and associated joints over broad areas. Significant gold mineralization is not found in northeast-trending faults and fractures. The vein/veinlet system contains quartz, adularia, limonite (oxidized from pyrite), manganese oxide and associated native free gold. Flat veins are similar to the steep veins in character and mineral content, but with more brecciation of the wall rocks. Gold contents also appear to be higher in the flat veins. The adularia in the ore related veins is dated at 25.9 to 26.6 Ma. (Henry, Castor and Elson, 1996).

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

The Company has not engaged in any exploration activities since 2015.  Our activities since that time have been primarily related to wildlife studies, economic feasibility studies, archaeological studies and other related activities intended to moving toward developing a Plan of Operations and obtaining a permit to construct a mine.  Star Gold’s geologists believe sampling and drilling results to date warrant optimism of one or more economic, near surface, bulk-mineable, heap leach-recoverable gold-silver deposits at the Longstreet Project targets described above. In addition, sampling at surface near the Cyprus target suggests the presence of higher-grade veins, which may be suitable to underground mining methods. Situated on a high ridge-top, it could be easily mined from a canyon elevation adit.

MinQuest personnel have done all data verification regarding the Company’s sampling and drilling results, including comparing the list of samples sent to the laboratory and sampling results from the laboratory.  IN particular, the MinQuest quality assurance and quality control (QA/QC) program includes:

●	Insertion of a blank and two standards (pulp) of known gold and silver concentration at the at the frequency of approximately one in every 20 samples
●	Insertion of a B sample, if unexpected high or low values are encountered, at the frequency of 1 in every 30 samples, and sent to the laboratory together with the A samples.
●	Duplicate assays, i.e., re-assay of values higher than 1 g/t Au.
●	Analysis of assay results of the standards.

A-Z Mining has also verified the data presented.

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

STAR GOLD CORP.

Date:	March 11, 2024		/s/ DAVID SEGELOV

		By:	David Segelov
President and Director
(Principal Executive Officer)

Date:	March 11, 2024		/s/ KELLY J. STOPHER

		By:	Kelly J. Stopher
Chief Financial Officer and Corporate Secretary/Treasurer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 11, 2024	By:	/s/ LINDSAY E. GORRILL
Lindsay E. Gorrill
Director

Date:	March 11, 2024		/s/ DAVID SEGELOV
		By:	David Segelov
Director

Date:	March 11, 2024		/s/ THOMAS J. POWER
		By:	Thomas J. Power
Director

Date:	March 11, 2024		/s/ PAUL B. COOMBS
		By:	Paul B Coombs
Director