Form 10-Q
period 2024-01-31
Star Gold Corp.
filed 2024-04-08
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2024

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

As of April 8, 2024, there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

Contents

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	January 31, 2024	April 30, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,119	$33,505
Other current assets	711	11,218
TOTAL CURRENT ASSETS	11,830	44,723
MINING INTEREST (NOTE 4)	590,167	578,167
RECLAMATION BOND (NOTE 4)	89,400	89,400
TOTAL ASSETS	$691,397	$712,290
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$36,620	$29,240
Accrued interest, related parties	55,515	25,208
Promissory notes, related parties (NOTE 5)	50,000	15,000
TOTAL CURRENT LIABILITIES	142,135	69,448
LONG TERM LIABILITIES:
Convertible promissory notes, related parties (NOTE 5)	567,500	462,500
TOTAL LIABILITIES	709,635	531,948
COMMITMENTS AND CONTINGENCIES (NOTE 5)	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 1,000,000,000 shares authorized; 97,290,810 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,702,879	12,702,879
Accumulated deficit	(12,818,408)	(12,619,828)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(18,238)	180,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$691,397	$712,290

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended January 31,		Nine months ended January 31,
	2024	2023	2024	2023
OPERATING EXPENSE
Mineral exploration expense	$-	$-	$25,896	$25,146
Pre-development expense	2,524	24,280	13,004	93,728
Legal and professional fees	11,657	9,533	65,574	55,193
Management and administrative	22,170	22,444	62,597	63,709
TOTAL OPERATING EXPENSES	36,351	56,257	167,071	237,776
LOSS FROM OPERATIONS	(36,351)	(56,257)	(167,071)	(237,776)
OTHER INCOME (EXPENSE)
Interest income	-	-	3	-
Interest expense	(402)	(406)	(1,205)	(1,218)
Interest expense, related parties	(11,549)	(6,620)	(30,307)	(15,837)
TOTAL OTHER INCOME (EXPENSE)	(11,951)	(7,026)	(31,509)	(17,055)
NET LOSS BEFORE INCOME TAXES	(48,302)	(63,283)	(198,580)	(254,831)
Provision for income taxes	-	-	-	-
NET LOSS	$(48,302)	$(63,283)	$(198,580)	$(254,831)
Basic and diluted loss per share	$Nil	$Nil	$Nil	$Nil
Basic and diluted weighted average number shares outstanding	97,290,810	97,290,810	97,290,810	97,290,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For the three and nine months ended January 31, 2024 and 2023

	Common Stock				Total
	Shares	Par Value	Additional Paid-in	Accumulated	Stockholders’
	Issued	$.001 per share	Capital	Deficit	Equity (Deficit)
BALANCE, April 30, 2022	97,290,810	$97,291	$12,702,879	$(12,194,988)	$605,182
Net loss	-	-	-	(140,046)	(140,046)
BALANCE, July 31, 2022	97,290,810	97,291	12,702,879	(12,335,034)	465,136
Net loss	-	-	-	(51,502)	(51,502)
BALANCE, October 31, 2022	97,290,810	$97,291	$12,702,879	$(12,386,536)	$413,634
Net loss	-	-	-	(63,283)	(63,283)
BALANCE, January 31, 2023	97,290,810	$97,291	$12,702,879	$(12,449,819)	$350,351

BALANCE, April 30, 2023	97,290,810	$97,291	$12,702,879	$(12,619,828)	$180,342
Net loss	-	-	-	(88,954)	(88,954)
BALANCE, July 31, 2023	97,290,810	97,291	12,702,879	(12,708,782)	91,388
Net loss	-	-	-	(61,324)	(61,324)
BALANCE, October 31, 2023	97,290,810	$97,291	$12,702,879	$(12,770,106)	$30,064
Net loss	-	-	-	(48,302)	(48,302)
BALANCE, January 31, 2024	97,290,810	$97,291	$12,702,879	$(12,818,408)	$(18,238)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	January 31, 2024	January 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(198,580)	$(254,831)
Changes in assets and liabilities:
Other current assets	10,507	(2,522)
Accounts payable and accrued liabilities	7,380	5,200
Accrued interest, related parties	30,307	15,223
Net cash used by operating activities	(150,386)	(236,930)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes payable, related parties	55,000	290,000
Repayment of promissory notes payable, related party	(20,000)	(80,000)
Proceeds from convertible notes payable, related parties	105,000	-
Net cash provided by financing activities	140,000	210,000
Net decrease in cash and cash equivalents	(22,386)	(38,930)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,505	50,815
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,119	$11,885

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2024

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at  April 30, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three- and nine- month period ended  January 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2024.

These unaudited condensed interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended April 30, 2023 filed with the Securities and Exchange Commission on March 15, 2024.

The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of January 31, 2024, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed balance sheet as of January 31, 2024, the Company has an accumulated deficit of $12,818,408.  On  January 31, 2024, the Company's working capital deficit was $130,305. The lack of sufficient working capital to meet current obligations, continuing losses and ongoing cash used by operating activities raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will depend on the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, reclamation bonds, promissory notes related parties and convertible promissory notes, related parties.

Cash and cash equivalents, reclamation bonds, promissory notes, related party and convertible promissory notes, related parties are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at January 31, 2024.

New Accounting Pronouncements

Accounting Standards Updates Adopted

In August 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. We do not expect adoption of the new guidance to have a material impact on our financial statements and disclosures.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our financial statements and disclosures.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this update on our financial statements and disclosures.

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

The outstanding securities on  January 31, 2024 and 2023 that could have a dilutive effect are as follows:

	January 31, 2024	January 31, 2023
Stock options	3,435,000	5,035,000
Convertible promissory notes and accrued interest, related parties	25,855,479	3,175,479
Warrants	2,000,000	2,000,000
Total Possible Dilution	31,290,479	10,210,479

For the three- and nine- months ended January 31, 2024 and 2023, respectively, the effect of the Company’s outstanding stock options, convertible promissory notes, related parties and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4 –MINING INTEREST

The following is a summary of the Company’s equipment and mining interest on  January 31, 2024 and April 30, 2023.

	January 31, 2024	April 30, 2023
Mining interest - Longstreet	590,167	578,167
Total	$590,167	$578,167

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

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the nine months ended January 31, 2024 and 2023, respectively, the Company paid the annual $12,000 advance royalty on the Longstreet Property.

At January 31, 2024 and April 30, 2023, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5– RELATED PARTY TRANSACTIONS

The following is a summary of the Company's Promissory notes, related parties and convertible promissory notes, related parties as of  January 31, 2024:

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Maturity date	Interest rate	Conversion price per share	Principal amount	Accrued interest	Total
Promissory notes, related parties
March 31, 2024	8%	$-	$-	$852	$852
June 28, 2024	8%	-	15,000	934	15,934
August 24, 2024	8%	-	35,000	1,227	36,227
			$50,000	$3,013	$53,013
Convertible promissory notes, related parties
April 30, 2025	5%	$0.05	150,000	16,274	166,274
April 14, 2026	8%	0.02	260,000	30,475	290,475
April 14, 2026	8%	0.02	52,500	3,360	55,860
October 24, 2026	8%	0.0206	15,000	322	15,322
October 24, 2026	8%	0.0206	90,000	2,071	92,071
			$567,500	$52,502	$620,002

Consulting agreements

For the three months ended  January 31, 2024 and 2023, the Company recognized $7,500  and $7,500, respectively, for contract Chief Financial Officer services, which is included in "management and administrative expense".  For the nine months ended  January 31, 2024   and  2023 , the Company recognized $22,500 and $22,500, respectively for contract Chief Financial Officer services.

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

During the three months ended January 31, 2024, the Company repaid $20,000 on promissory notes due to the Chairman of the Board of Directors.

As of   January 31, 2024  and  April 30, 2023, respectively,  the principal balance of the promissory notes, related party is $50,000  and $15,000.  As of  January 31, 2024 and  April 30, 2023, accrued interest on the promissory notes, related party is $3,013 and $99, respectively, which is included in "Accrued interest, related parties" on the balance sheet.

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

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

At January 31, 2024 and April 30, 2023, the balance of accrued interest due to related parties from convertible promissory notes is $52,502 and $25,109, respectively, which is included in “Accrued interest, related parties” on the balance sheet.

For the  three months ended January 31, 2024 and 2023, respectively, the Company recognized interest expense, related parties of  $11,549 and $6,620.  For the nine months ended January 31, 2024 and 2023, respectively, the Company recognized interest expense, related parties of $30,307 and $15,837.

NOTE 6 – WARRANTS

On October 31, 2021, the Company granted 2,000,000 warrants to purchase Common Stock in lieu of cash payment for future services. The warrants have an exercise price of $0.0442. The expiration date of the warrants is October 31, 2026.

NOTE 7– STOCK OPTIONS

Options issued for mining interest

In consideration for its mining interest in prior years (see Note 4), the Company was obligated to issue stock options to purchase shares of the Company’s common stock based on “fair market price” which for financial statement purposes is considered to be the closing price of the Company’s common stock on the issue dates. Those costs were capitalized as mining interest.

Options outstanding for mining interest totaled 935,000 at January 31, 2024 and  April 30, 2023 and are fully vested. As of January 31, 2024, the remaining weighted average term of the option grants for mining interest was 0.58 years. As of January 31, 2024, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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

No options were issued, exercised, expired or forfeited under the Stock Option Plan during the three- and nine- months ended  January 31, 2024 or 2023.

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of  January 31, 2024 and April 30, 2023, respectively, there was no unrecognized compensation cost related to stock-based options and awards.  As of January 31, 2024, the remaining average term of the 2011 Plan option grants was 2.25 years.  As of January 31, 2024, the weighted average exercise price of the options issued under the 2011 plan was $0.06.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes additional information about the options under the Company's Stock Option Plan:

	Options outstanding and exercisable
		Remaining Term
Date of Grant	Shares	(years)	Price
April 30, 2021	2,500,000	2.25	0.06

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

		Weighted Average
	All options	Exercise Price
Balance outstanding at April 30, 2022	5,035,000	$0.056
Expired or forfeited	(1,600,000)	$(0.064)
Balance outstanding at April 30, 2023 and January 31, 2024	3,435,000	$0.055

		Weighted
		Average	Weighted
		Remaining Term	Average Exercise
Options issued for:	Options	(years)	Price
Mining interests	935,000	0.58	$0.04
Stock option plan	2,500,000	2.25	0.06
Outstanding and exercisable at January 31, 2024	3,435,000		$0.055

The aggregate intrinsic value of all options vested and exercisable at January 31, 2024, was $Nil based on the Company’s closing price of $0.021 per common share at January 31, 2024. The Company’s current policy is to issue new shares to satisfy option exercises.

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

SELECTED FINANCIAL DATA.

	Nine months ended
	January 31, 2024	January 31, 2023
Revenues	$-	$-
Total operating expenses	167,071	237,776
Loss from operations	(167,071)	(237,776)
Other income (expense)	(31,509)	(17,055)
NET LOSS	$(198,580)	$(254,831)

Weighted average shares of common stock (basic and diluted)	97,290,810	97,290,810

Income (loss) per share (basic and diluted)	Nil	Nil

BALANCE SHEET INFORMATION

	January 31, 2024	April 30, 2023
Working capital (deficit)	$(130,305)	$(24,725)
Total assets	691,397	712,290
Accumulated deficit	12,818,408	12,619,828
Stockholders’ equity	(18,238)	180,342

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

RESULTS OF OPERATIONS

	For the three months ended
	January 31, 2024	January 31, 2023	$ Change	Pct. Change

Pre-development expense	$2,524	$24,280	$(21,756)	(89.6)%
Legal and professional fees	11,657	9,533	2,124	22.3%
Management and administrative	22,170	22,444	(274)	(1.2)%
Interest expense	402	406	(4)	(1.0)%
Interest expense, related party	11,549	6,620	4,929	74.5%
Total	$48,302	$63,283	$(14,981)	(23.7)%

	For the nine months ended
	January 31, 2024	January 31, 2023	$ Change	Pct. Change

Mineral exploration expense	$25,896	$25,146	$750	3.0%
Pre-development expense	13,004	93,728	(80,724)	(86.1)%
Legal and professional fees	65,574	55,193	10,381	18.8%
Management and administrative	62,597	63,709	(1,112)	(1.7)%
Interest expense	1,205	1,218	(13)	(1.1)%
Interest expense, related party	30,307	15,837	14,470	91.4%
Interest (income)	(3)	-	(3)	N/A
Total	$198,580	$254,831	$(56,251)	(22.1)%

The Company earned no operating revenue in 2024  or 2023 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended January 31, 2024 of $48,302  decreased by $14,981 from the 2023 total net loss of $63,283.

Total net loss for the nine months ended January 31, 2024 of $198,580  decreased by $56,251 from the 2023 total net loss of  $254,831.

Mineral exploration expense

	For the nine months ended
	January 31, 2024	January 31, 2023	$ Change	Pct. Change
Claims	25,896	25,146	750	3.0%
Total mineral exploration expense	$25,896	$25,146	$750	3.0%

Mineral exploration expense for the nine months ended January 31, 2024 of $25,896   increased  $750 from 2023 mineral exploration expense of $25,146.  Aside from annual claims payments, there was no additional mineral exploration expense for the nine months ended January 31, 2024 and 2023, respectively.  There were no exploration expenses for the three months ended  January 31, 2024 and 2023.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit to construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended
	January 31, 2024	January 31, 2023	$ Change	Pct. Change
Field expense	$2,524	$2,979	$(455)	(15.3)%
Technical consultants	-	15,000	(15,000)	(100.0)%
Water rights costs	-	6,301	(6,301)	(100.0)%
Total pre-development expense	$2,524	$24,280	$(21,756)	(89.6)%

	For the nine months ended
	January 31, 2024	January 31, 2023	$ Change	Pct. Change
Field expense	$4,964	$7,853	$(2,889)	(36.8)%
Permits and fees	300	200	100	50.0%
Technical consultants	-	66,772	(66,772)	(100.0)%
Water rights costs	7,740	18,903	(11,163)	(59.1)%
Total pre-development expense	$13,004	$93,728	$(80,724)	(86.1)%

Pre-development expense for the three months ended January 31, 2024 was $2,524  a decrease of   $21,756 from 2023  pre-development expense of $24,280.

Technical consultant expense decreased $15,000  to $Nil for the three months ended January 31, 2024 compared to $15,000 for the three months ended January 31, 2023.

Pre-development expense for the nine months ended January 31, 2024 of  $13,004  decreased  $80,724 from 2023  pre-development expense of $93,728.

Technical consultant expense decreased $66,772 to $Nil for the nine months ended January 31, 2024 compared to $66,772 for the nine months ended January 31, 2023.

Legal and professional fees

	For the three months ended
	January 31, 2024	January 31, 2023	$ Change	Pct. Change
Audit and accounting	$6,825	$6,025	$800	13.3%
Legal fees	244	900	(656)	(72.9)%
Public company expense	4,496	2,517	1,979	78.6%
Investor relations	92	91	1	1.1%
Total legal and professional fees	$11,657	$9,533	$2,124	22.3%

	For the nine months ended
	January 31, 2024	January 31, 2023	$ Change	Pct. Change
Audit and accounting	$31,155	$29,099	$2,056	7.1%
Legal fees	5,670	4,964	706	14.2%
Public company expense	28,501	20,883	7,618	36.5%
Investor relations	248	247	1	0.4%
Total legal and professional fees	$65,574	$55,193	$10,381	18.8%

Legal and professional fees of $11,657 for the three months ended January 31, 2024 increased by $2,124 compared to the three months ended January 31, 2023 expense of $9,533.

There are no pending legal issues or contingencies as of January 31, 2024.

Legal and professional fees of $65,574 for the nine months ended January 31, 2024   increased by $10,381 compared to the nine months ended January 31, 2023 expense of $55,193. The increase is primarily related to additional cost related to filing fees and software.

Management and administrative expense

	For the three months ended
	January 31, 2024	January 31, 2023	$ Change	Pct. Change
General administrative and insurance	$13,615	$13,747	$(132)	(1.0)%
Management fees and payroll	7,500	7,500	-	0.0%
Office and computer expense	957	1,102	(145)	(13.2)%
Telephone and utilities	98	95	3	3.2%
Total	$22,170	$22,444	$(274)	(1.2)%

	For the nine months ended
	January 31, 2024	January 31, 2023	$ Change	Pct. Change
Auto and travel	$-	$94	$(94)	(100.0)%
General administrative and insurance	38,016	38,891	(875)	(2.2)%
Management fees and payroll	22,500	22,500	-	0.0%
Office and computer expense	1,793	1,940	(147)	(7.6)%
Telephone and utilities	288	284	4	1.4%
Total	$62,597	$63,709	$(1,112)	(1.7)%

Total management and administrative expense decreased by $274, for the three months ended January 31, 2024 to $22,170 compared to $22,444 for the three months ended January 31, 2023.

Management fees were accrued during the three- and nine-months ended January 31, 2024  and 2023, but not paid.

Total management and administrative expense decreased by $1,112 for the nine months ended January 31, 2024 to $62,597 compared to $63,709 for the nine months ended January 31, 2023.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	January 31, 2024	April 30, 2023
Current assets	$11,830	$44,723
Current liabilities	142,135	69,448
Working capital	$(130,305)	$(24,725)

CASH FLOWS

	Nine months ended
	January 31, 2024	January 31, 2023
Cash flow used by operating activities	$(150,386)	$(236,930)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	140,000	210,000
Net decrease in cash during period	$(22,386)	$(38,930)

As of January 31, 2024, the Company had cash on hand of $11,119. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended January 31, 2024 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

For the three months ended January 31, 2024, the Company sold no common stock.

During the three months ended January 31, 2024, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

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

STAR GOLD CORP.

Date:	April 8, 2024	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	April 8, 2024		/s/ KELLY J. STOPHER
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)