Form 10-K
period 2024-04-30
Star Gold Corp.
filed 2024-08-13
CIK 1401835

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2024

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

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2023 was $1,399,196.

As of August 12, 2024  there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

STAR GOLD CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED April 30, 2024

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending April 30, 2024. The following statements may be forward-looking in nature and actual results may differ materially.

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

During the fiscal year ended April 30, 2024, the Company had a net loss of $237,711  in connection with the maintenance and exploration of its mineral properties and the operation of the exploration business. The Company therefore expects to continue to incur significant losses into the foreseeable future. The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations. At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business. The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

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

Should the Company issue additional shares to finance its business activities, investors’ interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are outstanding 2,000,000 Common Share purchase warrants exercisable into 2,000,000 shares of common stock, 3,435,000options granted that are exercisable into 3,435,000 shares of common stock, and $587,500 of promissory notes convertible to 27,529,556 shares of common stock.   If these are exercised or converted, these would represent approximately 25.3% of the Company’s then issued and outstanding shares. If all the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders. The dilution may result in a decline in the market price of the Company’s shares.

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

Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation SK, which first became applicable to us for the fiscal year ended April 30, 2022. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. You are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be made of  feasibility. Investors are cautioned not to assume that any part or all of the Inferred Resource exists or is economically or legally mineable. See Item 1A, Risk Factors."

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

A list of claims, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

	BLM Listed	NMC	Area
Claim Name	Owner	Number	(Acres)	Date Located	Renewal date
Morning Star	Roy Clifford et al	96719	20	7/1/1957	9/1/2024
Longstreet 11	Roy Clifford et al	164002	20	6/14/1980	9/1/2024
Longstreet 12	Roy Clifford et al	164003	20	6/14/1980	9/1/2024
Longstreet 14	Roy Clifford et al	164005	20	6/14/1980	9/1/2024
Longstreet 15	Roy Clifford et al	164006	20	6/14/1980	9/1/2024
Longstreet 1A	Great Basin Resources, Inc.	799562	20	1/22/1999	9/1/2024
Longstreet 2A	Great Basin Resources, Inc.	799563	20	1/22/1999	9/1/2024
Longstreet 3A	Great Basin Resources, Inc.	799564	20	1/22/1999	9/1/2024
Longstreet 6A	Great Basin Resources, Inc.	799565	20	1/22/1999	9/1/2024
Longstreet 7A	Great Basin Resources, Inc.	799566	20	1/22/1999	9/1/2024
Longstreet 8A	Great Basin Resources, Inc.	799567	20	1/22/1999	9/1/2024
Longstreet 9A	Great Basin Resources, Inc.	799568	20	1/22/1999	9/1/2024
Longstreet 16A	Great Basin Resources, Inc.	799569	20	1/22/1999	9/1/2024
Longstreet 13	Great Basin Resources, Inc.	799570	20	1/22/1999	9/1/2024
Longstreet 32	Great Basin Resources, Inc.	799571	20	1/22/1999	9/1/2024
Longstreet 34	Great Basin Resources, Inc.	799572	20	1/22/1999	9/1/2024
Longstreet 4A	Great Basin Resources, Inc.	836168	20	2/2/2002	9/1/2024
Longstreet 5A	Great Basin Resources, Inc.	836169	20	2/2/2002	9/1/2024
Longstreet 8	Great Basin Resources, Inc.	836170	20	2/2/2002	9/1/2024
Longstreet 10	Great Basin Resources, Inc.	836171	20	2/2/2002	9/1/2024
Longstreet 10A	Great Basin Resources, Inc.	836172	20	2/2/2002	9/1/2024
Longstreet 28	Great Basin Resources, Inc.	836173	20	2/2/2002	9/1/2024
Longstreet 30	Great Basin Resources, Inc.	836174	20	2/2/2002	9/1/2024
Longstreet 36	Great Basin Resources, Inc.	836175	20	2/2/2002	9/1/2024
Longstreet 37	Great Basin Resources, Inc.	836176	20	2/2/2002	9/1/2024
Longstreet 39	Great Basin Resources, Inc.	836177	20	2/2/2002	9/1/2024
Longstreet 41	Great Basin Resources, Inc.	836178	20	2/2/2002	9/1/2024
Longstreet 43	Great Basin Resources, Inc.	836179	20	2/2/2002	9/1/2024
Longstreet 45	Great Basin Resources, Inc.	836180	20	2/2/2002	9/1/2024
Longstreet 47	Great Basin Resources, Inc.	836181	20	2/2/2002	9/1/2024

	BLM Listed	NMC	Area
Claim Name	Owner	Number	(Acres)	Date Located	Renewal date
Longstreet 49	Great Basin Resources, Inc.	836182	20	2/2/2002	9/1/2024
Longstreet 101	Great Basin Resources, Inc.	836183	20	2/2/2002	9/1/2024
Longstreet 102	Great Basin Resources, Inc.	836184	20	2/2/2002	9/1/2024
Longstreet 103	Great Basin Resources, Inc.	836185	20	2/2/2002	9/1/2024
Longstreet 104	Great Basin Resources, Inc.	836186	20	2/2/2002	9/1/2024
Longstreet 105	Great Basin Resources, Inc.	836187	20	2/2/2002	9/1/2024
Longstreet 106	Great Basin Resources, Inc.	836188	20	2/2/2002	9/1/2024
Longstreet 107	Great Basin Resources, Inc.	836189	20	2/2/2002	9/1/2024
Longstreet 108	Great Basin Resources, Inc.	836190	20	2/2/2002	9/1/2024
Longstreet 12	Great Basin Resources, Inc.	843867	20	2/25/2003	9/1/2024
Longstreet 14	Great Basin Resources, Inc.	843868	20	2/25/2003	9/1/2024
Longstreet 16	Great Basin Resources, Inc.	843869	20	2/25/2003	9/1/2024
Longstreet 18	Great Basin Resources, Inc.	843870	20	2/25/2003	9/1/2024
Longstreet 20	Great Basin Resources, Inc.	843871	20	2/25/2003	9/1/2024
Longstreet 26	Great Basin Resources, Inc.	843872	20	2/25/2003	9/1/2024
Longstreet 42	Great Basin Resources, Inc.	843873	20	2/25/2003	9/1/2024
Longstreet 44	Great Basin Resources, Inc.	843874	20	2/25/2003	9/1/2024
Longstreet 46	Great Basin Resources, Inc.	843875	20	2/25/2003	9/1/2024
Longstreet 48	Great Basin Resources, Inc.	843876	20	2/25/2003	9/1/2024
Longstreet 50	Great Basin Resources, Inc.	843877	20	2/25/2003	9/1/2024
Longstreet 40	Great Basin Resources, Inc.	851568	20	2/25/2003	9/1/2024
Longstreet 118	Great Basin Resources, Inc.	851569	20	9/29/2003	9/1/2024
Longstreet 119	Great Basin Resources, Inc.	851570	20	9/29/2003	9/1/2024
Longstreet 120	Great Basin Resources, Inc.	851571	20	9/29/2003	9/1/2024
Longstreet 121	Great Basin Resources, Inc.	851572	20	9/29/2003	9/1/2024
Longstreet 122	Great Basin Resources, Inc.	851573	20	9/29/2003	9/1/2024
Longstreet 123	Great Basin Resources, Inc.	851574	20	9/29/2003	9/1/2024
Longstreet 124	Great Basin Resources, Inc.	851575	20	9/29/2003	9/1/2024
Longstreet 109	Great Basin Resources, Inc.	855021	20	2/25/2003	9/1/2024
Longstreet 110	Great Basin Resources, Inc.	855022	20	2/25/2003	9/1/2024
Longstreet 111	Great Basin Resources, Inc.	855023	20	2/25/2003	9/1/2024
Longstreet 112	Great Basin Resources, Inc.	855024	20	2/25/2003	9/1/2024
Longstreet 113	Great Basin Resources, Inc.	855025	20	2/25/2003	9/1/2024
Longstreet 114	Great Basin Resources, Inc.	855026	20	2/25/2003	9/1/2024
Longstreet 115	Great Basin Resources, Inc.	855027	20	2/25/2003	9/1/2024
Longstreet 56	Great Basin Resources, Inc.	1025831	20	7/9/2010	9/1/2024
Longstreet 57	Great Basin Resources, Inc.	1025832	20	7/9/2010	9/1/2024
Longstreet 58	Great Basin Resources, Inc.	1025833	20	7/9/2010	9/1/2024
Longstreet 59	Great Basin Resources, Inc.	1025834	20	7/9/2010	9/1/2024
Longstreet 60	Great Basin Resources, Inc.	1025835	20	7/9/2010	9/1/2024
Longstreet 61	Great Basin Resources, Inc.	1025836	20	7/9/2010	9/1/2024
Longstreet 62	Great Basin Resources, Inc.	1025837	20	7/9/2010	9/1/2024
Longstreet 63	Great Basin Resources, Inc.	1025838	20	7/9/2010	9/1/2024
Longstreet 64	Great Basin Resources, Inc.	1025839	20	7/9/2010	9/1/2024

	BLM Listed	NMC	Area
Claim Name	Owner	Number	(Acres)	Date Located	Renewal date
Longstreet 65	Great Basin Resources, Inc.	1025840	20	7/9/2010	9/1/2024
Longstreet 200	Great Basin Resources, Inc.	1073640	20	6/22/2012	9/1/2024
Longstreet 201	Great Basin Resources, Inc.	1073641	20	6/22/2012	9/1/2024
Longstreet 202	Great Basin Resources, Inc.	1073642	20	6/22/2012	9/1/2024
Longstreet 203	Great Basin Resources, Inc.	1073643	20	6/22/2012	9/1/2024
Longstreet 204	Great Basin Resources, Inc.	1073644	20	6/22/2012	9/1/2024
Longstreet 205	Great Basin Resources, Inc.	1073645	20	6/22/2012	9/1/2024
Longstreet 206	Great Basin Resources, Inc.	1073646	20	6/22/2012	9/1/2024
Longstreet 207	Great Basin Resources, Inc.	1073647	20	6/22/2012	9/1/2024
Longstreet 208	Great Basin Resources, Inc.	1073648	20	6/22/2012	9/1/2024
Longstreet 209	Great Basin Resources, Inc.	1073649	20	6/22/2012	9/1/2024
Longstreet 210	Great Basin Resources, Inc.	1073650	20	6/22/2012	9/1/2024
Longstreet 211	Great Basin Resources, Inc.	1073651	20	6/22/2012	9/1/2024
Longstreet 212	Great Basin Resources, Inc.	1073652	20	6/22/2012	9/1/2024
Longstreet 213	Great Basin Resources, Inc.	1073653	20	6/22/2012	9/1/2024
Longstreet 214	Great Basin Resources, Inc.	1073654	20	6/22/2012	9/1/2024
Longstreet 215	Great Basin Resources, Inc.	1073655	20	6/22/2012	9/1/2024
Longstreet 216	Great Basin Resources, Inc.	1073656	20	6/22/2012	9/1/2024
Longstreet 217	Great Basin Resources, Inc.	1073657	20	6/22/2012	9/1/2024
Longstreet 218	Great Basin Resources, Inc.	1073658	20	6/22/2012	9/1/2024
Longstreet 219	Great Basin Resources, Inc.	1073659	20	6/22/2012	9/1/2024
Longstreet 220	Great Basin Resources, Inc.	1073660	20	6/22/2012	9/1/2024
Longstreet 210	Great Basin Resources, Inc.	1073661	20	6/22/2012	9/1/2024
Longstreet 220	Great Basin Resources, Inc.	1073662	20	6/22/2012	9/1/2024
Longstreet 223	Great Basin Resources, Inc.	1073663	20	6/22/2012	9/1/2024
Longstreet 224	Great Basin Resources, Inc.	1073664	20	6/22/2012	9/1/2024
Longstreet 225	Great Basin Resources, Inc.	1073665	20	6/22/2012	9/1/2024
Longstreet 226	Great Basin Resources, Inc.	1073666	20	6/22/2012	9/1/2024
Longstreet 227	Great Basin Resources, Inc.	1073667	20	6/22/2012	9/1/2024
Longstreet 228	Great Basin Resources, Inc.	1073668	20	6/22/2012	9/1/2024
Longstreet 229	Great Basin Resources, Inc.	1073669	20	6/22/2012	9/1/2024
Longstreet 230	Great Basin Resources, Inc.	1073670	20	6/22/2012	9/1/2024
Longstreet 231	Great Basin Resources, Inc.	1073671	20	6/22/2012	9/1/2024
Longstreet 232	Great Basin Resources, Inc.	1073672	20	6/22/2012	9/1/2024
Longstreet 233	Great Basin Resources, Inc.	1073673	20	6/22/2012	9/1/2024
Longstreet 234	Great Basin Resources, Inc.	1073674	20	6/22/2012	9/1/2024
Longstreet 235	Great Basin Resources, Inc.	1073675	20	6/22/2012	9/1/2024
Longstreet 236	Great Basin Resources, Inc.	1073676	20	6/22/2012	9/1/2024
Longstreet 237	Great Basin Resources, Inc.	1073677	20	6/22/2012	9/1/2024
Longstreet 66	Great Basin Resources, Inc.	1080730	20	9/5/2012	9/1/2024
Longstreet 238	Great Basin Resources, Inc.	1080731	20	9/5/2012	9/1/2024
Longstreet 239	Great Basin Resources, Inc.	1080732	20	9/5/2012	9/1/2024
Longstreet 240	Great Basin Resources, Inc.	1080733	20	9/5/2012	9/1/2024
Longstreet 241	Great Basin Resources, Inc.	1080734	20	9/5/2012	9/1/2024

	BLM Listed	NMC	Area
Claim Name	Owner	Number	(Acres)	Date Located	Renewal date
Longstreet 242	Great Basin Resources, Inc.	1080735	20	9/5/2012	9/1/2024
Longstreet 243	Great Basin Resources, Inc.	1080736	20	9/5/2012	9/1/2024
Longstreet 244	Great Basin Resources, Inc.	1080737	20	9/5/2012	9/1/2024
Longstreet 245	Great Basin Resources, Inc.	1080738	20	9/5/2012	9/1/2024
Longstreet 246	Great Basin Resources, Inc.	1080739	20	9/5/2012	9/1/2024
Longstreet 247	Great Basin Resources, Inc.	1080740	20	9/5/2012	9/1/2024
Longstreet 248	Great Basin Resources, Inc.	1080741	20	9/5/2012	9/1/2024
Longstreet 301	Great Basin Resources, Inc.	1116062	20	10/21/2015	9/1/2024
Longstreet 302	Great Basin Resources, Inc.	1116063	20	10/21/2015	9/1/2024
Longstreet 303	Great Basin Resources, Inc.	1116064	20	10/21/2015	9/1/2024
Longstreet 304	Great Basin Resources, Inc.	1116065	20	10/22/2015	9/1/2024
Longstreet 305	Great Basin Resources, Inc.	1116066	20	10/23/2015	9/1/2024
Longstreet 306	Great Basin Resources, Inc.	1116067	20	10/23/2015	9/1/2024
Longstreet 307	Great Basin Resources, Inc.	1116068	20	10/24/2015	9/1/2024
Longstreet 308	Great Basin Resources, Inc.	1116069	20	10/25/2015	9/1/2024
Longstreet 309	Great Basin Resources, Inc.	1116070	20	10/26/2015	9/1/2024
Longstreet 310	Great Basin Resources, Inc.	1116071	20	10/26/2015	9/1/2024
Longstreet 311	Great Basin Resources, Inc.	1116072	20	10/26/2015	9/1/2024
Longstreet 312	Great Basin Resources, Inc.	1116073	20	10/27/2015	9/1/2024
Longstreet 313	Great Basin Resources, Inc.	1116074	20	10/20/2015	9/1/2024
Longstreet 314	Great Basin Resources, Inc.	1116075	20	10/20/2015	9/1/2024
Longstreet 315	Great Basin Resources, Inc.	1116076	20	10/20/2015	9/1/2024
Longstreet 316	Great Basin Resources, Inc.	1116077	20	10/20/2015	9/1/2024
Longstreet 317	Great Basin Resources, Inc.	1116078	20	10/20/2015	9/1/2024
			2,840

Star Gold must make annual claim filing fees ($165.00 per claim in 2020) with the Bureau of Land Management (BLM), and Nevada/Nye County claim filing fees of $12.00 per claim plus $12.00 for filing with the Nye County office at Tonopah, NV. The fiscal year ended April 30, 2024 annual claim payments totaled $25,146.

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

Mineral deposits in this part of the Basin and Range Province are varied and widespread and some of them have had substantial metal production..

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the year ended April 30, 2024, the Company’s exploration properties were not subject to regulation by the MSHA under the Mine Act.

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

At August 9, 2024, the price per share quoted on the OTCQB was $0.015.

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

Recent Sales of Unregistered Securities

On April 14, 2023, the Company issued four convertible promissory notes (the "April 14, 2023 Notes") with an aggregate principal amount $312,500.  One note was issued to a related party, controlled by two members of the Board, in conversion and satisfaction of three existing promissory notes, totaling $260,000 issued by the Company on July 5, 2022, August 4, 2022 and January 17, 2023 respectively.  Three of the April 14, 2023 Notes were issued to an officer, a member of the Company’s Board of Directors and an entity controlled by two members of the Board of Directors in exchange for loans to the Company, by those parties, totaling $52,500. The notes and accrued interest are convertible into shares of common stock of the Company at the conversion price of $.02 per share.

On  October 24, 2023, the Company issued two convertible promissory notes (the "October 24, 2023 Convertible Notes")  with an aggregate principal amount of $105,000.  One note was issued to a related party entity, controlled by two members of the Board, totaling $90,000.  The other note was issued to an officer of the Company in the amount of $15,000.    The  October 24, 2023 Convertible Notes have a maturity date of October 24, 2026 and accrues interest at 8% per annum. There are no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date. The notes and accrued interest are convertible into shares of common stock of the Company at the conversion price of $.0206 per share.

On March 22, 2024, the Company issued a convertible promissory notes (the "March 22, 2024 Convertible Note")  with an principal amount of $20,000.  The note was issued to a related party entity, controlled by two members of the Board, totaling $20,000.   The  March 22, 2024 Convertible Note has a maturity date of March 22,2027 and accrues interest at 8% per annum. There are no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date. The notes and accrued interest are convertible into shares of common stock of the Company at the conversion price of $.0165 per share.

For the year ended April 30, 2024, the Company sold no common stock.

All unregistered sales of equity securities during the period covered by this Annual Report were previously disclosed in the Company’s Current Reports on Form 8-K and its Quarterly Reports on Form 10-Q.

During the fiscal year ended April 30, 2024, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the year ended
	April 30, 2024	April 30, 2023
Revenues	$-	$-
Total operating expenses	194,503	400,552
Loss from operations	(194,503)	(400,552)
Other income (expense)	(43,208)	(24,288)
NET LOSS	$(237,711)	$(424,840)

Weighted average shares of common stock (basic and diluted)	97,290,810	97,290,810

Income (loss) per share (basic and diluted)	Nil	Nil

Balance Sheet Information:

	April 30, 2024	April 30, 2023
Working capital	$(264,436)	$(9,725)
Total assets	686,541	712,290
Accumulated deficit	12,857,539	12,619,828
Stockholders’ equity	(57,369)	180,342

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

	For the years ended April 30,
	2024	2023	$ Change	% Change
Mineral exploration expense	$25,896	$25,146	$750	3.0%
Pre-development expense	13,004	102,455	(89,451)	(87.3)%
Legal and professional fees	76,501	67,157	9,344	13.9%
Management and administrative	79,102	205,794	(126,692)	(61.6)%
Interest expense	1,467	1,693	(226)	(13.3)%
Interest expense, related party	41,744	22,597	19,147	84.7%
Interest (income)	(3)	(2)	(1)	50.0%
NET LOSS	$237,711	$424,840	$(187,129)	(44.0)%

The Company earned no operating revenue in 2024 or 2023 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the year ended April 30, 2024 of $237,711 decreased by $187,129 from the 2023 total net loss of $424,840.

Mineral exploration expense

	For the years ended April 30,
	2024	2023	$ Change	% Change
Claims	25,896	25,146	750	3.0%
Total mineral exploration expense	25,896	25,146	$750	3.0%

Mineral exploration expense for the year ended April 30, 2024 was $25,896  which was an of  $750 above the 2023 mineral exploration expense of $25,146. Aside from annual claims payments, there was no additional mineral exploration expense for the year ended April 30, 2024 and 2023, respectively.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit to construct a mine at the Longstreet site.

Pre-development expense

	For the years ended April 30,
	2024	2023	$ Change	% Change
Environmental impact and plan of operation	$-	$1,823	$(1,823)	(100.0)%
Field expense	4,964	7,160	(2,196)	(30.7)%
Permits and fees	300	200	100	50.0%
Technical consultants	-	68,272	(68,272)	(100.0)%
Water rights costs	7,740	25,000	(17,260)	(69.0)%
Total pre-development expense	$13,004	$102,455	$(89,451)	(87.3)%

Pre-development expense for the year ended April 30, 2024 was $13,004 , a decrease of  $89,451 from 2023 pre-development expense of $102,455.

Technical consultant expense decreased to $Nil in 2024 as the Company did not engage technical consultants as in the prior year.

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

Legal and professional fees

	For the years ended April 30,
	2024	2023	$ Change	% Change
Audit and accounting	$34,655	$32,849	$1,806	5.5%
Legal fees	7,018	10,609	(3,591)	(33.8)%
Public company expense	34,501	23,372	11,129	47.6%
Investor relations	327	327	-	0.0%
Total legal and professional fees	$76,501	$67,157	$9,344	13.9%

Audit and accounting fees for the year ended April 30, 2024 increased by $1,806 compared to the year ended April 30, 2023.

Legal fees decreased $3,591 from $10,609 for the year ended April 30, 2023 to $7,018 for the year ended April 30, 2024. The decrease in legal fees for the year ended April 30, 2024 was due to a decreased need for legal services related to compliance, property transfer and corporate transaction matters. There are no pending legal issues or contingencies as of April 30, 2024.

Public company expense increased $11,129 due to increase filing fees and software requirements.

Management and administrative expense

	For the years ended April 30,
	2024	2023	$ Change	% Change
Auto and travel	$-	$94	$(94)	(100.0)%
Advertising and promotion	-	125,084	(125,084)	(100.0)%
General administrative and insurance	46,378	47,696	(1,318)	(2.8)%
Management fees and payroll	30,000	30,000	-	0.0%
Office and computer expense	2,338	2,540	(202)	(8.0)%
Telephone and utilities	386	380	6	1.6%
Total management and administrative	$79,102	$205,794	$(126,692)	(61.6)%

Total management and administrative expense decreased $126,692 for the year ended April 30, 2024 to $79,102 compared to $205,794 for the year ended April 30, 2023.

Management fees remained the same at $30,000.  No fees were paid in cash as all were accrued during the years ended April 30, 2024 and 2023.

LIQUIDITY AND FINANCIAL CONDITION

	April 30, 2024	April 30, 2023
WORKING CAPITAL
Current assets	$6,974	$44,723
Current liabilities	271,410	54,448
Working capital	$(264,436)	$(9,725)

	For the year ended
	April 30, 2024	April 30, 2023
CASH FLOWS
Cash flow used by operating activities	$(176,337)	$(282,810)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	160,000	277,500
Net change in cash during period	$(28,337)	$(17,310)

As of April 30, 2024, the Company had cash on hand of $5,168. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of April 30, 2024, including:

34	Report of Independent Registered Public Accounting Firm (PCAOB ID:444);
35	Balance Sheets as of April 30, 2024 and 2023;
36	Statements of Operations for the years ended April 30, 2024 and 2023;
37	Statement of Changes in Stockholders’ Equity for the years ended April 30, 2024 and 2023;
38	Statements of Cash Flows for the years ended April 30, 2024 and 2023;
39	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Star Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Star Gold Corp. (“the Company”) as of April 30, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

August 12, 2024

STAR GOLD CORP.

BALANCE SHEETS

	April 30, 2024	April 30, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,168	$33,505
Other current assets (NOTE 5)	1,806	11,218
TOTAL CURRENT ASSETS	6,974	44,723
MINING INTEREST (NOTE 4)	590,167	578,167
RECLAMATION BOND	89,400	89,400

TOTAL ASSETS	$686,541	$712,290

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$39,458	$29,240
Accrued interest, related parties	66,952	25,208
Current portion, long-term debt	165,000	-
TOTAL CURRENT LIABILITIES	271,410	54,448
LONG TERM LIABILITIES:
PROMISSORY NOTE, RELATED PARTY (NOTE 7)	50,000	15,000
CONVERTIBLE PROMISSORY NOTES, RELATED PARTIES (NOTE 7)	587,500	462,500
LESS: Current portion, long-term debt	(165,000)	-

TOTAL LIABILITIES	743,910	531,948

COMMITMENTS AND CONTINGENCIES (NOTES 4 and 7)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 1,000,000,000 shares authorized; 97,290,810 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,702,879	12,702,879
Accumulated deficit	(12,857,539)	(12,619,828)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(57,369)	180,342

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$686,541	$712,290

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS

	For the years ended
	April 30, 2024	April 30, 2023
OPERATING EXPENSE
Mineral exploration expense	$25,896	$25,146
Pre-development expense	13,004	102,455
Legal and professional fees	76,501	67,157
Management and administrative	79,102	205,794
TOTAL OPERATING EXPENSES	194,503	400,552
LOSS FROM OPERATIONS	(194,503)	(400,552)
OTHER INCOME (EXPENSE)
Interest income	3	2
Interest expense	(1,467)	(1,693)
Interest expense, related party	(41,744)	(22,597)
TOTAL OTHER INCOME (EXPENSE)	(43,208)	(24,288)
NET LOSS BEFORE INCOME TAXES	(237,711)	(424,840)
Provision (benefit) for income tax	-	-
NET LOSS	$(237,711)	$(424,840)
Basic and diluted loss per share	Nil	Nil
Basic and diluted weighted average number shares outstanding	97,290,810	97,290,810

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended April 30, 2024 and 2023

	Common stock				Total
	Shares	Par Value	Additional	Accumulated	Stockholders’
	Issued	$0.001 per share	Paid-in Capital	Deficit	Equity (Deficit)

BALANCE, April 30, 2022	97,290,810	$97,291	$12,702,879	$(12,194,988)	$605,182
Net loss	-	-	-	(424,840)	(424,840)
BALANCE, April 30, 2023	97,290,810	97,291	12,702,879	(12,619,828)	180,342
Net loss	-	-	-	(237,711)	(237,711)
BALANCE, April 30, 2024	97,290,810	$97,291	$12,702,879	$(12,857,539)	$(57,369)

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS

	For the years ended
	April 30, 2024	April 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(237,711)	$(424,840)
Adjustments to reconcile net loss to net cash used by operating activities
Write off of prepaid promotional expenses from other current assets	-	127,034
Changes in operating assets and liabilities:
Other current assets	9,412	1,080
Accounts payable and accrued liabilities	10,218	(8,066)
Accrued interest, related parties	41,744	21,982
Net cash used by operating activities	(176,337)	(282,810)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes, related parties	55,000	305,000
Proceeds from convertible promissory notes, related parties	125,000	52,500
Repayment of promissory notes, related parties	(20,000)	(80,000)
Net cash provided by financing activities	160,000	277,500
Net decrease in cash and cash equivalents	(28,337)	(17,310)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33,505	50,815

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,168	$33,505

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$1,467	$1,693

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of promissory notes payable, related parties to convertible promissory notes, related parties	$-	$260,000

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2024

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of April 30, 2024, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying balance sheets of April 30, 2024, the Company has an accumulated deficit of $12,857,539. On April 30, 2024, the Company’s working capital deficit was $264,436. The lack of sufficient working capital to meet current obligations, continuing losses and ongoing cash used by operating activity raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

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
APRIL 30, 2024

Reclamation bond

The Reclamation bond constitutes cash held as collateral for the faithful performance of the bond securing exploration permits and are accounted for on a cost basis.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, reclamation bond, promissory note-related party and convertible promissory notes – related parties.

Cash and cash equivalents, reclamation bonds and promissory note – related party are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at April 30, 2024.

The fair value of convertible promissory notes at April 30, 2024 was $516,138 based on the closing price of the Company’s common stock and the number of shares into which outstanding convertible notes can be converted.

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

At April 30, 2024 and 2023, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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
APRIL 30, 2024

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

Impairment of Long-lived Assets

The Company periodically reviews its long-lived assets to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its long-lived assets may not be recoverable. If such event or changes have occurred, the Company determines impairment by comparing the undiscounted net future cash flows estimated to be generated by its assets to their respective carrying amounts. If impairment is deemed to exist, the assets will be written down to fair value.

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

Reclassifications

Certain reclassifications have been made to the 2023 financial statements in order to conform to the 2024 presentation. These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2024

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

The outstanding securities at  April 30, 2024 and 2023 that could have a dilutive effect are as follows:

	April 30, 2024	April 30, 2023
Stock options	3,435,000	3,435,000
Convertible promissory notes and accrued interest, related parties	27,529,556	19,562,370
Warrants	2,000,000	2,000,000

TOTAL POSSIBLE DILUTIVE SHARES	32,964,556	24,997,370

For the years ended April 30, 2024 and 2023, respectively, the effect of the Company’s outstanding stock options, warrants and convertible promissory notes, related parties and associated accrued interest would have been anti-dilutive and are excluded in the calculation of diluted EPS.

NOTE 4–MINING INTEREST

The following is a summary of the Company’s mining interest at April 30, 2024 and April 30, 2023.

	April 30, 2024	April 30, 2023
Mining interest - Longstreet	$590,167	$578,167

TOTAL MINING INTEREST	$590,167	$578,167

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2024

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

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the years ended April 30, 2024 and 2023, respectively, the Company paid the annual $12,000 advance royalty on the Longstreet Property.

At  April 30, 2024 and 2023, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5 –OTHER CURRENT ASSETS

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2024

The following is a summary of the Company’s Other Current Assets at April 30, 2024 and 2023:

	April 30, 2024	April 30, 2023
Option on water rights lease agreements, net	$-	$7,740
Prepaid insurance	1,806	3,478
Total	$1,806	$11,218

NOTE 6 - INCOME TAXES

There was no income tax provision (benefit) for the years ended April 30, 2024 and 2023. The components of the Company’s net deferred tax assets are as follows:

	April 30, 2024	April 30, 2023
Deferred tax asset
Net operating loss carryforward	$2,092,500	$1,962,600
Stock-based compensation	45,600	45,800
Equipment and mining interests	138,100	116,200
Other	2,800	2,800
Total deferred tax assets	2,279,000	2,127,400
Valuation allowance	(2,279,000)	(2,127,400)
NET DEFERRED TAX ASSETS	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at April 30, 2024 and 2023.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2024

A reconciliation between the statutory federal income tax rate and the Company’s tax provision (benefit) is as follows:

	April 30, 2024		April 30, 2023
Amount computed using the statutory rate	$(49,900)	(21)%	$(89,200)	(21)%
Effect of state taxes	(11,000)	(5)%	(24,600)	(5)%
Expiration of stock options in prior years	-	-%	26,300	7%
Effect of state tax rate change	7,000	3%	46,000	11%
Impact of change in estimates	(97,700)	(41)%	90,000	20%
Change in valuation allowance	151,600	64%	(48,500)	(12)%
TOTAL INCOME TAX PROVISION (BENEFIT)	$-	-%	$-	-%

At April 30, 2024, the Company had federal and state net operating loss carry forwards of approximately $8,206,000 and $4,845,000 of which expires between 2027 and 2038.  The remaining balance of approximately $3,361,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

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

NOTE 7– RELATED PARTY TRANSACTIONS

The following is a summary of the Company's promissory notes, related parties and convertible promissory notes, related parties as of April 30, 2023:

Maturity date	Interest rate	Conversion price per share	Shares (if converted)	Principal amount	Accrued interest	Total
Promissory notes, related parties
March 31, 2024	8%	$-	-	$15,000	$99	$15,099
			-	$15,000	$99	$15,099
Convertible promissory notes, related parties
April 30, 2025	5%	$0.05	3,212,055	150,000	10,603	160,603
April 14, 2026	8%	0.02	13,708,055	260,000	14,161	274,161
April 14, 2026	8%	0.02	2,642,260	52,500	345	52,845
			19,562,370	$462,500	$25,109	$487,609

The following is a summary of the Company's promissory notes, related parties and convertible promissory notes, related parties as of  April 30, 2024:

Maturity date	Interest rate	Conversion price per share	Shares (if converted)	Principal amount	Accrued interest	Total
Promissory notes, related parties
March 31, 2024	8%	$-	-	$-	$852	$852
June 28, 2024	8%	-	-	15,000	1,328	16,328
August 24, 2024	8%	-	-	35,000	1,918	36,918
			-	$50,000	$4,098	$54,098
Convertible promissory notes, related parties
April 30, 2025	5%	$0.05	3,362,466	150,000	18,123	168,123
April 14, 2026	8%	0.02	14,780,164	260,000	35,603	295,603
April 14, 2026	8%	0.02	2,844,781	52,500	4,396	56,896
October 24, 2026	8%	0.0206	758,159	15,000	618	15,618
October 24, 2026	8%	0.0206	4,555,659	90,000	3,847	93,847
March 22, 2027	8%	0.0165	1,228,327	20,000	267	20,267
			27,529,556	$587,500	$62,854	$650,354

Promissory notes, related parties

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

On  March 31, 2023, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $15,000.  The promissory note has a maturity date of  March 31, 2024 and accrued interest at 8% per annum.  As of April 30, 2024, the balance of the promissory note is $Nil.

On June 28, 2023, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $20,000.  The promissory note had a maturity date of June 28, 2024 which was subsequently extended to August 24, 2026 (Note 11).  The note accrues interest at 8% per annum. As of April 30, 2024, the balance of the promissory note is $15,000.

On August 24, 2023, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $35,000.  The promissory note had a maturity date of August 24, 2026 which was subsequently extended to August 24, 2026 (Note 11).  The note accrues interest at 8% per annum.  As of April 30, 2024, the balance of the promissory note is $35,000.

During the year ended April 30, 2024, the Company repaid $20,000 on promissory notes due to the Chairman of the Board of Directors.

As of   April 30, 2024  and  April 30, 2023, respectively,  the principal balance of the promissory notes, related party is $50,000  and $15,000.  As of  April 30, 2024 and  April 30, 2023, accrued interest on the promissory notes, related party is $4,098 and $99, respectively, which is included in "Accrued interest, related parties" on the balance sheet.

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

On March 22, 2024, the Company issued a convertible promissory notes (the "March 22, 2024 Convertible Note")  with an principal amount of $20,000 to a related party entity controlled by two members of the Board.  The  March 22, 2024 Convertible Note has a maturity date of March 22, 2027 and accrues interest at 8% per annum. There are no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date. The notes and accrued interest are convertible into shares of common stock of the Company at the conversion price of $.0165 per share.

At April 30, 2024 and April 30, 2023, the balance of accrued interest due to related parties from convertible promissory notes is $62,854 and $25,109, respectively, which is included in “Accrued interest, related parties” on the balance sheet.

For the years ended April 30, 2024 and 2023, the Company recognized interest expense, related parties of $41,744 and $22,597, respectively. At April 30, 2024 and April 30, 2023, the balance of accrued interest due to related parties is $66,952 and $25,208, respectively.

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

For the years ended April 30, 2024 and April 30, 2023, the Company recognized $30,000 and $30,000, respectively, in management and administrative expense under the consulting agreements.

NOTE 8 – STOCKHOLDERS’ EQUITY

For the years ended April 30, 2024 and 2022, the Company did not issue any shares of its common stock.

NOTE 9 – WARRANTS

On October 31, 2021, the Company granted 2,000,000 warrants to purchase common stock in lieu of cash payment for future services. The warrants have an exercise price of $0.0442. The expiration date of the warrants is October 31, 2026. The carrying value of the warrants granted was $87,871 and was included in “Other Current Assets as of April 30, 2022.  For the year ended April 30, 2023, the fair value of $87,871 was written off to "advertising and promotion" which is recorded within management and administrative expense in the statement of operations (Note 5).

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2024

The composition of the Company’s warrants outstanding at April 30, 2024 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 31, 2021	October 31, 2026	2,000,000	$0.0442	2.50
		2,000,000	$0.0442	2.50

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

Options outstanding for mining interest totaled 935,000 on April 30, 2024 and April 30, 2023, and are fully vested. As of April 30, 2024, the remaining weighted average term of the option grants for mining interest was .34 years. As of April 30, 2024, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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
APRIL 30, 2024

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

No options were issued under the Stock Option Plan during the years ended April 30, 2024 and 2023.

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of April 30, 2024 and April 30, 2023, respectively, there was no unrecognized compensation cost related to stock-based options and awards.

The following table summarizes additional information about the options under the Company’s 2011 Plan as of April 30, 2024:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term (years)
April 30, 2022	2,500,000	0.06	2.00

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

		Weighted Average
	All options	Exercise Price
Balance outstanding at April 30, 2022	5,035,000	$0.056
Expired	(1,600,000)	$(0.064)
Balance outstanding at April 30, 2023	3,435,000	$0.055
Expired or forfeited	-	$-
Balance outstanding at April 30, 2024	3,435,000	$0.055

	Weighted Average		Weighted Average
Options issued for:	Remaining Term (years)	Options	Exercise Price
Mining interests	0.34	935,000	$0.04
Stock option plan	2.00	2,500,000	$0.06
Outstanding and exercisable at April 30, 2024		3,435,000	$0.055

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2024

The aggregate intrinsic value of all options vested and exercisable at April 30, 2024, was $Nil based on the Company’s closing price of $0.0208 per common share at April 30, 2024. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 11 - SUBSEQUENT EVENTS

On June 26, 2024, the Company issued a convertible promissory notes (the "June 26, 2024 Convertible Note")  with a principal amount of $40,000.  The note was issued to a related party entity, controlled by two members of the Board.  The  June 26, 2024 Convertible Note has a maturity date of June 26,2027 and accrues interest at 8% per annum. There are no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date. The notes and accrued interest are convertible into shares of common stock of the Company at the conversion price of $.019 per share.

On August 5, 2024, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $5,000.  The promissory note has a maturity date of August 24, 2026 and accrues interest at 8% per annum.

On August 12, 2024, the Company amended two promissory notes with the Chairman of the Board of Directors dated June 28, 2023 and August 24, 2023, and extended the respective maturity dates to August 24, 2026.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended April 30, 2024 and 2023 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the years ended April 30, 2024 and 2023, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2024, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of April 30, 2024, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	62	Chairman of the Board
David Segelov	57	President and Director
Kelly Stopher	61	Chief Financial Officer and Corporate Secretary/Treasurer
Paul Coombs	52	Director
Thomas Power	61	Director

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

Kelly J. Stopher, CPA – Chief Financial Officer and Corporate Secretary/Treasurer

Mr. Stopher has 30 years of experience in accounting and finance. Mr. Stopher is the Managing Partner of Palouse Advisory Partners, LLC, providing Chief Financial Officer (“CFO”) services to clients. Mr. Stopher has developed strategies to implement financial management systems, internal control policies and procedures, financial reporting and modeling for numerous small-cap companies. Mr. Stopher was appointed Chief Financial Officer of Star Gold Corp. on October 20, 2010. Mr. Stopher was previously also CFO for Epilog Imaging Systems, Inc. and United States Antimony Corporation. Mr. Stopher was previously the CFO of Zenlabs Holdings, Inc. Mr. Stopher holds a Bachelor’s degree from Washington State University in Business Administration – Accounting. He started his career in public accounting with Langlow Tolles & Company, PS, a regional CPA firm based in Tacoma, WA and has worked in various accounting and finance positions of leadership including startups, reorganizations and mature companies. Mr. Stopher is also a Certified Financial Modeling Valuation Analyst.

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

SIGNIFICANT EMPLOYEES

The Company has no employees.

AUDIT COMMITTEE

Star Gold Corp. is not a listed issuer and as such the Company’s Board of Directors is not required to maintain a separately designated standing audit committee. However, the Company has voluntarily chosen to establish an audit committee that consists of directors Lindsay E. Gorrill and Paul Coombs. Although neither member of the audit committee is independent both have the requisite educational and professional background to be considered as financial experts.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based on the Company’s review it believes that all required reports of Reporting Persons were filed for the year ended April 30, 2024.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company’s named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2024:

						Non-Qualified
					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation	All other
	Salary	Bonus (a)	Awards	Awards	Compensation	Earnings	compensation	Total
	(amounts in dollars)
Lindsay Gorrill, Chairman
2024	$-	$-	$-	$-	$-	$-	$-	$-
2023	-	-	-	-	-	-	-	-
2022	-	-	-	29,818	-	-	-	29,818
David Segelov, President and director
2024	$-	$-	$-	$-	$-	$-	$-	$-
2023	-	-	-	-	-	-	-	-
2022	-	-	-	29,818	-	-	-	29,818
Kelly Stopher, Chief Financial Officer
2024	$-	$-	$-	$-	$-	$-	$ 30,000 (a)	$30,000
2023	-	-	-	-	-	-	30,000 (a)	30,000
2022	-	-	-	29,818	-	-	30,000 (a)	59,818
Ronald Nilson, Director (former)
2023	-	-	-	-	-	-	-	-
2022	-	-	-	11,927	-	-	-	11,927
Paul Coombs, Director
2024	$-	$-	$-	$-	$-	$-	$-	$-
2023	-	-	-	-	-	-	-	-
2022	-	-	-	29,818	-	-	-	29,818
Thomas Power, Director
2024	$-	$-	$-	$-	$-	$-	$-	$-
2023	-	-	-	-	-	-	-	-
2022	-	-	-	29,818	-	-	-	29,818

(a)

Mr. Stopher provides all services typical of an accounting department for a small company. Mr. Stopher’s firm, Palouse Advisory Partners, LLC, is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2024 the Company did not have any outstanding equity awards.

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

		Amount and
	Name and Address of	Nature of Beneficial		Percentage of
Title of Class	Beneficial Owner	Ownership		Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Lindsay Gorrill	42,676,521	(1) (2)	35.4%	(2)
	Coeur d’Alene, ID (Chairman)
Common stock	David Segelov	2,312,639		2.3%	(3)
	Bergenfield, NJ (President and Director)
Common stock	Kelly Stopher	3,314,029		3.3%	(4)
	Spokane, WA (Chief Financial Officer)
Common stock	Thomas Power	7,302,329		7.4%	(6)
	Henderson, NV (Director)
Common stock	Paul Coombs	3,792,706		3.8%	(7)
	St. Johns, Newfoundland, Canada
Common stock	All Directors and Officers as a Group	59,398,225		46.7%	(8)

(1)

Includes 19,316,222 common shares held directly by Chairman of the Board of Directors (Direct ownership) of which 3,441,779 common shares are held by the spouse of the Chairman of the Board of Directors; Mr. Gorrill has a convertible promissory note, convertible to 941,490;  also includes convertible promissory note owned by an entity in which Gorrill and Coombs are control parties, convertible to 21,918,808 shares of common stock.

(2)	Gorrill: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 42,676,521 divided by (97,290,810 +500,000 + 22,860,299) = 35.4%

(3)	Segelov: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 2,312,639 divided by (97,290,810 +500,000 + 941,490) = 2.3%

(4)	Stopher: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 3,314,029 divided by (97,290,810+ 500,000 +2,108,948) = 3.3%

(6)	Power: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 7,302,329 divided by (97,290,810 + 500,000 + 677,329 ) = 7.4%

(7)	Coombs: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 3,792,706 divided by (97,290,810+ 500,000 + 941,490) = 3.8%

(8)

All officers and directors: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 59,398,225 divided by (97,290,810 + 2,500,000 + 27,529,557) = 46.7%

		Amount and Nature of	Percentage of
5% STOCKHOLDERS		Beneficial Ownership	Common Stock
Common stock	Lindsay Gorrill, Coeur d’Alene, ID	42,676,521	35.4%

Common stock	Thomas Power, Henderson, NV	7,302,329	7.4%

Notes: Based on 97,290,810 shares of the Company’s common stock issued and outstanding as of July 20, 2023, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2024.

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

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2024 and 2023, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the years ended April 30,
	2024	2023
Audit fees	$31,500	$30,000
Tax fees	3,200	2,400
All other fees	-	-
Total audit fees	$34,700	$32,400

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

10.3	Property Option Agreement dated January 15, 2010 between Minquest, Inc., and Star Gold Corp.(3)

10.4	Amendment to Longstreet Property Option Agreement dated December 10, 2014 between Minquest, Inc. and Star Gold Corp.(3)

10.5	Amendment to Longstreet Property Option Agreement dated January 5, 2016 between Minquest, Inc. and Star Gold Corp.(3)

10.6	Option and Lease of Water Rights Agreement dated January 19, 2017 between Stone Cabin Company, LLC and Star Gold Corp.(3)

10.7	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.(4)

10.8	2019 Amendment to Longstreet Property Option Agreement(5)

10.9	Gorrill Consulting Agreement(6)

10.10	Segelov Consulting Agreement(6)

10.11	Stopher Consulting Agreement(6)

10.12	Coombs Consulting Agreement(6)

10.13	Gorrill Convertible Note(10)

10.14	Segelov Convertible Note(10)

10.15	Stopher Convertible Note(10)

10.16	Coombs Convertible Note(10)

14.1	Code of Ethics.(2)

99.1	Shareholder Letter January 23, 2017(7)

99.2	Shareholder Letter March 20, 2018(8)

99.3	Longstreet Property Press Release August 14, 2019(5)

99.4	Shareholder Letter September 10, 2019(9)

Exhibit
Number	Description of Exhibits

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.

(2)	Filed with the SEC on February 02, 2012 as an exhibit to Form 8-K.

(3)	Filed with the SEC, on July 22, 2019, as an exhibit to Form 10-K.

(4)	Filed with the SEC, on August 25, 2017, as an exhibit to Form 8-K.

(5)	Filed with the SEC, on August 14, 2019, as an exhibit to Form 8-K.

(6)	Filed with the SEC, on May 6, 2021, as an exhibit to Form 8-K.

(7)	Filed with the SEC, on January 25, 2017, as an exhibit to Form 8-K.

(8)	Filed with the SEC, on March 21, 2018, as an exhibit to Form 8-K.

(9)	Filed with the SEC, on September 11, 2019, as an exhibit to Form 8-K.

(10)	Filed with the SEC, on December 15, 2021, as an exhibit to Form 10-Q.

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

STAR GOLD CORP.

Date:	August 12, 2024		/s/ DAVID SEGELOV

		By:	David Segelov
President and Director
(Principal Executive Officer)

Date:	August 12, 2024		/s/ KELLY J. STOPHER

		By:	Kelly J. Stopher
Chief Financial Officer and Corporate Secretary/Treasurer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 12, 2024	By:	/s/ LINDSAY E. GORRILL
Lindsay E. Gorrill
Director

Date:	August 12, 2024		/s/ DAVID SEGELOV
		By:	David Segelov
Director

Date:	August 12, 2024		/s/ THOMAS J. POWER
		By:	Thomas J. Power
Director

Date:	August 12, 2024		/s/ PAUL B. COOMBS
		By:	Paul B Coombs
Director