Form 10-Q
period 2024-07-31
Star Gold Corp.
filed 2024-10-15
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2024

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

As of October 14, 2024, there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

Contents

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	July 31, 2024	April 30, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,400	$5,168
Other current assets	1,334	1,806
TOTAL CURRENT ASSETS	15,734	6,974
MINING INTEREST (NOTE 4)	602,167	590,167
RECLAMATION BOND (NOTE 4)	89,400	89,400
TOTAL ASSETS	$707,301	$686,541
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$107,527	$39,458
Accrued interest, related parties	79,080	66,952
Current portion, long-term debt (NOTE 5)	150,000	150,000
TOTAL CURRENT LIABILITIES	336,607	256,410
LONG TERM LIABILITIES:
PROMISSORY NOTE, RELATED PARTY (NOTE 5)	50,000	50,000
CONVERTIBLE PROMISSORY NOTES, RELATED PARTIES (NOTE 5)	477,500	437,500
TOTAL LIABILITIES	864,107	743,910
COMMITMENTS AND CONTINGENCIES (NOTE 4 and 5)	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 1,000,000,000 shares authorized; 97,290,810 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,702,879	12,702,879
Accumulated deficit	(12,956,976)	(12,857,539)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(156,806)	(57,369)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$707,301	$686,541

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended July 31,
	2024	2023
OPERATING EXPENSE
Mineral exploration expense	$33,389	$25,896
Pre-development expense	-	9,042
Legal and professional fees	34,664	25,412
Management and administrative	19,256	20,331
TOTAL OPERATING EXPENSES	87,309	80,681
LOSS FROM OPERATIONS	(87,309)	(80,681)
OTHER INCOME (EXPENSE)
Interest income	-	2
Interest expense	-	(402)
Interest expense, related parties	(12,128)	(7,873)
TOTAL OTHER INCOME (EXPENSE)	(12,128)	(8,273)
NET LOSS BEFORE INCOME TAXES	(99,437)	(88,954)
Provision for income taxes	-	-
NET LOSS	$(99,437)	$(88,954)
Basic and diluted loss per share	$Nil	$Nil
Basic and diluted weighted average number shares outstanding	97,290,810	97,290,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For the three months ended July 31, 2024 and 2023

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in	Accumulated	Stockholders’
	Issued	$.001 per share	Capital	Deficit	Equity (Deficit)
BALANCE, April 30, 2023	97,290,810	$97,291	$12,702,879	$(12,619,828)	$180,342
Net loss	-	-	-	(88,954)	(88,954)
BALANCE, July 31, 2023	97,290,810	97,291	$12,702,879	$(12,708,782)	$91,388

BALANCE, April 30, 2024	97,290,810	$97,291	$12,702,879	$(12,857,539)	$(57,369)
Net loss	-	-	-	(99,437)	(99,437)
BALANCE, July 31, 2024	97,290,810	97,291	$12,702,879	$(12,956,976)	$(156,806)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	July 31, 2024	July 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(99,437)	$(88,954)
Changes in assets and liabilities:
Other current assets	472	7,224
Accounts payable and accrued liabilities	68,069	54,080
Accrued interest, related parties	12,128	7,873
Net cash used by operating activities	(18,768)	(19,777)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes payable, related parties	40,000	20,000
Net cash provided by financing activities	40,000	20,000
Net increase (decrease) in cash and cash equivalents	9,232	(11,777)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,168	33,505
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,400	$21,728

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2024

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at  April 30, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three-month period ended  July 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2025.

These unaudited condensed interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024 filed with the Securities and Exchange Commission on August 13, 2024.

The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of July 31, 2024, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed balance sheet as of July 31, 2024, the Company has an accumulated deficit of  $12,956,976.  On  July 31, 2024, the Company's working capital deficit was $320,873. The lack of sufficient working capital to meet current obligations, continuing losses and ongoing cash used by operating activities raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will depend on the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, reclamation bonds, promissory notes related parties and convertible promissory notes, related parties.

Cash and cash equivalents, reclamation bonds, promissory notes, related party and convertible promissory notes, related parties are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at July 31, 2024.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2024 financial statements in order to conform to the July 31, 2024 financial statement presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, convertible promissory notes including accrued interest and warrants.

The outstanding securities on July 31, 2024 and 2023 that could have a dilutive effect are as follows:

	July 31, 2024	July 31, 2023
Stock options	3,435,000	3,435,000
Convertible promissory notes and accrued interest, related parties	30,131,043	19,876,945
Warrants	2,000,000	2,000,000
Total Possible Dilution	35,566,043	25,311,945

For the three-months ended  July 31, 2024 and 2023 , respectively, the effect of the Company’s outstanding stock options, convertible promissory notes and accrued interest, related parties and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4 –MINING INTEREST

The following is a summary of the Company’s equipment and mining interest on  July 31, 2024 and April 30, 2024.

	July 31, 2024	April 30, 2024
Mining interest - Longstreet	602,167	590,167
Total	$602,167	$590,167

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

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the three months ended  July 31, 2024 and 2023respectively, the Company paid the annual $12,000 advance royalty on the Longstreet Property.

At July 31, 2024 and April 30, 2024, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5– RELATED PARTY TRANSACTIONS

The following is a summary of the Company's Promissory notes, related parties and convertible promissory notes, related parties as of  July 31, 2024:

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Maturity date	Interest rate	Conversion price per share	Shares (if converted)	Principal amount	Accrued interest	Total
Promissory notes, related parties
March 31, 2024	8%	$-	-	$-	$852	$852
August 24, 2026	8%	-	-	15,000	1,731	16,731
August 24, 2026	8%	-	-	35,000	2,624	37,624
			-	$50,000	$5,207	$55,207
Convertible promissory notes, related parties
April 30, 2025	5%	$0.05	3,400,274	150,000	20,014	170,014
April 14, 2026	8%	0.02	15,042,301	260,000	40,846	300,846
April 14, 2026	8%	0.02	2,897,712	52,500	5,454	57,954
October 24, 2026	8%	0.0206	772,818	15,000	920	15,920
October 24, 2026	8%	0.0206	4,643,756	90,000	5,661	95,661
March 22, 2027	8%	0.0165	1,252,769	20,000	671	20,671
June 26, 2027	8%	0.0190	2,121,413	40,000	307	40,307
			30,131,043	$627,500	$73,873	$701,373

The following is a summary of the Company's Promissory notes, related parties and convertible promissory notes, related parties as of April 30, 2024:

Maturity date	Interest rate	Conversion price per share	Shares (if converted)	Principal amount	Accrued interest	Total
Promissory notes, related parties
March 31, 2024	8%	$-	-	$-	$852	$852
June 28, 2024	8%	-	-	15,000	1,328	16,328
August 24, 2024	8%	-	-	35,000	1,918	36,918
			-	$50,000	$4,098	$54,098
Convertible promissory notes, related parties
April 30, 2025	5%	$0.05	3,362,466	150,000	18,123	168,123
April 14, 2026	8%	0.02	14,780,164	260,000	35,603	295,603
April 14, 2026	8%	0.02	2,844,781	52,500	4,396	56,896
October 24, 2026	8%	0.0206	758,159	15,000	618	15,618
October 24, 2026	8%	0.0206	4,555,659	90,000	3,847	93,847
March 22, 2027	8%	0.0165	1,228,327	20,000	267	20,267
			27,529,556	$587,500	$62,854	$650,354

Promissory notes, related party

On  June 28, 2023, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $20,000.  The promissory note had a maturity date of  June 28, 2024 which was subsequently extended to  August 24, 2026.  The note accrues interest at 8% per annum. As of  July 31, 2024 the balance of the promissory note is $15,000.

On  August 24, 2023, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $35,000.  The promissory note had a maturity date of  August 24, 2024 which was subsequently extended to  August 24, 2026.  The note accrues interest at 8% per annum.  As of  July 31, 2024, the balance of the promissory note is $35,000.

During the year ended  April 30, 2024, the Company repaid $20,000 on promissory notes due to the Chairman of the Board of Directors.

As of   July 31, 2024  and  April 30, 2024 , respectively,  the principal balance of the promissory notes, related party is $50,000.  As of  July 31, 2024 and   April 30, 2024 , accrued interest on the promissory notes, related party is $5,207 and $4,098, respectively, which is included in "Accrued interest, related parties" on the balance sheet.

Convertible promissory notes, related parties

On   November 30, 2021, the Company entered into four Convertible Promissory Notes (the “Convertible Promissory Notes”) with certain officers and directors of the Company in consideration of deferred compensation totaling $150,000. The notes accrue interest at 5% per annum with monthly interest-only payments through   April 30, 2025. The notes mature   April 30, 2025.  The Convertible Promissory Notes and accrued interest are convertible at any time after the original issue date into a number of shares of the Company’s Common Stock, determined by dividing the amount to be converted by a conversion price equal to $0.05 per share.  As of July 31, 2024 and April 30, 2024, the balance outstanding on the Convertible Promissory Notes is $150,000 and shown in the balance sheet within the current portion, long-term debt. The balance of accrued interest on the Convertible Promissory Notes is $20,014 and $18,123 at July 31, 2024 and April 30, 2024, respectively. The Convertible Promissory Notes and accrued interest are convertible into an aggregate of 3,400,274 shares.

On    April 14, 2023, the Company issued four convertible promissory notes (the "  April 14, 2023 Notes")  with an aggregate principal amount $312,500.  One note was issued to a related party, controlled by two members of the Board, in conversion and satisfaction of three existing promissory notes, totaling $260,000 issued by the Company on   July 5, 2022,   August 4, 2022 and   January 17, 2023 respectively.  Three of the   April 14, 2023 Notes were issued to an officer, a member of the Company’s Board of Directors and an entity controlled by two members of the Board of Directors totaling $52,500.  The   April 14, 2023 Notes bear eight percent (8%) interest and have a maturity date of   April 14, 2026 (the “Maturity Date”). There are no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the maturity date. The Notes and accrued interest are convertible into 17,940,013 shares of common stock of the Company at the conversion price of  $0.0206 per share.

On   October 24, 2023, the Company issued two convertible promissory notes (the "  October 24, 2023 Convertible Notes")  with an aggregate principal amount of $105,000.  One note was issued to a related party entity, controlled by two members of the Board, totaling $90,000.  The other note was issued to an officer of the Company in the amount of $15,000.    The   October 24, 2023 Convertible Notes have a maturity date of  October 24, 2026 and accrues interest at 8% per annum. There are no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date. The notes and accrued interest are convertible into 5,416,574 shares of common stock of the Company at the conversion price of $.0206 per share.

On  March 22, 2024, the Company issued a convertible promissory notes (the  "March 22, 2024 Convertible Note")  with an principal amount of $20,000 to a related party entity controlled by two members of the Board.  The   March 22, 2024 Convertible Note has a maturity date of  March 22, 2027 and accrues interest at 8% per annum. There are no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date. The notes and accrued interest are convertible into 1,252,769 shares of common stock of the Company at the conversion price of $.0165 per share.

On June 26, 2024, the Company issued a convertible promissory note (the “June 26, 2024 Convertible Note”) with a principal amount of $40,000 to a related party entity controlled by two members of the Board.  The June 26, 2024 Convertible Note has a maturity date of June 26, 2027 and accrues interest at 8% per annum.  There are no required periodic payments due under the note and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date.  The notes and accrued interest are convertible into 2,121,413 shares of common stock of the Company at a conversion price of $.019 per share.

At  July 31, 2024 and  April 30, 2024, the balance of accrued interest due to related parties from convertible promissory notes is $73,873 and $62,854, respectively, which is included in “Accrued interest, related parties” on the balance sheet.

For the three months ended July 31, 2024 and 2023 , the Company recognized interest expense, related parties of $12,128 and $7,873, respectively.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

For the three months ended July 31, 2024 and 2023 , the Company recognized $7,500 and $7,500, respectively, in management and administrative expense under the consulting agreements.

NOTE 6 – WARRANTS

On October 31, 2021, the Company granted 2,000,000 warrants to purchase Common Stock in lieu of cash payment for future services. The warrants have an exercise price of $0.0442. The expiration date of the warrants is October 31, 2026.

No warrants were issued, exercised, expired or forfeited during the three months ended July 31, 2024 or 2023.

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

Options outstanding for mining interest totaled 935,000 at July 31, 2024 and  April 30, 2024 and are fully vested. As of July 31, 2024, the remaining weighted average term of the option grants for mining interest was 0.08 years. As of July 31, 2024, the weighted average exercise price of the option grants for mining interest was $0.04 per share.

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

No options were issued, exercised, expired or forfeited under the Stock Option Plan during the three-months ended  July 31, 2024 or 2024.

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of  July 31, 2024 and April 30, 2024, respectively, there was no unrecognized compensation cost related to stock-based options and awards.  As of July 31, 2024, the remaining average term of the 2011 Plan option grants was 1.75 years.  As of July 31, 2024, the weighted average exercise price of the options issued under the 2011 plan was $0.06.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes additional information about the options under the Company's Stock Option Plan:

	Options outstanding and exercisable
		Remaining Term
Date of Grant	Shares	(years)	Price
April 30, 2021	2,500,000	1.75	0.06

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

		Weighted Average
	All options	Exercise Price
Balance outstanding at April 30, 2024 and July 31, 2024	3,435,000	$0.055

		Weighted
		Average	Weighted
		Remaining Term	Average Exercise
Options issued for:	Options	(years)	Price
Mining interests	935,000	0.08	$0.04
Stock option plan	2,500,000	1.75	0.06
Outstanding and exercisable at July 31, 2024	3,435,000		$0.055

The aggregate intrinsic value of all options vested and exercisable at July 31, 2024, was $Nil based on the Company’s closing price of $0.0131 per common share at July 31, 2024. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 8– SUBSEQUENT EVENTS

On  August 5, 2024, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $5,000.  The promissory note had a maturity date of  August 24, 2026.   The note accrues interest at 8% per annum.

On August 11, 2024, the Company amended the June 28, 2023 and August 24, 2023 promissory notes with the Chairman of the Board of Directors.  The amendment extended the maturity date of the promissory notes to August 24, 2026 (Note 5).

On  September 10, 2024, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $15,000.  The promissory note had a maturity date of  September 10, 2027.   The note accrues interest at 8% per annum.

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

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Star Gold,” and the “Company”, mean Star Gold Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated. Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2024. The following statements may be forward-looking in nature and actual results may differ materially.

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

SELECTED FINANCIAL DATA.

	Three months ended
	July 31, 2024	July 31, 2023
Revenues	$-	$-
Total operating expenses	87,309	80,681
Loss from operations	(87,309)	(80,681)
Other income (expense)	(12,128)	(8,273)
NET LOSS	$(99,437)	$(88,954)

Weighted average shares of common stock (basic and diluted)	97,290,810	97,290,810

Income (loss) per share (basic and diluted)	Nil	Nil

BALANCE SHEET INFORMATION

	July 31, 2024	April 30, 2024
Working capital (deficit)	$(320,873)	$(249,436)
Total assets	707,301	686,541
Accumulated deficit	12,956,976	12,857,539
Stockholders’ equity	(156,806)	(57,369)

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

For the fiscal year ending April 30, 2025, the Company plans to commence the following activities as it prepares to draft its Environmental Impact Statement (“EIS”) on the Longstreet Project:

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

RESULTS OF OPERATIONS

	For the three months ended
	July 31, 2024	July 31, 2023	$ Change	Pct. Change

Mineral exploration expense	$33,389	$25,896	$7,493	28.9%
Pre-development expense	-	9,042	(9,042)	(100.0)%
Legal and professional fees	34,664	25,412	9,252	36.4%
Management and administrative	19,256	20,331	(1,075)	(5.3)%
Interest expense	-	402	(402)	(100.0)%
Interest expense, related party	12,128	7,873	4,255	54.0%
Interest (income)	-	(2)	2	(100.0)%
Total	$99,437	$88,954	$10,483	11.8%

The Company earned no operating revenue in  2024 or 2023 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended July 31, 2024 of $99,437  increased by $10,483 from the  total 2023 net loss of  $88,954.

Mineral exploration expense

	For the three months ended
	July 31, 2024	July 31, 2023	$ Change	Pct. Change
Claims	33,389	25,896	7,493	28.9%
Total mineral exploration expense	$33,389	$25,896	$7,493	28.9%

Mineral exploration expense for the three months ended July 31, 2024 of $33,389   increased  $7,493 from 2023 mineral exploration expense of $25,896.  Aside from annual claims payments, there was no additional mineral exploration expense for the three months ended July 31, 2024 and 2024, respectively.  There were no exploration expenses for the three months ended  July 31, 2024 and 2024.

Pre-development expense

	For the three months ended
	July 31, 2024	July 31, 2023	$ Change	Pct. Change
Field expense	$-	$2,441	$(2,441)	(100.0)%
Permits and fees	$-	$300	(300)	(100.0)%
Water rights costs	-	6,301	(6,301)	(100.0)%
Total pre-development expense	$-	$9,042	$(9,042)	(100.0)%

Pre-development expense for the three months ended July 31, 2024 of $Nil  decreased  $9,042 from2023  pre-development expense of $9,042.

Legal and professional fees

	For the three months ended
	July 31, 2024	July 31, 2023	$ Change	Pct. Change
Audit and accounting	$24,090	$3,024	$21,066	696.6%
Legal fees	6,121	2,935	3,186	108.6%
Public company expense	4,375	19,375	(15,000)	(77.4)%
Investor relations	78	78	-	0.0%
Total legal and professional fees	$34,664	$25,412	$9,252	36.4%

There are no pending legal issues or contingencies as of July 31, 2024.

Legal and professional fees of $34,664 for the three months ended July 31, 2024   increased by $9,252 compared to the three months ended July 31, 2023 expense of $25,412. The increase is primarily related to additional cost related to filing fees and software.

Management and administrative expense

	For the three months ended
	July 31, 2024	July 31, 2023	$ Change	Pct. Change
General administrative and insurance	11,128	12,200	(1,072)	(8.8)%
Management fees and payroll	7,500	7,500	-	0.0%
Office and computer expense	531	536	(5)	(0.9)%
Telephone and utilities	97	95	2	2.1%
Total	$19,256	$20,331	$(1,075)	(5.3)%

Management fees were accrued during the three- and nine-months ended July 31, 2024  and 2024, but not paid.

Total management and administrative expense decreased by $1,075 for the three months ended July 31, 2024 to $19,256 compared to $20,331 for the three months ended July 31, 2023.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	July 31, 2024	April 30, 2024
Current assets	$15,734	$6,974
Current liabilities	336,607	256,410
Working capital	$(320,873)	$(249,436)

CASH FLOWS

	Three months ended
	July 31, 2024	July 31, 2023
Cash flow used by operating activities	$(18,768)	$(19,777)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	40,000	20,000
Net decrease in cash during period	$9,232	$(11,777)

As of July 31, 2024, the Company had cash on hand of $14,400. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended July 31, 2024 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2024 which was filed with the SEC on August 13, 2024.

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES.

For the three months ended July 31, 2024, the Company sold no common stock.

During the three months ended July 31, 2024, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

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

STAR GOLD CORP.

Date:	October 14, 2024	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	October 14, 2024		/s/ KELLY J. STOPHER
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)