Form 10-Q
period 2024-10-31
Star Gold Corp.
filed 2025-01-30
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended October 31, 2024

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

As of January 27, 2025, there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

Contents

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	October 31, 2024	April 30, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,822	$5,168
Other current assets	862	1,806
TOTAL CURRENT ASSETS	7,684	6,974
MINING INTEREST (NOTE 4)	602,167	590,167
RECLAMATION BOND (NOTE 4)	89,400	89,400
TOTAL ASSETS	$699,251	$686,541
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$66,428	$39,458
Accrued interest, related parties	92,590	66,952
Current portion, long-term debt (NOTE 5)	150,000	150,000
TOTAL CURRENT LIABILITIES	309,018	256,410
LONG TERM LIABILITIES:
PROMISSORY NOTE, RELATED PARTY (NOTE 5)	119,000	50,000
CONVERTIBLE PROMISSORY NOTES, RELATED PARTIES (NOTE 5)	477,500	437,500
TOTAL LIABILITIES	905,518	743,910
COMMITMENTS AND CONTINGENCIES (NOTE 4 and 5)	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 1,000,000,000 shares authorized; 97,290,810 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,702,879	12,702,879
Accumulated deficit	(13,006,437)	(12,857,539)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(206,267)	(57,369)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$699,251	$686,541

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended October 31,		Six months ended October 31,
	2024	2023	2024	2023
OPERATING EXPENSE
Mineral exploration expense	$-	$-	$33,389	$25,896
Pre-development expense	-	1,438	-	10,480
Legal and professional fees	16,632	28,505	51,297	53,917
Management and administrative	18,916	20,096	38,170	40,427
TOTAL OPERATING EXPENSES	35,548	50,039	122,856	130,720
LOSS FROM OPERATIONS	(35,548)	(50,039)	(122,856)	(130,720)
OTHER INCOME (EXPENSE)
Interest income	-	1	-	3
Interest expense	(403)	(401)	(403)	(803)
Interest expense, related parties	(13,510)	(10,885)	(25,639)	(18,758)
TOTAL OTHER INCOME (EXPENSE)	(13,913)	(11,285)	(26,042)	(19,558)
NET LOSS BEFORE INCOME TAXES	(49,461)	(61,324)	(148,898)	(150,278)
Provision for income taxes	-	-	-	-
NET LOSS	$(49,461)	$(61,324)	$(148,898)	$(150,278)
Basic and diluted loss per share	$Nil	$Nil	$Nil	$Nil
Basic and diluted weighted average number shares outstanding	97,290,810	97,290,810	97,290,810	97,290,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For the three and six months ended October 31, 2024 and 2023

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in	Accumulated	Stockholders’
	Issued	$.001 per share	Capital	Deficit	Equity (Deficit)
BALANCE, April 30, 2023	97,290,810	$97,291	$12,702,879	$(12,619,828)	$180,342
Net loss	-	-	-	(88,954)	(88,954)
BALANCE, July 31, 2023	97,290,810	97,291	$12,702,879	$(12,708,782)	$91,388
Net loss	-	-	-	(61,324)	(61,324)
BALANCE, October 31, 2023	97,290,810	$97,291	$12,702,879	$(12,770,106)	$30,064

BALANCE, April 30, 2024	97,290,810	$97,291	$12,702,879	$(12,857,539)	$(57,369)
Net loss	-	-	-	(99,437)	(99,437)
BALANCE, July 31, 2024	97,290,810	97,291	$12,702,879	$(12,956,976)	$(156,806)
Net loss	-	-	-	(49,461)	(49,461)
BALANCE, October 31, 2024	97,290,810	$97,291	$12,702,879	$(13,006,437)	$(206,267)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	October 31, 2024	October 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(148,898)	$(150,278)
Changes in assets and liabilities:
Other current assets	944	9,585
Accounts payable and accrued liabilities	26,970	11,386
Accrued interest, related parties	25,638	18,758
Net cash used by operating activities	(95,346)	(110,549)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes payable, related party	69,000	55,000
Proceeds from convertible notes payable, related parties	40,000	105,000
Net cash provided by financing activities	109,000	160,000
Net increase in cash and cash equivalents	1,654	37,451
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,168	33,505
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,822	$70,956

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2024

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at  April 30, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three- and six- month period ended  October 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2025.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of October 31, 2024, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed balance sheet as of October 31, 2024, the Company has an accumulated deficit of  $13,006,437.  On  October 31, 2024, the Company's working capital deficit was $301,334. The lack of sufficient working capital to meet current obligations, continuing losses and ongoing cash used by operating activities raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will depend on the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, reclamation bonds, promissory notes related party and convertible promissory notes, related parties.

Cash and cash equivalents, reclamation bonds, promissory notes, related party and convertible promissory notes, related parties are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on our financial statements and disclosures.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2024 financial statements in order to conform to the October 31, 2024 financial statement presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, convertible promissory notes including accrued interest and warrants.

The outstanding securities on October 31, 2024 and 2023 that could have a dilutive effect are as follows:

	October 31, 2024	October 31, 2023
Stock options	2,500,000	3,435,000
Convertible promissory notes and accrued interest, related parties	30,653,592	25,399,822
Warrants	2,000,000	2,000,000
Total Possible Dilution	35,153,592	30,834,822

For the three- and six- months ended  October 31, 2024 and 2023 , respectively, the effect of the Company’s outstanding stock options, convertible promissory notes and accrued interest, related parties and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4 –MINING INTEREST

The following is a summary of the Company’s equipment and mining interest on  October 31, 2024 and April 30, 2024.

	October 31, 2024	April 30, 2024
Mining interest - Longstreet	602,167	590,167
Total	$602,167	$590,167

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

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the six months ended  October 31, 2024 and 2023, respectively, the Company paid the annual $12,000 advance royalty on the Longstreet Property.

At October 31, 2024 and April 30, 2024, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5– RELATED PARTY TRANSACTIONS

The following is a summary of the Company's Promissory notes, related parties and convertible promissory notes, related parties as of  October 31, 2024:

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Maturity date	Interest rate	Conversion price per share	Shares (if converted)	Principal amount	Accrued interest	Total
Promissory notes, related party
March 31, 2024	8%	$-	-	$-	$852	$852
August 24, 2026	8%	-	-	15,000	2,135	17,135
August 24, 2026	8%	-	-	35,000	3,329	38,329
August 5, 2026	8%	-	-	5,000	95	5,095
August 12, 2026	8%	-	-	35,000	613	35,613
September 10, 2027	8%			15,000	168	15,168
October 29, 2027	8%	-	-	14,000	6	14,006
			-	$119,000	$7,198	$126,198
Convertible promissory notes, related parties
April 30, 2025	5%	$0.05	3,438,082	$150,000	$21,904	$171,904
April 14, 2026	8%	0.02	15,304,438	260,000	46,089	306,089
April 14, 2026	8%	0.02	2,950,644	52,500	6,513	59,013
October 24, 2026	8%	0.0206	787,501	15,000	1,223	16,223
October 24, 2026	8%	0.0206	4,731,853	90,000	7,476	97,476
March 22, 2027	8%	0.0165	1,277,210	20,000	1,074	21,074
June 26, 2027	8%	0.0190	2,163,864	40,000	1,113	41,113
			30,653,592	$627,500	$85,392	$712,892

The following is a summary of the Company's Promissory notes, related parties and convertible promissory notes, related parties as of April 30, 2024:

Maturity date	Interest rate	Conversion price per share	Shares (if converted)	Principal amount	Accrued interest	Total
Promissory notes, related party
March 31, 2024	8%	$-	-	$-	$852	$852
June 28, 2026	8%	-	-	15,000	1,328	16,328
August 24, 2026	8%	-	-	35,000	1,918	36,918
			-	$50,000	$4,098	$54,098
Convertible promissory notes, related parties
April 30, 2025	5%	$0.05	3,362,460	$150,000	$18,123	$168,123
April 14, 2026	8%	0.02	14,780,150	260,000	35,603	295,603
April 14, 2026	8%	0.02	2,844,800	52,500	4,396	56,896
October 24, 2026	8%	0.0206	758,155	15,000	618	15,618
October 24, 2026	8%	0.0206	4,555,680	90,000	3,847	93,847
March 22, 2027	8%	0.0165	1,228,303	20,000	267	20,267
			27,529,548	$587,500	$62,854	$650,354

Promissory notes, related party

On  June 28, 2023, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $20,000.  The promissory note had a maturity date of  June 28, 2024 which was subsequently extended to  August 24, 2026.  The note accrues interest at 8% per annum. As of  October 31, 2024 the balance of the promissory note is $15,000.

On  August 24, 2023, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $35,000.  The promissory note had a maturity date of  August 24, 2024 which was subsequently extended to  August 24, 2026.  The note accrues interest at 8% per annum.  As of  October 31, 2024, the balance of the promissory note is $35,000.

On  August 5, 2024, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $5,000.  The promissory note had a maturity date of  August 5, 2026.   The note accrues interest at 8% per annum.

On August 11, 2024, the Company amended the June 28, 2023 and August 24, 2023 promissory notes with the Chairman of the Board of Directors.  The amendment extended the maturity date of both of the promissory notes to August 24, 2026.

On August 12, 2024, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $35,000.  The promissory note had a maturity date of August 12, 2027.  The note accrues interest at 8% per annum.

On  September 10, 2024, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $15,000.  The promissory note had a maturity date of  September 10, 2027.   The note accrues interest at 8% per annum.

On October 29, 2024, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $14,000.  The promissory note had a maturity date of October 29, 2027.  The note accrued interest at 8% per annum.

As of   October 31, 2024  and  April 30, 2024 , the principal balance of the promissory notes, related party is $119,000 and $50,000, respectively.  As of  October 31, 2024 and   April 30, 2024 , accrued interest on the promissory notes, related party is $7,198 and $4,098, respectively, which is included in "Accrued interest, related parties" on the balance sheet.

Convertible promissory notes, related parties

On   November 30, 2021, the Company entered into four Convertible Promissory Notes (the “Convertible Promissory Notes”) with certain officers and directors of the Company in consideration of deferred compensation totaling $150,000. The notes accrue interest at 5% per annum with monthly interest-only payments through   April 30, 2025. The notes mature   April 30, 2025.  The Convertible Promissory Notes and accrued interest are convertible at any time after the original issue date into a number of shares of the Company’s Common Stock, determined by dividing the amount to be converted by a conversion price equal to $0.05 per share.  As of  October 31, 2024  and April 30, 2024, the balance outstanding on the Convertible Promissory Notes is $150,000 and shown in the balance sheet within the current portion, long-term debt. The balance of accrued interest on the Convertible Promissory Notes is $21,904 and $18,123 at  October 31, 2024  and April 30, 2024, respectively. The Convertible Promissory Notes and accrued interest are convertible into an aggregate of 3,438,082 shares.

On  April 14, 2023, the Company issued four convertible promissory notes (the "  April 14, 2023 Notes")  with an aggregate principal amount $312,500.  Three of the   April 14, 2023 Notes were issued to an officer, a member of the Company’s Board of Directors and an entity controlled by two members of the Board of Directors totaling $52,500.  The   April 14, 2023 Notes bear eight percent (8%) interest and have a maturity date of   April 14, 2026 (the “Maturity Date”). There are no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the maturity date. The Notes and accrued interest are convertible into 18,255,082 shares of common stock of the Company at the conversion price of  $0.02 per share.

On   October 24, 2023, the Company issued two convertible promissory notes (the "  October 24, 2023 Convertible Notes")  with an aggregate principal amount of $105,000.  One note was issued to a related party entity, controlled by two members of the Board, totaling $90,000.  The other note was issued to an officer of the Company in the amount of $15,000.    The   October 24, 2023 Convertible Notes have a maturity date of  October 24, 2026 and accrues interest at 8% per annum. There are no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date. The notes and accrued interest are convertible into 5,519,354 shares of common stock of the Company at the conversion price of $.0206 per share.

On  March 22, 2024, the Company issued a convertible promissory note (the  "March 22, 2024 Convertible Note")  with an principal amount of $20,000 to a related party entity controlled by two members of the Board.  The   March 22, 2024 Convertible Note has a maturity date of  March 22, 2027 and accrues interest at 8% per annum. There are no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date. The notes and accrued interest are convertible into 1,277,210 shares of common stock of the Company at the conversion price of $.0165 per share.

On June 26, 2024, the Company issued a convertible promissory note (the “June 26, 2024 Convertible Note”) with a principal amount of $40,000 to a related party entity controlled by two members of the Board.  The June 26, 2024 Convertible Note has a maturity date of June 26, 2027 and accrues interest at 8% per annum.  There are no required periodic payments due under the note and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date.  The notes and accrued interest are convertible into 2,163,864 shares of common stock of the Company at a conversion price of $.019 per share.

At  October 31, 2024 and  April 30, 2024, the balance of accrued interest due to related parties from convertible promissory notes is $85,392 and $62,854, respectively, which is included in “Accrued interest, related parties” on the balance sheet.

For the three months ended October 31, 2024 and 2023, the Company recognized interest expense of $13,510 and $10,885, respectively.  For the six months ended October 31, 2024 and 2023 , the Company recognized interest expense, related parties of $25,639 and  $18,758, respectively.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Consulting agreements

For the three months ended October 31, 2024 and 2023, the Company recognized $7,500 and $7,500, respectively, in management and administrative expense under the consulting agreements.  For the six months ended October 31, 2024 and 2023 , the Company recognized $15,000 and $15,000, respectively, in management and administrative expense under the consulting agreements.

NOTE 6 – WARRANTS

On October 31, 2021, the Company granted 2,000,000 warrants to purchase Common Stock in lieu of cash payment for future services. The warrants have an exercise price of $0.0442. The expiration date of the warrants is October 31, 2026.

No warrants were issued, exercised, expired or forfeited during the three and six months ended October 31, 2024  or 2023.

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

Options outstanding for mining interest totaled Nil at October 31, 2024 and 935,000 at   April 30, 2024 and were fully vested. During the three months ended October 31, 2024, 935,000 options for mining interest expired.

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

No options were issued, exercised, expired or forfeited under the Stock Option Plan during the three- and six- months ended  October 31, 2024 or 2023.

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of  October 31, 2024 and April 30, 2024, respectively, there was no unrecognized compensation cost related to stock-based options and awards.  As of October 31, 2024, the remaining average term of the 2011 Plan option grants was 1.50 years.  As of October 31, 2024, the weighted average exercise price of the options issued under the 2011 plan was $0.06.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes additional information about the options under the Company's Stock Option Plan:

	Options outstanding and exercisable
		Remaining Term
Date of Grant	Shares	(years)	Price
April 30, 2021	2,500,000	1.50	0.06

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

		Weighted Average
	All options	Exercise Price
Balance outstanding at October 31, 2024 and April 30, 2024	2,500,000	$0.06

		Weighted
		Average	Weighted
		Remaining Term	Average Exercise
Options issued for:	Options	(years)	Price
Stock option plan	2,500,000	1.50	0.06
Outstanding and exercisable at October 31, 2024	2,500,000		$0.06

The aggregate intrinsic value of all options vested and exercisable at October 31, 2024, was $Nil based on the Company’s closing price of $0.0131 per common share at October 31, 2024. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 8– SUBSEQUENT EVENTS

On December 4, 2024, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $3,000.  The promissory note had a maturity date of December 4, 2027.  The note accrued interest at 8% per annum.

On January 2, 2025, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $6,000.  The promissory note had a maturity date of January 2, 2028.  The note accrued interest at 8% per annum.

On January 29, 2025, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $15,000.  The promissory note had a maturity date of January 29, 2028.  The note accrued interest at 8% per annum.

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

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors" and “Management’s Discussion and Analysis” of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Star Gold Corp. disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

SELECTED FINANCIAL DATA.

	Six months ended
	October 31, 2024	October 31, 2023
Revenues	$-	$-
Total operating expenses	122,856	130,720
Loss from operations	(122,856)	(130,720)
Other income (expense)	(26,042)	(19,558)
NET LOSS	$(148,898)	$(150,278)

Weighted average shares of common stock (basic and diluted)	97,290,810	97,290,810

Income (loss) per share (basic and diluted)	Nil	Nil

BALANCE SHEET INFORMATION

	October 31, 2024	April 30, 2024
Working capital (deficit)	$(301,334)	$(249,436)
Total assets	699,251	686,541
Accumulated deficit	13,006,437	12,857,539
Stockholders’ equity	(206,267)	(57,369)

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

RESULTS OF OPERATIONS

	For the three months ended
	October 31, 2024	October 31, 2023	$ Change	Pct. Change

Mineral exploration expense	$-	$-	$-	N/A
Pre-development expense	-	1,438	$(1,438)	(100.0)%
Legal and professional fees	16,632	28,505	(11,873)	(41.7)%
Management and administrative	18,916	20,096	(1,180)	(5.9)%
Interest expense	403	401	2	0.5%
Interest expense, related party	13,510	10,885	2,625	24.1%
Interest (income)	-	(1)	1	(100.0)%
Total	$49,461	$61,324	$(11,863)	(19.3)%

	For the six months ended
	October 31, 2024	October 31, 2023	$ Change	Pct. Change

Mineral exploration expense	$33,389	$25,896	$7,493	28.9%
Pre-development expense	-	10,480	(10,480)	(100.0)%
Legal and professional fees	51,297	53,917	(2,620)	(4.9)%
Management and administrative	38,170	40,427	(2,257)	(5.6)%
Interest expense	403	803	(400)	(49.8)%
Interest expense, related party	25,639	18,758	6,881	36.7%
Interest (income)	-	(3)	3	(100.0)%
Total	$148,898	$150,278	$(1,380)	(0.9)%

The Company earned no operating revenue in 2024 or 2023 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended October 31, 2024 of $ 49,461  decreased by $11,863 from the total 2023 net loss of $ 61,324.

Total net loss for the six months ended October 31, 2024 of $148,898  decreased by $1,380 from the total 2023 net loss of  $150,278.

Mineral exploration expense

	For the six months ended
	October 31, 2024	October 31, 2023	$ Change	Pct. Change
Claims	33,389	25,896	7,493	28.9%
Total mineral exploration expense	$33,389	$25,896	$7,493	28.9%

Mineral exploration expense for the six months ended October 31, 2024 of $33,389   increased  $7,493 from 2023 mineral exploration expense of $25,896.  Aside from annual claims payments, there was no additional mineral exploration expense for the six months ended October 31, 2024 and 2023, respectively.  There were no exploration expenses for the three months ended  October 31, 2024 and 2023.

Pre-development expense

	For the three months ended
	October 31, 2024	October 31, 2023	$ Change	Pct. Change
Field expense	$-	$-	$-	N/A
Permits and fees	$-	$-	-	N/A
Water rights costs	-	1,438	(1,438)	(100.0)%
Total pre-development expense	$-	$1,438	$(1,438)	(100.0)%

	For the six months ended
	October 31, 2024	October 31, 2023	$ Change	Pct. Change
Field expense	$-	$2,441	$(2,441)	(100.0)%
Permits and fees	-	300	(300)	(100.0)%
Technical consultants	-	-	-	N/A
Water rights costs	-	7,739	(7,739)	(100.0)%
Total pre-development expense	$-	$10,480	$(10,480)	(100.0)%

Pre-development expense for the three months ended October 31, 2024 of $Nil decreased  from $1,438  pre-development expense of $1,438 .

Pre-development expense for the six months ended October 31, 2024 of $Nil decreased  $10,480 from2023 pre-development expense of $10,480.

Legal and professional fees

	For the three months ended
	October 31, 2024	October 31, 2023	$ Change	Pct. Change
Audit and accounting	$3,500	$21,306	$(17,806)	(83.6)%
Legal fees	81	2,491	(2,410)	(96.7)%
Public company expense	13,051	4,630	8,421	181.9%
Investor relations	-	78	(78)	(100.0)%
Total legal and professional fees	$16,632	$28,505	$(11,873)	(41.7)%

	For the six months ended
	October 31, 2024	October 31, 2023	$ Change	Pct. Change
Audit and accounting	$27,590	$24,330	$3,260	13.4%
Legal fees	6,203	5,426	777	14.3%
Public company expense	17,426	24,005	(6,579)	(27.4)%
Investor relations	78	156	(78)	(50.0)%
Total legal and professional fees	$51,297	$53,917	$(2,620)	(4.9)%

There are no pending legal issues or contingencies as of October 31, 2024.

Legal and professional fees of $16,632for the three months ended October 31, 2024   decreased by $11,873 compared to the three months ended October 31, 2023 expense of $28,505. The decrease is primarily related to timing of audit expense in 2023.

Legal and professional fees of $51,297 for the six months ended October 31, 2024   decreased by $2,620 compared to the six months ended October 31, 2023 expense of $53,917. The decrease is primarily related to timing of public company expense incurred in 2024.

Management and administrative expense

	For the three months ended
	October 31, 2024	October 31, 2023	$ Change	Pct. Change
General administrative and insurance	$11,148	$12,201	$(1,053)	(8.6)%
Management fees and payroll	7,500	7,500	-	0.0%
Office and computer expense	173	300	(127)	(42.3)%
Telephone and utilities	95	95	-	0.0%
Total	$18,916	$20,096	$(1,180)	(5.9)%

	For the six months ended
	October 31, 2024	October 31, 2023	$ Change	Pct. Change
General administrative and insurance	22,276	24,401	(2,125)	(8.7)%
Management fees and payroll	15,000	15,000	-	0.0%
Office and computer expense	703	836	(133)	(15.9)%
Telephone and utilities	191	190	1	0.5%
Total	$38,170	$40,427	$(2,257)	(5.6)%

Management fees were accrued during the three- and nine-months ended October 31, 2024  and 2024, but not paid.

Total management and administrative expense decreased by$1,180  for the three months ended October 31, 2024 to $18,916 compared to $20,096 for the three months ended October 31, 2023.  The change is primarily related to a decrease in general and administrative costs related to insurance.

Total management and administrative expense decreased by $2,257 for the six months ended October 31, 2024 to $38,170 compared to $40,427 for the six months ended October 31, 2023.  The change is primarily related to a decrease in general and administrative costs related to insurance.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	October 31, 2024	April 30, 2024
Current assets	$7,684	$6,974
Current liabilities	309,018	256,410
Working capital	$(301,334)	$(249,436)

CASH FLOWS

	Six months ended
	October 31, 2024	October 31, 2023
Cash flow used by operating activities	$(95,346)	$(110,549)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	109,000	160,000
Net increase in cash during period	$1,654	$37,451

As of October 31, 2024, the Company had cash on hand of $6,822. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended October 31, 2024 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

For the three months ended October 31, 2024, the Company sold no common stock.

During the three months ended October 31, 2024, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

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

STAR GOLD CORP.

Date:	January 30, 2025	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	January 30, 2025		/s/ KELLY J. STOPHER
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)