Form 10-Q
period 2025-01-31
Star Gold Corp.
filed 2025-04-29
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2025

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

As of  April 28, 2025  there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

Contents

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	January 31, 2025	April 30, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,931	$5,168
Other current assets	390	1,806
TOTAL CURRENT ASSETS	9,321	6,974
MINING INTEREST (NOTE 4)	602,167	590,167
RECLAMATION BOND (NOTE 4)	89,400	89,400
TOTAL ASSETS	$700,888	$686,541
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$85,121	$39,458
Accrued interest, related parties	106,258	66,952
Current portion, long-term debt (NOTE 5)	150,000	150,000
TOTAL CURRENT LIABILITIES	341,379	256,410
LONG TERM LIABILITIES:
PROMISSORY NOTE, RELATED PARTY (NOTE 5)	143,000	50,000
CONVERTIBLE PROMISSORY NOTES, RELATED PARTIES (NOTE 5)	477,500	437,500
TOTAL LIABILITIES	961,879	743,910
COMMITMENTS AND CONTINGENCIES (NOTE 4 and 5)	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 1,000,000,000 shares authorized; 97,290,810 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,702,879	12,702,879
Accumulated deficit	(13,061,161)	(12,857,539)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(260,991)	(57,369)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$700,888	$686,541

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended January 31,		Nine months ended January 31,
	2025	2024	2025	2024
OPERATING EXPENSE
Mineral exploration expense	$-	$-	$30,866	$25,896
Pre-development expense	2,646	2,524	5,169	13,004
Legal and professional fees	17,756	11,657	69,053	65,574
Management and administrative	20,252	22,170	58,423	62,597
TOTAL OPERATING EXPENSES	40,654	36,351	163,511	167,071
LOSS FROM OPERATIONS	(40,654)	(36,351)	(163,511)	(167,071)
OTHER INCOME (EXPENSE)
Interest expense	(403)	(402)	(805)	(1,202)
Interest expense, related parties	(13,667)	(11,549)	(39,306)	(30,307)
TOTAL OTHER INCOME (EXPENSE)	(14,070)	(11,951)	(40,111)	(31,509)
NET LOSS BEFORE INCOME TAXES	(54,724)	(48,302)	(203,622)	(198,580)
Provision for income taxes	-	-	-	-
NET LOSS	$(54,724)	$(48,302)	$(203,622)	$(198,580)
Basic and diluted loss per share	$Nil	$Nil	$Nil	$Nil
Basic and diluted weighted average number shares outstanding	97,290,810	97,290,810	97,290,810	97,290,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For the three and nine months ended January 31, 2025 and 2024

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in	Accumulated	Stockholders’
	Issued	$.001 per share	Capital	Deficit	Equity (Deficit)
BALANCE, April 30, 2023	97,290,810	$97,291	$12,702,879	$(12,619,828)	$180,342
Net loss	-	-	-	(88,954)	(88,954)
BALANCE, July 31, 2023	97,290,810	97,291	$12,702,879	$(12,708,782)	$91,388
Net loss	-	-	-	(61,324)	(61,324)
BALANCE, October 31, 2023	97,290,810	$97,291	$12,702,879	$(12,770,106)	$30,064
Net loss	-	-	-	(48,302)	(48,302)
BALANCE, January 31, 2024	97,290,810	$97,291	$12,702,879	$(12,818,408)	$(18,238)

BALANCE, April 30, 2024	97,290,810	$97,291	$12,702,879	$(12,857,539)	$(57,369)
Net loss	-	-	-	(99,437)	(99,437)
BALANCE, July 31, 2024	97,290,810	97,291	$12,702,879	$(12,956,976)	$(156,806)
Net loss	-	-	-	(49,461)	(49,461)
BALANCE, October 31, 2024	97,290,810	$97,291	$12,702,879	$(13,006,437)	$(206,267)
Net loss	-	-	-	(54,724)	(54,724)
BALANCE, January 31, 2025	97,290,810	$97,291	$12,702,879	$(13,061,161)	$(260,991)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	January 31, 2025	January 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(203,622)	$(198,580)
Changes in assets and liabilities:
Other current assets	1,416	10,507
Accounts payable and accrued liabilities	45,663	7,380
Accrued interest, related parties	39,306	30,307
Net cash used by operating activities	(117,237)	(150,386)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note payable, related party	93,000	55,000
Repayment of promissory note payable, related party	-	(20,000)
Proceeds from convertible notes payable, related parties	40,000	105,000
Net cash provided by financing activities	133,000	140,000
Net increase (decrease) in cash and cash equivalents	3,763	(22,386)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,168	33,505
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,931	$11,119

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2025

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at  April 30, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three- and nine- month period ended  January 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2025.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of January 31, 2025, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed balance sheet as of January 31, 2025, the Company has an accumulated deficit of  $13,061,161.  On  January 31, 2025, the Company's working capital deficit was $332,058. The lack of sufficient working capital to meet current obligations, continuing losses and ongoing cash used by operating activities raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will depend on the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, reclamation bonds, promissory note related party and convertible promissory notes, related parties.

Cash and cash equivalents, reclamation bonds, promissory note, related party and convertible promissory notes, related parties are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at January 31, 2025.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2024 financial statements in order to conform to the January 31, 2025 financial statement presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, convertible promissory notes including accrued interest and warrants.

The outstanding securities on January 31, 2025 and 2024 that could have a dilutive effect are as follows:

	January 31, 2025	January 31, 2024
Stock options	2,500,000	3,435,000
Convertible promissory notes and accrued interest, related parties	31,176,140	25,855,479
Warrants	2,000,000	2,000,000
Total possible dilution	35,676,140	31,290,479

For the three- and nine- months ended  January 31, 2025 and 2024, respectively, the effect of the Company’s outstanding stock options, convertible promissory notes and accrued interest, related parties and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4 –MINING INTEREST

The following is a summary of the Company’s equipment and mining interest on  January 31, 2025 and April 30, 2024.

	January 31, 2025	April 30, 2024
Mining interest - Longstreet	602,167	590,167
Total	$602,167	$590,167

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

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the nine months ended  January 31, 2025 and 2024, respectively, the Company paid the annual $12,000 advance royalty on the Longstreet Property.

At January 31, 2025 and April 30, 2024, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5– RELATED PARTY TRANSACTIONS

The following is a summary of the Company's Promissory notes, related parties and convertible promissory notes, related parties as of  January 31, 2025:

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Maturity date	Interest rate	Conversion price per share	Shares (if converted)	Principal amount	Accrued interest	Total
Promissory notes, related party
March 31, 2024	8%	$-	-	$-	$852	$852
August 24, 2026	8%	-	-	15,000	2,103	17,103
August 24, 2026	8%	-	-	35,000	4,035	39,035
August 5, 2026	8%	-	-	5,000	196	5,196
August 12, 2026	8%	-	-	35,000	1,319	36,319
September 10, 2027	8%			15,000	470	15,470
October 29, 2027	8%	-	-	14,000	288	14,288
December 4, 2027	8%	-	-	3,000	38	3,038
January 2, 2028	8%	-	-	6,000	38	6,038
January 29, 2028	8%	-	-	15,000	7	15,007
			-	$143,000	$9,346	$152,346
Convertible promissory notes, related parties
April 30, 2025	5%	$0.05	3,475,890	150,000	23,795	173,795
April 14, 2026	8%	0.02	15,566,575	260,000	51,332	311,332
April 14, 2026	8%	0.02	3,003,575	52,500	7,572	60,072
October 24, 2026	8%	0.0206	802,183	15,000	1,525	16,525
October 24, 2026	8%	0.0206	4,819,949	90,000	9,291	99,291
March 22, 2027	8%	0.0165	1,301,652	20,000	1,477	21,477
June 26, 2027	8%	0.0190	2,206,316	40,000	1,920	41,920
			31,176,140	$627,500	$96,912	$724,412

The following is a summary of the Company's Promissory notes, related parties and convertible promissory notes, related parties as of April 30, 2024:

Maturity date	Interest rate	Conversion price per share	Shares (if converted)	Principal amount	Accrued interest	Total
Promissory notes, related party
March 31, 2024	8%	$-	-	$-	$852	$852
June 28, 2026	8%	-	-	15,000	1,328	16,328
August 24, 2026	8%	-	-	35,000	1,918	36,918
			-	$50,000	$4,098	$54,098
Convertible promissory notes, related parties
April 30, 2025	5%	$0.05	3,362,460	$150,000	$18,123	$168,123
April 14, 2026	8%	0.02	14,780,150	260,000	35,603	295,603
April 14, 2026	8%	0.02	2,844,800	52,500	4,396	56,896
October 24, 2026	8%	0.0206	758,155	15,000	618	15,618
October 24, 2026	8%	0.0206	4,555,680	90,000	3,847	93,847
March 22, 2027	8%	0.0165	1,228,303	20,000	267	20,267
			27,529,548	$587,500	$62,854	$650,354

As of  January 31, 2025 and  April 30, 2024 accrued interest on the promissory notes, related party is $9,346 and $4,098, respectively, which is included in "Accrued interest, related parties" on the balance sheet.

At  January 31, 2025 and  April 30, 2024, the balance of accrued interest due to related parties from convertible promissory notes is $96,912 and $62,854, respectively, which is included in “Accrued interest, related parties” on the balance sheet.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Consulting agreements

For the three months ended January 31, 2025 and 2024, the Company recognized $7,500 and $7,500, respectively, in management and administrative expense under a consulting agreement with the Company's Chief Financial Officer.  For the nine months ended January 31, 2025 and 2024 , the Company recognized $22,500  and $22,500, respectively, in management and administrative expense under the consulting agreement.

NOTE 6 – WARRANTS

On October 31, 2021, the Company granted 2,000,000 warrants to purchase Common Stock in lieu of cash payment for future services. The warrants have an exercise price of $0.0442. The expiration date of the warrants is October 31, 2026.

No warrants were issued, exercised, expired or forfeited during the three and nine months ended January 31, 2025  or 2024.

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

Options outstanding for mining interest totaled Nil at January 31, 2025 and 935,000 at   April 30, 2024 and were fully vested. During the nine months ended January 31, 2025, 935,000 options for mining interest expired.

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

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of  January 31, 2025 and April 30, 2024, respectively, there was no unrecognized compensation cost related to stock-based options and awards.  As of January 31, 2025, the remaining average term of the 2011 Plan option grants was 1.25 years.  As of January 31, 2025, the weighted average exercise price of the options issued under the 2011 plan was $0.06.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate intrinsic value of all options vested and exercisable at January 31, 2025, was $Nil based on the Company’s closing price of $0.012 per common share at January 31, 2025. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 8– SUBSEQUENT EVENTS

On February 19, 2025, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $15,000.  The promissory note had a maturity date of February 19, 2028.  The note accrued interest at 8% per annum.

On April 1, 2025, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $5,000.  The promissory note had a maturity date of April 1, 2028.  The note accrues interest at 8% per annum.

On April 16, 2025, the Company entered into a promissory note with the Chairman of the Board of Directors in the amount of $15,000.  The promissory note had a maturity date of April 16, 2028.  The note accrues interest at 8% per annum.

On April 24, 2025, the Company entered into a promissory note with a member of the Board of Directors in the amount of $7,500.  The promissory note had a maturity date of April 24, 2028.  The note accrues interest at 8% per annum.

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

SELECTED FINANCIAL DATA.

	Nine months ended
	January 31, 2025	January 31, 2024
Revenues	$-	$-
Total operating expenses	163,511	167,071
Loss from operations	(163,511)	(167,071)
Other income (expense)	(40,111)	(31,509)
NET LOSS	$(203,622)	$(198,580)

Weighted average shares of common stock (basic and diluted)	97,290,810	97,290,810

Income (loss) per share (basic and diluted)	Nil	Nil

BALANCE SHEET INFORMATION

	January 31, 2025	April 30, 2024
Working capital (deficit)	$(332,058)	$(249,436)
Total assets	700,888	686,541
Accumulated deficit	13,061,161	12,857,539
Stockholders’ equity	(260,991)	(57,369)

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

RESULTS OF OPERATIONS

	For the three months ended
	January 31, 2025	January 31, 2024	$ Change	Pct. Change

Pre-development expense	$2,646	$2,524	$122	4.8%
Legal and professional fees	17,756	11,657	6,099	52.3%
Management and administrative	20,252	22,170	(1,918)	(8.7)%
Interest expense	403	402	1	0.2%
Interest expense, related parties	13,667	11,549	2,118	18.3%
Total	$54,724	$48,302	$6,422	13.3%

	For the nine months ended
	January 31, 2025	January 31, 2024	$ Change	Pct. Change

Mineral exploration expense	$30,866	$25,896	$4,970	19.2%
Pre-development expense	5,169	13,004	(7,835)	(60.3)%
Legal and professional fees	69,053	65,574	3,479	5.3%
Management and administrative	58,423	62,597	(4,174)	(6.7)%
Interest expense	805	1,202	(397)	(33.0)%
Interest expense, related parties	39,306	30,307	8,999	29.7%
Total	$203,622	$198,580	$5,042	2.5%

The Company earned no operating revenue in 2025 or 2024 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended January 31, 2025 of $ 54,724  increased by $6,422 from the total 2024 net loss of $ 48,302.

Total net loss for the nine months ended January 31, 2025 of $203,622  increased by $5,042 from the total 2024 net loss of  $198,580.

Mineral exploration expense

	For the nine months ended
	January 31, 2025	January 31, 2024	$ Change	Pct. Change
Claims	30,866	25,896	4,970	19.2%
Total mineral exploration expense	$30,866	$25,896	$4,970	19.2%

Mineral exploration expense for the nine months ended January 31, 2025 of $30,866   increased  $4,970 from 2024 mineral exploration expense of $25,896.  Aside from annual claims payments, there was no additional mineral exploration expense for the nine months ended January 31, 2025 and 2024, respectively.  There were no exploration expenses for the three months ended  January 31, 2025 and 2024.

Pre-development expense

	For the three months ended
	January 31, 2025	January 31, 2024	$ Change	Pct. Change
Field expense	$2,646	$2,524	$122	4.8%
Total pre-development expense	$2,646	$2,524	$122	4.8%

	For the nine months ended
	January 31, 2025	January 31, 2024	$ Change	Pct. Change
Field expense	$5,169	$4,964	$205	4.1%
Permits and fees	-	300	(300)	(100.0)%
Water rights costs	-	7,740	(7,740)	(100.0)%
Total pre-development expense	$5,169	$13,004	$(7,835)	(60.3)%

Pre-development expense for the three months ended January 31, 2025 of $2,646 decreased $122 from 2024 pre-development expense of $2,524.

Pre-development expense for the nine months ended January 31, 2025 of $5,169  decreased  $7,835 from 2024 pre-development expense of $13,004.

Legal and professional fees

	For the three months ended
	January 31, 2025	January 31, 2024	$ Change	Pct. Change
Audit and accounting	$3,500	$6,825	$(3,325)	(48.7)%
Legal fees	325	244	81	33.2%
Public company expense	13,931	4,496	9,435	209.9%
Investor relations	-	92	(92)	(100.0)%
Total legal and professional fees	$17,756	$11,657	$6,099	52.3%

	For the nine months ended
	January 31, 2025	January 31, 2024	$ Change	Pct. Change
Audit and accounting	$31,090	$31,155	$(65)	(0.2)%
Legal fees	6,528	5,670	858	15.1%
Public company expense	31,357	28,501	2,856	10.0%
Investor relations	78	248	(170)	(68.5)%
Total legal and professional fees	$69,053	$65,574	$3,479	5.3%

There are no pending legal issues or contingencies as of January 31, 2025.

Legal and professional fees of $17,756 for the three months ended January 31, 2025   increased by $6,099 compared to the three months ended January 31, 2024 expense of $11,657. The increase is primarily related to timing of audit expense in 2024 and payment of semi-annual OTC Markets fees in January 2025.

Legal and professional fees of $69,053 for the nine months ended January 31, 2025   increased by $3,479 compared to the nine months ended January 31, 2024 expense of $65,574. The increase is primarily related to additional transfer agent fees incurred in 2025.

Management and administrative expense

	For the three months ended
	January 31, 2025	January 31, 2024	$ Change	Pct. Change
General administrative and insurance	$11,143	$13,615	$(2,472)	(18.2)%
Management fees and payroll	7,500	7,500	-	0.0%
Office and computer expense	1,054	957	97	10.1%
Travel	461	-	461	N/A
Telephone and utilities	94	98	(4)	(4.1)%
Total	$20,252	$22,170	$(1,918)	(8.7)%

	For the nine months ended
	January 31, 2025	January 31, 2024	$ Change	Pct. Change
General administrative and insurance	33,420	38,016	(4,596)	(12.1)%
Management fees and payroll	22,500	22,500	-	0.0%
Office and computer expense	1,757	1,793	(36)	(2.0)%
Travel	461	-	461	N/A
Telephone and utilities	285	288	(3)	(1.0)%
Total	$58,423	$62,597	$(4,174)	(6.7)%

Management fees were accrued during the three- and nine-months ended January 31, 2025  and 2024, but not paid.

Total management and administrative expense decreased by $1,918  for the three months ended January 31, 2025 to $20,252 compared to $22,170 for the three months ended January 31, 2024.  The change is primarily related to a decrease in general and administrative costs related to insurance.

Total management and administrative expense decreased by $4,174 for the nine months ended January 31, 2025 to $58,423 compared to $62,597 for the nine months ended January 31, 2024.  The change is primarily related to a decrease in general and administrative costs related to insurance.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	January 31, 2025	April 30, 2024
Current assets	$9,321	$6,974
Current liabilities	341,379	256,410
Working capital	$(332,058)	$(249,436)

CASH FLOWS

	Nine months ended
	January 31, 2025	January 31, 2024
Cash flow used by operating activities	$(117,237)	$(150,386)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	133,000	140,000
Net increase in cash during period	$3,763	$(22,386)

As of January 31, 2025, the Company had cash on hand of $8,931. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended January 31, 2025 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

For the three months ended January 31, 2025, the Company sold no common stock.

During the three months ended January 31, 2025, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

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

STAR GOLD CORP.

Date:	April 28, 2025	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	April 28, 2025		/s/ KELLY J. STOPHER
		By:	Kelly J. Stopher
Chief Financial Officer and Secretary
(Principal Financial Officer)