Form 10-K
period 2025-04-30
Star Gold Corp.
filed 2025-09-10
CIK 1401835

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2025

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

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2024 was $849,027.

As of September 9, 2025  there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

STAR GOLD CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED April 30, 2025

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending April 30, 2025. The following statements may be forward-looking in nature and actual results may differ materially.

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

During the fiscal year ended April 30, 2025, the Company had a net loss of $257,386  in connection with the maintenance and exploration of its mineral properties and the operation of the exploration business. The Company therefore expects to continue to incur significant losses into the foreseeable future. The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations. At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business. The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

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

Should the Company issue additional shares to finance its business activities, investors’ interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are outstanding 2,000,000 Common Share purchase warrants exercisable into 2,000,000 shares of common stock, 2,500,000 options granted that are exercisable into 2,500,000 shares of common stock, and $627,500 of promissory notes convertible to 31,681,653 shares of common stock.   If these are exercised or converted, these would represent approximately 27.1% of the Company’s then issued and outstanding shares. If all the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders. The dilution may result in a decline in the market price of the Company’s shares.

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

Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation SK, which first became applicable to us for the fiscal year ended April 30, 2022. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. You are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be made of  feasibility. Investors are cautioned not to assume that any part or all of the Inferred Resource exists or is economically or legally mineable. See Item 1A, Risk Factors.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 1C.	CYBERSECURITY.

The Company recognizes the critical importance of cybersecurity in safeguarding sensitive information, maintaining operational resilience and protecting stakeholders' interests. The Company currently manages cybersecurity risks by working with third-party IT consultants and utilizing basic security protocols.  Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to the best of their ability to ensure that potential cybersecurity risk exposures are monitored, putting in place reasonably appropriate mitigation measures and maintaining cybersecurity programs.  Our cybersecurity programs are under the direction of the CFO with assistance from the management team.  Any significant cyber incidents that they become aware of are reported to the board of directors.  The Board of Directors does not have a designated cybersecurity committee, but the Audit Committee  receives periodic updates on cybersecurity matters.  The Company has not experienced any material cybersecurity incidents to date and there are no material cybersecurity incidents discovered in 2025. Please refer to Item 1A: Risk factors for further insights into cyber attack-related risks.

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

A list of claims, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

	BLM Listed	NMC	Area
Claim Name	Owner	Number	(Acres)	Date Located	Renewal date
Morning Star	Roy Clifford et al	96719	20	7/1/1957	9/1/2025
Longstreet 11	Roy Clifford et al	164002	20	6/14/1980	9/1/2025
Longstreet 12	Roy Clifford et al	164003	20	6/14/1980	9/1/2025
Longstreet 14	Roy Clifford et al	164005	20	6/14/1980	9/1/2025
Longstreet 15	Roy Clifford et al	164006	20	6/14/1980	9/1/2025
Longstreet 1A	Great Basin Resources, Inc.	799562	20	1/22/1999	9/1/2025
Longstreet 2A	Great Basin Resources, Inc.	799563	20	1/22/1999	9/1/2025
Longstreet 3A	Great Basin Resources, Inc.	799564	20	1/22/1999	9/1/2025
Longstreet 6A	Great Basin Resources, Inc.	799565	20	1/22/1999	9/1/2025
Longstreet 7A	Great Basin Resources, Inc.	799566	20	1/22/1999	9/1/2025
Longstreet 8A	Great Basin Resources, Inc.	799567	20	1/22/1999	9/1/2025
Longstreet 9A	Great Basin Resources, Inc.	799568	20	1/22/1999	9/1/2025
Longstreet 16A	Great Basin Resources, Inc.	799569	20	1/22/1999	9/1/2025
Longstreet 13	Great Basin Resources, Inc.	799570	20	1/22/1999	9/1/2025
Longstreet 32	Great Basin Resources, Inc.	799571	20	1/22/1999	9/1/2025
Longstreet 34	Great Basin Resources, Inc.	799572	20	1/22/1999	9/1/2025
Longstreet 4A	Great Basin Resources, Inc.	836168	20	2/2/2002	9/1/2025
Longstreet 5A	Great Basin Resources, Inc.	836169	20	2/2/2002	9/1/2025
Longstreet 8	Great Basin Resources, Inc.	836170	20	2/2/2002	9/1/2025
Longstreet 10	Great Basin Resources, Inc.	836171	20	2/2/2002	9/1/2025
Longstreet 10A	Great Basin Resources, Inc.	836172	20	2/2/2002	9/1/2025
Longstreet 28	Great Basin Resources, Inc.	836173	20	2/2/2002	9/1/2025
Longstreet 30	Great Basin Resources, Inc.	836174	20	2/2/2002	9/1/2025
Longstreet 36	Great Basin Resources, Inc.	836175	20	2/2/2002	9/1/2025
Longstreet 37	Great Basin Resources, Inc.	836176	20	2/2/2002	9/1/2025
Longstreet 39	Great Basin Resources, Inc.	836177	20	2/2/2002	9/1/2025
Longstreet 41	Great Basin Resources, Inc.	836178	20	2/2/2002	9/1/2025
Longstreet 43	Great Basin Resources, Inc.	836179	20	2/2/2002	9/1/2025
Longstreet 45	Great Basin Resources, Inc.	836180	20	2/2/2002	9/1/2025
Longstreet 47	Great Basin Resources, Inc.	836181	20	2/2/2002	9/1/2025

	BLM Listed	NMC	Area
Claim Name	Owner	Number	(Acres)	Date Located	Renewal date
Longstreet 49	Great Basin Resources, Inc.	836182	20	2/2/2002	9/1/2025
Longstreet 101	Great Basin Resources, Inc.	836183	20	2/2/2002	9/1/2025
Longstreet 102	Great Basin Resources, Inc.	836184	20	2/2/2002	9/1/2025
Longstreet 103	Great Basin Resources, Inc.	836185	20	2/2/2002	9/1/2025
Longstreet 104	Great Basin Resources, Inc.	836186	20	2/2/2002	9/1/2025
Longstreet 105	Great Basin Resources, Inc.	836187	20	2/2/2002	9/1/2025
Longstreet 106	Great Basin Resources, Inc.	836188	20	2/2/2002	9/1/2025
Longstreet 107	Great Basin Resources, Inc.	836189	20	2/2/2002	9/1/2025
Longstreet 108	Great Basin Resources, Inc.	836190	20	2/2/2002	9/1/2025
Longstreet 12	Great Basin Resources, Inc.	843867	20	2/25/2003	9/1/2025
Longstreet 14	Great Basin Resources, Inc.	843868	20	2/25/2003	9/1/2025
Longstreet 16	Great Basin Resources, Inc.	843869	20	2/25/2003	9/1/2025
Longstreet 18	Great Basin Resources, Inc.	843870	20	2/25/2003	9/1/2025
Longstreet 20	Great Basin Resources, Inc.	843871	20	2/25/2003	9/1/2025
Longstreet 26	Great Basin Resources, Inc.	843872	20	2/25/2003	9/1/2025
Longstreet 42	Great Basin Resources, Inc.	843873	20	2/25/2003	9/1/2025
Longstreet 44	Great Basin Resources, Inc.	843874	20	2/25/2003	9/1/2025
Longstreet 46	Great Basin Resources, Inc.	843875	20	2/25/2003	9/1/2025
Longstreet 48	Great Basin Resources, Inc.	843876	20	2/25/2003	9/1/2025
Longstreet 50	Great Basin Resources, Inc.	843877	20	2/25/2003	9/1/2025
Longstreet 40	Great Basin Resources, Inc.	851568	20	2/25/2003	9/1/2025
Longstreet 118	Great Basin Resources, Inc.	851569	20	9/29/2003	9/1/2025
Longstreet 119	Great Basin Resources, Inc.	851570	20	9/29/2003	9/1/2025
Longstreet 120	Great Basin Resources, Inc.	851571	20	9/29/2003	9/1/2025
Longstreet 121	Great Basin Resources, Inc.	851572	20	9/29/2003	9/1/2025
Longstreet 122	Great Basin Resources, Inc.	851573	20	9/29/2003	9/1/2025
Longstreet 123	Great Basin Resources, Inc.	851574	20	9/29/2003	9/1/2025
Longstreet 124	Great Basin Resources, Inc.	851575	20	9/29/2003	9/1/2025
Longstreet 109	Great Basin Resources, Inc.	855021	20	2/25/2003	9/1/2025
Longstreet 110	Great Basin Resources, Inc.	855022	20	2/25/2003	9/1/2025
Longstreet 111	Great Basin Resources, Inc.	855023	20	2/25/2003	9/1/2025
Longstreet 112	Great Basin Resources, Inc.	855024	20	2/25/2003	9/1/2025
Longstreet 113	Great Basin Resources, Inc.	855025	20	2/25/2003	9/1/2025
Longstreet 114	Great Basin Resources, Inc.	855026	20	2/25/2003	9/1/2025
Longstreet 115	Great Basin Resources, Inc.	855027	20	2/25/2003	9/1/2025
Longstreet 56	Great Basin Resources, Inc.	1025831	20	7/9/2010	9/1/2025
Longstreet 57	Great Basin Resources, Inc.	1025832	20	7/9/2010	9/1/2025
Longstreet 58	Great Basin Resources, Inc.	1025833	20	7/9/2010	9/1/2025
Longstreet 59	Great Basin Resources, Inc.	1025834	20	7/9/2010	9/1/2025
Longstreet 60	Great Basin Resources, Inc.	1025835	20	7/9/2010	9/1/2025
Longstreet 61	Great Basin Resources, Inc.	1025836	20	7/9/2010	9/1/2025
Longstreet 62	Great Basin Resources, Inc.	1025837	20	7/9/2010	9/1/2025
Longstreet 63	Great Basin Resources, Inc.	1025838	20	7/9/2010	9/1/2025
Longstreet 64	Great Basin Resources, Inc.	1025839	20	7/9/2010	9/1/2025

	BLM Listed	NMC	Area
Claim Name	Owner	Number	(Acres)	Date Located	Renewal date
Longstreet 65	Great Basin Resources, Inc.	1025840	20	7/9/2010	9/1/2025
Longstreet 200	Great Basin Resources, Inc.	1073640	20	6/22/2012	9/1/2025
Longstreet 201	Great Basin Resources, Inc.	1073641	20	6/22/2012	9/1/2025
Longstreet 202	Great Basin Resources, Inc.	1073642	20	6/22/2012	9/1/2025
Longstreet 203	Great Basin Resources, Inc.	1073643	20	6/22/2012	9/1/2025
Longstreet 204	Great Basin Resources, Inc.	1073644	20	6/22/2012	9/1/2025
Longstreet 205	Great Basin Resources, Inc.	1073645	20	6/22/2012	9/1/2025
Longstreet 206	Great Basin Resources, Inc.	1073646	20	6/22/2012	9/1/2025
Longstreet 207	Great Basin Resources, Inc.	1073647	20	6/22/2012	9/1/2025
Longstreet 208	Great Basin Resources, Inc.	1073648	20	6/22/2012	9/1/2025
Longstreet 209	Great Basin Resources, Inc.	1073649	20	6/22/2012	9/1/2025
Longstreet 210	Great Basin Resources, Inc.	1073650	20	6/22/2012	9/1/2025
Longstreet 211	Great Basin Resources, Inc.	1073651	20	6/22/2012	9/1/2025
Longstreet 212	Great Basin Resources, Inc.	1073652	20	6/22/2012	9/1/2025
Longstreet 213	Great Basin Resources, Inc.	1073653	20	6/22/2012	9/1/2025
Longstreet 214	Great Basin Resources, Inc.	1073654	20	6/22/2012	9/1/2025
Longstreet 215	Great Basin Resources, Inc.	1073655	20	6/22/2012	9/1/2025
Longstreet 216	Great Basin Resources, Inc.	1073656	20	6/22/2012	9/1/2025
Longstreet 217	Great Basin Resources, Inc.	1073657	20	6/22/2012	9/1/2025
Longstreet 218	Great Basin Resources, Inc.	1073658	20	6/22/2012	9/1/2025
Longstreet 219	Great Basin Resources, Inc.	1073659	20	6/22/2012	9/1/2025
Longstreet 220	Great Basin Resources, Inc.	1073660	20	6/22/2012	9/1/2025
Longstreet 210	Great Basin Resources, Inc.	1073661	20	6/22/2012	9/1/2025
Longstreet 220	Great Basin Resources, Inc.	1073662	20	6/22/2012	9/1/2025
Longstreet 223	Great Basin Resources, Inc.	1073663	20	6/22/2012	9/1/2025
Longstreet 224	Great Basin Resources, Inc.	1073664	20	6/22/2012	9/1/2025
Longstreet 225	Great Basin Resources, Inc.	1073665	20	6/22/2012	9/1/2025
Longstreet 226	Great Basin Resources, Inc.	1073666	20	6/22/2012	9/1/2025
Longstreet 227	Great Basin Resources, Inc.	1073667	20	6/22/2012	9/1/2025
Longstreet 228	Great Basin Resources, Inc.	1073668	20	6/22/2012	9/1/2025
Longstreet 229	Great Basin Resources, Inc.	1073669	20	6/22/2012	9/1/2025
Longstreet 230	Great Basin Resources, Inc.	1073670	20	6/22/2012	9/1/2025
Longstreet 231	Great Basin Resources, Inc.	1073671	20	6/22/2012	9/1/2025
Longstreet 232	Great Basin Resources, Inc.	1073672	20	6/22/2012	9/1/2025
Longstreet 233	Great Basin Resources, Inc.	1073673	20	6/22/2012	9/1/2025
Longstreet 234	Great Basin Resources, Inc.	1073674	20	6/22/2012	9/1/2025
Longstreet 235	Great Basin Resources, Inc.	1073675	20	6/22/2012	9/1/2025
Longstreet 236	Great Basin Resources, Inc.	1073676	20	6/22/2012	9/1/2025
Longstreet 237	Great Basin Resources, Inc.	1073677	20	6/22/2012	9/1/2025
Longstreet 66	Great Basin Resources, Inc.	1080730	20	9/5/2012	9/1/2025
Longstreet 238	Great Basin Resources, Inc.	1080731	20	9/5/2012	9/1/2025
Longstreet 239	Great Basin Resources, Inc.	1080732	20	9/5/2012	9/1/2025
Longstreet 240	Great Basin Resources, Inc.	1080733	20	9/5/2012	9/1/2025
Longstreet 241	Great Basin Resources, Inc.	1080734	20	9/5/2012	9/1/2025

	BLM Listed	NMC	Area
Claim Name	Owner	Number	(Acres)	Date Located	Renewal date
Longstreet 242	Great Basin Resources, Inc.	1080735	20	9/5/2012	9/1/2025
Longstreet 243	Great Basin Resources, Inc.	1080736	20	9/5/2012	9/1/2025
Longstreet 244	Great Basin Resources, Inc.	1080737	20	9/5/2012	9/1/2025
Longstreet 245	Great Basin Resources, Inc.	1080738	20	9/5/2012	9/1/2025
Longstreet 246	Great Basin Resources, Inc.	1080739	20	9/5/2012	9/1/2025
Longstreet 247	Great Basin Resources, Inc.	1080740	20	9/5/2012	9/1/2025
Longstreet 248	Great Basin Resources, Inc.	1080741	20	9/5/2012	9/1/2025
Longstreet 301	Great Basin Resources, Inc.	1116062	20	10/21/2015	9/1/2025
Longstreet 302	Great Basin Resources, Inc.	1116063	20	10/21/2015	9/1/2025
Longstreet 303	Great Basin Resources, Inc.	1116064	20	10/21/2015	9/1/2025
Longstreet 304	Great Basin Resources, Inc.	1116065	20	10/22/2015	9/1/2025
Longstreet 305	Great Basin Resources, Inc.	1116066	20	10/23/2015	9/1/2025
Longstreet 306	Great Basin Resources, Inc.	1116067	20	10/23/2015	9/1/2025
Longstreet 307	Great Basin Resources, Inc.	1116068	20	10/24/2015	9/1/2025
Longstreet 308	Great Basin Resources, Inc.	1116069	20	10/25/2015	9/1/2025
Longstreet 309	Great Basin Resources, Inc.	1116070	20	10/26/2015	9/1/2025
Longstreet 310	Great Basin Resources, Inc.	1116071	20	10/26/2015	9/1/2025
Longstreet 311	Great Basin Resources, Inc.	1116072	20	10/26/2015	9/1/2025
Longstreet 312	Great Basin Resources, Inc.	1116073	20	10/27/2015	9/1/2025
Longstreet 313	Great Basin Resources, Inc.	1116074	20	10/20/2015	9/1/2025
Longstreet 314	Great Basin Resources, Inc.	1116075	20	10/20/2015	9/1/2025
Longstreet 315	Great Basin Resources, Inc.	1116076	20	10/20/2015	9/1/2025
Longstreet 316	Great Basin Resources, Inc.	1116077	20	10/20/2015	9/1/2025
Longstreet 317	Great Basin Resources, Inc.	1116078	20	10/20/2015	9/1/2025
			2,840

Star Gold must make annual claim filing fees ($200.00 per claim in 2024) with the Bureau of Land Management (BLM), and Nevada/Nye County claim filing fees of $12.00 per claim plus $12.00 for filing with the Nye County office at Tonopah, NV. The fiscal year ended April 30, 2025 annual claim payments totaled $30,866.

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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the year ended April 30, 2025, the Company’s exploration properties were not subject to regulation by the MSHA under the Mine Act.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

General

Star Gold Corp. authorized capital stock consists of 1,000,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of August 13, 2025, there were 97,290,810 shares of Star Gold Corp. common stock issued and outstanding. The Company has not issued any shares of preferred stock.

Market Information

The Company’s shares are quoted via the OTC:QB under the symbol “SRGZ.”

At August 13, 2025, the price per share quoted on the OTCQB was $0.015.

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

On March 22, 2024, the Company issued a convertible promissory note (the "March 22, 2024 Convertible Note")  with an principal amount of $20,000.  The note was issued to a related party entity, controlled by two members of the Board, totaling $20,000.   The  March 22, 2024 Convertible Note has a maturity date of March 22,2027 and accrues interest at 8% per annum. There are no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date. The notes and accrued interest are convertible into shares of common stock of the Company at the conversion price of $.0165 per share.

On June 26, 2024, the Company issued a convertible promissory note (the "June 26, 2024 Convertible Note") with an principal amount of $40,000.  The note was issued to a related party entity, controlled by two members of the Board, totaling $40,000.   The  June 26, 2024 Convertible Note has a maturity date of June  26, 2027 and accrues interest at 8% per annum. There are no required periodic payments due under the Notes and the entire amount of accrued interest and unpaid principal is due and payable on the Maturity Date. The notes and accrued interest are convertible into shares of common stock of the Company at the conversion price of $.0190 per share.

For the year ended April 30, 2025, the Company sold no common stock.

All unregistered sales of equity securities during the period covered by this Annual Report were previously disclosed in the Company’s Current Reports on Form 8-K and its Quarterly Reports on Form 10-Q.

During the fiscal year ended April 30, 2025, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the year ended
	April 30, 2025	April 30, 2024
Revenues	$-	$-
Total operating expenses	203,028	194,503
Loss from operations	(203,028)	(194,503)
Other income (expense)	(54,358)	(43,208)
NET LOSS	$(257,386)	$(237,711)

Weighted average shares of common stock (basic and diluted)	97,290,810	97,290,810

Income (loss) per share (basic and diluted)	Nil	Nil

Balance Sheet Information:

	April 30, 2025	April 30, 2024
Working capital	$(670,822)	$(264,436)
Total assets	707,358	686,541
Accumulated deficit	13,114,925	12,857,539
Stockholders’ equity	(314,755)	(57,369)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For the fiscal year ending April 30, 2026, the Company plans to commence the following activities as it prepares to draft its Environmental Impact Statement (“EIS”) on the Longstreet Project:

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

RESULTS OF OPERATIONS

	For the years ended April 30,
	2025	2024	$ Change	% Change
Mineral exploration expense	$30,866	$25,896	$4,970	19.2%
Pre-development expense	8,794	13,004	(4,210)	(32.4)%
Legal and professional fees	85,316	76,501	8,815	11.5%
Management and administrative	78,052	79,102	(1,050)	(1.3)%
Interest expense	805	1,467	(662)	(45.1)%
Interest expense, related party	53,553	41,744	11,809	28.3%
Interest (income)	-	(3)	3	(100.0)%
NET LOSS	$257,386	$237,711	$19,675	8.3%

The Company earned no operating revenue in 2025 or 2024 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the year ended April 30, 2025 of $257,386 increased by $19,675 from the 2024 total net loss of $237,711.

Mineral exploration expense

	For the years ended April 30,
	2025	2024	$ Change	% Change
Claims	30,866	25,896	4,970	19.2%
Total mineral exploration expense	30,866	25,896	$4,970	19.2%

Mineral exploration expense for the year ended April 30, 2025 was $30,866  which was an increase of $4,970  above the 2024 mineral exploration expense of $25,896. Aside from annual claims payments, there was no additional mineral exploration expense for the year ended April 30, 2025 and 2024, respectively.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit to construct a mine at the Longstreet site.

Pre-development expense

	For the years ended April 30,
	2025	2024	$ Change	% Change
Field expense	$5,169	$4,964	$205	4.1%
Permits and fees	-	300	(300)	(100.0)%
Technical consultants	3,625	-	3,625	N/A
Water rights costs	-	7,740	(7,740)	(100.0)%
Total pre-development expense	$8,794	$13,004	$(4,210)	(32.4)%

Pre-development expense for the year ended April 30, 2025 was $8,794 , a decrease of  $4,210 from 2024 pre-development expense of $13,004.

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

Legal and professional fees

	For the years ended April 30,
	2025	2024	$ Change	% Change
Audit and accounting	$34,590	$34,655	$(65)	(0.2)%
Legal fees	12,261	7,018	5,243	74.7%
Public company expense	38,387	34,501	3,886	11.3%
Investor relations	78	327	(249)	(76.1)%
Total legal and professional fees	$85,316	$76,501	$8,815	11.5%

Audit and accounting fees for the year ended April 30, 2025 decreased by $65 compared to the year ended April 30, 2024.

Legal fees increased $5,243 from $7,018 for the year ended April 30, 2024 to $12,261 for the year ended April 30, 2025. The increase in legal fees for the year ended April 30, 2025 was due to an increased need for legal services related to compliance, property transfer and corporate transaction matters. There are no pending legal issues or contingencies as of April 30, 2025.

Public company expense increased $3,886 due to increase in filing fees and software requirements.

Management and administrative expense

	For the years ended April 30,
	2025	2024	$ Change	% Change
Auto and travel	$3,959	$-	$3,959	N/A
General administrative and insurance	41,279	46,378	(5,099)	(11.0)%
Management fees and payroll	30,000	30,000	-	0.0%
Office and computer expense	2,435	2,338	97	4.1%
Telephone and utilities	379	386	(7)	(1.8)%
Total management and administrative	$78,052	$79,102	$(1,050)	(1.3)%

Total management and administrative expense decreased $1,050 for the year ended April 30, 2025 to $78,052 compared to $79,102 for the year ended April 30, 2024.

Management fees remained the same at $30,000.  No fees were paid in cash as all were accrued during the years ended April 30, 2025 and 2024.

LIQUIDITY AND FINANCIAL CONDITION

	April 30, 2025	April 30, 2024
WORKING CAPITAL
Current assets	$15,791	$6,974
Current liabilities	686,613	271,410
Working capital	$(670,822)	$(264,436)

	For the year ended
	April 30, 2025	April 30, 2024
CASH FLOWS
Cash flow used by operating activities	$(157,294)	$(176,337)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	175,500	160,000
Net change in cash during period	$6,206	$(28,337)

As of April 30, 2025, the Company had cash on hand of $11,374. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of April 30, 2025, including:

34	Report of Independent Registered Public Accounting Firm (PCAOB ID:444);
35	Balance Sheets as of April 30, 2025 and 2024;
36	Statements of Operations for the years ended April 30, 2025 and 2024;
37	Statement of Changes in Stockholders’ Equity for the years ended April 30, 2025 and 2024;
38	Statements of Cash Flows for the years ended April 30, 2025 and 2024;
39	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Star Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Star Gold Corp. (“the Company”) as of April 30, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

September 8, 2025

STAR GOLD CORP.

BALANCE SHEETS

	April 30, 2025	April 30, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,374	$5,168
Other current assets (NOTE 5)	4,417	1,806
TOTAL CURRENT ASSETS	15,791	6,974
MINING INTEREST (NOTE 4)	602,167	590,167
RECLAMATION BOND	89,400	89,400

TOTAL ASSETS	$707,358	$686,541

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$88,606	$39,458
Accrued interest, related parties	120,507	66,952
Current portion, promissory notes, related party	15,000	15,000
Current portion, convertible promissory notes, related parties	462,500	150,000
TOTAL CURRENT LIABILITIES	686,613	271,410
LONG TERM LIABILITIES:
PROMISSORY NOTE, RELATED PARTY, net of current portion (NOTE 7)	170,500	50,000
CONVERTIBLE PROMISSORY NOTES, RELATED PARTIES, net of current portion (NOTE 7)	165,000	422,500

TOTAL LIABILITIES	1,022,113	743,910

COMMITMENTS AND CONTINGENCIES (NOTES 4 and 7)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 1,000,000,000 shares authorized; 97,290,810 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,702,879	12,702,879
Accumulated deficit	(13,114,925)	(12,857,539)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(314,755)	(57,369)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$707,358	$686,541

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS

	For the years ended
	April 30, 2025	April 30, 2024
OPERATING EXPENSE
Mineral exploration expense	$30,866	$25,896
Pre-development expense	8,794	13,004
Legal and professional fees	85,316	76,501
Management and administrative	78,052	79,102
TOTAL OPERATING EXPENSES	203,028	194,503
LOSS FROM OPERATIONS	(203,028)	(194,503)
OTHER INCOME (EXPENSE)
Interest income	-	3
Interest expense	(805)	(1,467)
Interest expense, related party	(53,553)	(41,744)
TOTAL OTHER INCOME (EXPENSE)	(54,358)	(43,208)
NET LOSS BEFORE INCOME TAXES	(257,386)	(237,711)
Provision (benefit) for income tax	-	-
NET LOSS	$(257,386)	$(237,711)
Basic and diluted loss per share	Nil	Nil
Basic and diluted weighted average number shares outstanding	97,290,810	97,290,810

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended April 30, 2025 and 2024

	Common stock				Total
	Shares	Par Value	Additional	Accumulated	Stockholders’
	Issued	$0.001 per share	Paid-in Capital	Deficit	Equity (Deficit)

BALANCE, April 30, 2023	97,290,810	$97,291	$12,702,879	$(12,619,828)	$180,342
Net loss	-	-	-	(237,711)	(237,711)
BALANCE, April 30, 2024	97,290,810	97,291	12,702,879	(12,857,539)	(57,369)
Net loss	-	-	-	(257,386)	(257,386)
BALANCE, April 30, 2025	97,290,810	$97,291	$12,702,879	$(13,114,925)	$(314,755)

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS

	For the years ended
	April 30, 2025	April 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(257,386)	$(237,711)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Other current assets	(2,611)	9,412
Accounts payable and accrued liabilities	49,148	10,218
Accrued interest, related parties	53,555	41,744
Net cash used by operating activities	(157,294)	(176,337)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes, related parties	135,500	55,000
Proceeds from convertible promissory notes, related parties	40,000	125,000
Repayment of promissory notes, related parties	-	(20,000)
Net cash provided by financing activities	175,500	160,000
Net increase (decrease) in cash and cash equivalents	6,206	(28,337)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,168	33,505

CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,374	$5,168

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$805	$1,467

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2025

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of April 30, 2025, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying balance sheets of April 30, 2025, the Company has an accumulated deficit of $13,114,925. On April 30, 2025, the Company’s working capital deficit was $670,822. The lack of sufficient working capital to meet current obligations, continuing losses and ongoing cash used by operating activity raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will be dependent upon the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

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
APRIL 30, 2025

Reclamation bond

The Reclamation bond constitutes cash held as collateral for the faithful performance of the bond securing exploration permits and are accounted for on a cost basis.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, reclamation bond, promissory note-related party and convertible promissory notes – related parties.

Cash and cash equivalents, reclamation bonds and promissory note – related party are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at April 30, 2025.

The fair value of convertible promissory notes at April 30, 2025 was $957,197 based on the closing price of the Company’s common stock and the number of shares into which outstanding convertible notes can be converted.

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

At April 30, 2025 and 2024, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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
APRIL 30, 2025

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

Segment reporting

The Company operates as a single operating segment in accordance with FASB ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. All financial information is presented on a consolidated basis and reviewed by the Company’s Chairman of the Board as the Chief Operating Decision Maker (CODM). The CODM uses net loss, as presented in the statement of operations, to assess segment performance and allocate resources. The measure of segment assets is reported on the balance sheet as total assets.

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

Reclassifications

Certain reclassifications have been made to the 2024 financial statements in order to conform to the 2025 presentation. These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2025

New Accounting Pronouncements

Accounting Standards Updates Adopted

The Company has adopted Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This amended guidance applies to all public entities and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, to enable investors to develop more decision-useful financial analyses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance which resulted in additional required disclosures included in our consolidated financial statements for the year ended April 30, 2025 and segment disclosure for the comparative year ended April 30, 2024 were modified retrospectively to include the new requirements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. The Company does not anticipate early adoption.  The Company is evaluating the new guidance and has not yet determined the impact of ASU 2023-05 on its consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted.  The Company is evaluating this update and has not yet determined the impact of this update on our financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine the impact on its financial statements and disclosures.

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

The outstanding securities at  April 30, 2025 and 2024 that could have a dilutive effect are as follows:

	April 30, 2025	April 30, 2024
Stock options	2,500,000	3,435,000
Convertible promissory notes and accrued interest, related parties	31,681,653	27,529,556
Warrants	2,000,000	2,000,000

TOTAL POSSIBLE DILUTIVE SHARES	36,181,653	32,964,556

For the years ended April 30, 2025 and 2024, respectively, the effect of the Company’s outstanding stock options, warrants and convertible promissory notes, related parties and associated accrued interest would have been anti-dilutive and are excluded in the calculation of diluted EPS.

NOTE 4–MINING INTEREST

The following is a summary of the Company’s mining interest at April 30, 2025 and April 30, 2024.

	April 30, 2025	April 30, 2024
Mining interest - Longstreet	$602,167	$590,167

TOTAL MINING INTEREST	$602,167	$590,167

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2025

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

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the years ended April 30, 2025 and 2024, respectively, the Company paid the annual $12,000 advance royalty on the Longstreet Property.

At  April 30, 2025 and 2024, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5 –OTHER CURRENT ASSETS

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2025

The following is a summary of the Company’s Other Current Assets at April 30, 2025 and 2024:

	April 30, 2025	April 30, 2024
Prepaid insurance	$4,417	$1,806
Total	$4,417	$1,806

NOTE 6 - INCOME TAXES

There was no income tax provision (benefit) for the years ended April 30, 2025 and 2024. The components of the Company’s net deferred tax assets are as follows:

	April 30, 2025	April 30, 2024
Deferred tax asset
Net operating loss carryforward	$2,177,800	$2,092,500
Stock-based compensation	38,000	45,600
Equipment and mining interests	118,200	138,100
Other	2,800	2,800
Total deferred tax assets	2,336,800	2,279,000
Valuation allowance	(2,336,800)	(2,279,000)
NET DEFERRED TAX ASSETS	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at April 30, 2025 and 2024.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2025

A reconciliation between the statutory federal income tax rate and the Company’s tax provision (benefit) is as follows:

	April 30, 2025		April 30, 2024
Amount computed using the statutory rate	$(54,000)	(21)%	$(49,900)	(21)%
Effect of state taxes	(11,600)	(5)%	(11,000)	(5)%
Expiration of stock options in prior years	200	1%	-	0%
Effect of state tax rate change	7,600	3%	7,000	3%
Impact of change in estimates	-	0%	(97,700)	(41)%
Change in valuation allowance	57,800	22%	151,600	64%
TOTAL INCOME TAX PROVISION (BENEFIT)	$-	-%	$-	-%

At April 30, 2025, the Company had federal and state net operating loss carry forwards of approximately $8,540,000 , of which $4,845,000 expires between 2027 and 2039.  The remaining balance of approximately $3,695,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and penalties within operating expenses. The Company’s federal income tax returns for fiscal years 2022 through 2024 remain open and subject to examination. Tax attributes from prior years can be adjusted during an IRS audit.

NOTE 7– RELATED PARTY TRANSACTIONS

The following is a summary of the Company's promissory notes, related parties and convertible promissory notes, related parties as of  April 30, 2025:

Maturity date	Interest rate	Conversion price per share	Shares (if converted)	Principal amount	Accrued interest	Total
Promissory notes, related parties
March 31, 2024	8%	-	-	$-	852	852
March 24, 2026	8%	-	-	15,000	2,396	17,396
August 24, 2026	8%	-	-	35,000	4,718	39,718
August 5, 2026	8%	-	-	5,000	294	5,294
August 12, 2026	8%	-	-	35,000	2,002	37,002
September 10, 2027	8%	-	-	15,000	763	15,763
October 29, 2027	8%	-	-	14,000	562	14,562
December 4, 2027	8%	-	-	3,000	97	3,097
January 2, 2028	8%	-	-	6,000	155	6,155
January 29, 2028	8%	-	-	15,000	299	15,299
February 19, 2028	8%	-	-	15,000	227	15,227
April 1, 2028	8%	-	-	5,000	32	5,032
April 16, 2028	8%	-	-	15,000	46	15,046
April 24, 2028	8%	-	-	7,500	10	7,510
				$185,500	$12,453	$197,953
Convertible promissory notes, related parties
April 30, 2025	5%	$0.05	3,512,460	150,000	25,623	175,623
April 14, 2026	8%	0.02	15,820,150	260,000	56,403	316,403
April 14, 2026	8%	0.02	3,054,800	52,500	8,596	61,096
October 24, 2026	8%	0.0206	816,408	15,000	1,818	16,818
October 24, 2026	8%	0.0206	4,905,194	90,000	11,047	101,047
March 22, 2027	8%	0.0165	1,325,273	20,000	1,867	21,867
June 26, 2027	8%	0.0190	2,247,368	40,000	2,700	42,700
			31,681,653	$627,500	$108,054	$735,554

The following is a summary of the Company's promissory notes, related parties and convertible promissory notes, related parties as of April 30, 2024:

Maturity date	Interest rate	Conversion price per share	Shares (if converted)	Principal amount	Accrued interest	Total
Promissory notes, related parties
March 31, 2024	8%	-	-	$-	$852	$852
June 28, 2025	8%	-	-	15,000	1,328	16,328
August 24, 2024	8%	-	-	35,000	1,918	36,918
			-	$50,000	$4,098	$54,098
Convertible promissory notes, related parties
April 30, 2025	5%	$0.05	3,362,466	150,000	18,123	168,123
April 14, 2026	8%	0.02	14,780,164	260,000	35,603	295,603
April 14, 2026	8%	0.02	2,844,781	52,500	4,396	56,896
October 24, 2026	8%	0.0206	758,159	15,000	618	15,618
October 24, 2026	8%	0.0206	4,555,659	90,000	3,847	93,847
March 22, 2027	8%	0.0165	1,228,327	20,000	267	20,267
			27,529,556	$587,500	$62,854	$650,354

For the years ended April 30, 2025 and 2024, the Company recognized interest expense, related parties of $53,553 and $41,744,  respectively.   At April 30, 2025 and April 30, 2024, the balance of accrued interest due to related parties is $120,507 and $66,952, respectively.

The Company is currently in default of convertible promissory notes due to various officers and directors dated November 30, 2021 in the aggregate amount of $150,000.   The Company is negotiating an extended maturity date on the notes.

For the years ended April 30, 2025 and April 30, 2024, the Company recognized $30,000 and $30,000, respectively, in management and administrative expense for professional services provided by a related party.

NOTE 8 – STOCKHOLDERS’ EQUITY

For the years ended April 30, 2025 and 2024, the Company did not issue any shares of its common stock.

NOTE 9 – WARRANTS

On October 31, 2021, the Company granted 2,000,000 warrants to purchase common stock in lieu of cash payment for future services. The warrants have an exercise price of $0.0442. The expiration date of the warrants is October 31, 2026.

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2025

The composition of the Company’s warrants outstanding at April 30, 2025 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
October 31, 2021	October 31, 2026	2,000,000	$0.0442	1.50
		2,000,000	$0.0442	1.50

NOTE 10 - STOCK OPTIONS

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
APRIL 30, 2025

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

No options were issued under the Stock Option Plan during the years ended April 30, 2025 and 2024.

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of April 30, 2025 and April 30, 2024, respectively, there was no unrecognized compensation cost related to stock-based options and awards.

The following table summarizes additional information about the options under the Company’s 2011 Plan as of April 30, 2025:

	Options outstanding and exercisable
Date of Grant	Shares	Price	Remaining Term (years)
April 30, 2022	2,500,000	0.06	1.00

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

		Weighted Average
	All options	Exercise Price
Balance outstanding at April 30, 2023 and 2024	3,435,000	$0.055
Expired or forfeited	(935,000)	$(0.04)
Balance outstanding at April 30, 2025	2,500,000	$0.06

STAR GOLD CORP.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2025

The aggregate intrinsic value of all options vested and exercisable at April 30, 2025, was $Nil based on the Company’s closing price of $0.0354 per common share at April 30, 2025. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 11 - SUBSEQUENT EVENTS

On May 29, June 30, and August 12, 2025, the Company entered into a series of promissory notes with the Chairman of the Board  of Directors with an aggregate amount of $60,000.  The promissory notes have maturity dates of three years from the effective date.  The notes accrue interest at 8% per annum.

On May 29, June 12, June 26, and August 7, 2025, the Company entered into a series of promissory notes with a member of the Board  of Directors with an aggregate amount of $38,000.  The promissory notes have  maturity dates of three years from the effective date.  The notes accrue interest at 8% per annum.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended April 30, 2025 and 2024 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the years ended April 30, 2025 and 2024, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2025, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of April 30, 2025, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	63	Chairman of the Board
David Segelov	58	President and Director
Kelly Stopher	62	Chief Financial Officer and Corporate Secretary/Treasurer
Paul Coombs	53	Director
Thomas Power	62	Director

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based on the Company’s review it believes that all required reports of Reporting Persons were filed for the year ended April 30, 2025.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company’s named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2025:

Non-Qualified
					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation	All other
	Salary	Bonus (a)	Awards	Awards	Compensation	Earnings	compensation	Total
(amounts in dollars)
Lindsay Gorrill, Chairman
2025	$-	$-	$-	$-	$-	$-	$-	$-
2024	-	-	-	-	-	-	-	-
2023	-	-	-	-	-	-	-	-
David Segelov, President and director
2025	$-	$-	$-	$-	$-	$-	$-	$-
2024	-	-	-	-	-	-	-	-
2023	-	-	-	-	-	-	-	-
Kelly Stopher, Chief Financial Officer
2025	$-	$-	$-	$-	$-	$-	$ 30,000 (a)	$30,000
2024	-	-	-	-	-	-	30,000 (a)	30,000
2023	-	-	-	-	-	-	30,000 (a)	30,000
Ronald Nilson, Director (former)
2023	-	-	-	-	-	-	-	-
Paul Coombs, Director
2025	$-	$-	$-	$-	$-	$-	$-	$-
2024	-	-	-	-	-	-	-	-
2023	-	-	-	-	-	-	-	-
Thomas Power, Director
2025	$-	$-	$-	$-	$-	$-	$-	$-
2024	-	-	-	-	-	-	-	-
2023	-	-	-	-	-	-	-	-

(a)

Mr. Stopher provides all services typical of an accounting department for a small company. Mr. Stopher’s firm, Palouse Advisory Partners, LLC, is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2025 the Company did not have any outstanding equity awards.

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

		Amount and
	Name and Address of	Nature of Beneficial		Percentage of
Title of Class	Beneficial Owner	Ownership		Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Lindsay Gorrill	46,999,462	(1) (2)	37.6%	(2)
	Coeur d’Alene, ID (Chairman)
Common stock	David Segelov	2,365,226		2.4%	(3)
	Bergenfield, NJ (President and Director)
Common stock	Kelly Stopher	3,492,137		3.5%	(4)
	Spokane, WA (Chief Financial Officer)
Common stock	Thomas Power	7,364,932		7.5%	(6)
	Henderson, NV (Director)
Common stock	Paul Coombs	3,845,293		3.9%	(7)
	St. Johns, Newfoundland, Canada
Common stock	All Directors and Officers as a Group	64,067,050		48.5%	(8)

(1)

Includes 19,316,222 common shares held directly by Chairman of the Board of Directors (Direct ownership) of which 3,441,779 common shares are held by the spouse of the Chairman of the Board of Directors; Mr. Gorrill has a convertible promissory note, convertible to 994,077 shares of common stock;  also includes convertible promissory note owned by an entity in which Gorrill and Coombs are control parties, convertible to 26,189,163 shares of common stock.

(2)	Gorrill: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 46,999,462/(97,290,810+500,000+27,183,240) = 37.6%

(3)	Segelov: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 2,365,226/(97,290,810+500,000+994,077) = 2,4%

(4)	Stopher: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 3,492,137/(97,290,810+500,000+2,287,056) = 3.5%

(6)	Power: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 7,364,932/(97,290,810+500,000+739,932) = 7.5%

(7)	Coombs: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 3,845,293/(97,290,81+500,000+994,077) = 3.9%

(8)	All officers and directors: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 64,067,050/(97,290,810+2,500,000+32,198,381) = 48.5%

		Amount and Nature of	Percentage of
5% STOCKHOLDERS		Beneficial Ownership	Common Stock
Common stock	Lindsay Gorrill, Coeur d’Alene, ID	4,699,462	37.6%

Common stock	Thomas Power, Henderson, NV	7,364,932	7.5%

Notes: Based on 97,290,810 shares of the Company’s common stock issued and outstanding as of July 20, 2023, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2025.

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

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended April 30, 2025 and 2024, for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the years ended April 30,
	2025	2024
Audit fees	$34,500	$31,500
Tax fees	-	3,200
Total audit fees	$34,500	$34,700

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

10.3	Property Option Agreement dated January 15, 2010 between Minquest, Inc., and Star Gold Corp.(3)

10.4	Amendment to Longstreet Property Option Agreement dated December 10, 2014 between Minquest, Inc. and Star Gold Corp.(3)

10.5	Amendment to Longstreet Property Option Agreement dated January 5, 2016 between Minquest, Inc. and Star Gold Corp.(3)

10.6	Option and Lease of Water Rights Agreement dated January 19, 2017 between Stone Cabin Company, LLC and Star Gold Corp.(3)

10.7	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.(4)

10.8	2019 Amendment to Longstreet Property Option Agreement(5)

10.9	Gorrill Consulting Agreement(6)

10.10	Segelov Consulting Agreement(6)

10.11	Stopher Consulting Agreement(6)

10.12	Coombs Consulting Agreement(6)

10.13	Gorrill Convertible Note(10)

10.14	Segelov Convertible Note(10)

10.15	Stopher Convertible Note(10)

10.16	Coombs Convertible Note(10)

14.1	Code of Ethics.(2)

99.1	Shareholder Letter January 23, 2017(7)

99.2	Shareholder Letter March 20, 2018(8)

99.3	Longstreet Property Press Release August 14, 2019(5)

99.4	Shareholder Letter September 10, 2019(9)

Exhibit
Number	Description of Exhibits

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.

(2)	Filed with the SEC on February 02, 2012 as an exhibit to Form 8-K.

(3)	Filed with the SEC, on July 22, 2019, as an exhibit to Form 10-K.

(4)	Filed with the SEC, on August 25, 2017, as an exhibit to Form 8-K.

(5)	Filed with the SEC, on August 14, 2019, as an exhibit to Form 8-K.

(6)	Filed with the SEC, on May 6, 2021, as an exhibit to Form 8-K.

(7)	Filed with the SEC, on January 25, 2017, as an exhibit to Form 8-K.

(8)	Filed with the SEC, on March 21, 2018, as an exhibit to Form 8-K.

(9)	Filed with the SEC, on September 11, 2019, as an exhibit to Form 8-K.

(10)	Filed with the SEC, on December 15, 2021, as an exhibit to Form 10-Q.

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

STAR GOLD CORP.

Date:	September 9, 2025		/s/ DAVID SEGELOV

		By:	David Segelov
President and Director
(Principal Executive Officer)

Date:	September 9, 2025		/s/ KELLY J. STOPHER

		By:	Kelly J. Stopher
Chief Financial Officer and Corporate Secretary/Treasurer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 9, 2025	By:	/s/ LINDSAY E. GORRILL
Lindsay E. Gorrill
Director

Date:	September 9, 2025		/s/ DAVID SEGELOV
		By:	David Segelov
Director

Date:	September 9, 2025		/s/ THOMAS J. POWER
		By:	Thomas J. Power
Director

Date:	September 9, 2025		/s/ PAUL B. COOMBS
		By:	Paul B Coombs
Director