Form 10-Q
period 2025-07-31
Star Gold Corp.
filed 2025-10-30
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2025

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52711

STAR GOLD CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
174 E Neider Ave, #122 Coeur d’Alene, Idaho (Address of principal executive office)	83815 (Postal Code)

(208) 664-5066 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares	SRGZ	OTCQB

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 16th , 2025 there were 97,290,810 shares of registrant’s common stock, $0.01 par value, issued and outstanding.

Contents

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	July 31, 2025	April 30, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,967	$11,374
Other current assets	3,158	4,417
TOTAL CURRENT ASSETS	14,125	15,791
MINING INTEREST (NOTE 4)	614,167	602,167
RECLAMATION BOND (NOTE 4)	89,400	89,400
TOTAL ASSETS	$717,692	$707,358
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$145,592	$88,606
Accrued interest, related parties	136,239	120,507
Current portion, promissory notes, related parties	15,000	15,000
Current portion, convertible promissory notes, related parties	462,500	462,500
TOTAL CURRENT LIABILITIES	759,331	686,613
LONG TERM LIABILITIES:
PROMISSORY NOTES, RELATED PARTIES (NOTE 5)	238,500	170,500
CONVERTIBLE PROMISSORY NOTES, RELATED PARTIES (NOTE 5)	165,000	165,000

TOTAL LIABILITIES	1,162,831	1,022,113
COMMITMENTS AND CONTINGENCIES (NOTES 4 and 5)	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 1,000,000,000 shares authorized; 97,290,810 shares issued and outstanding	97,291	97,291
Additional paid-in capital	12,702,879	12,702,879
Accumulated deficit	(13,245,309)	(13,114,925)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(445,139)	(314,755)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$717,692	$707,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended July 31,
	2025	2024
OPERATING EXPENSES
Mineral exploration expense	$30,866	$33,389
Pre-development expense	13,989	-
Legal and professional fees	42,366	34,664
Management and administrative	27,429	19,256
TOTAL OPERATING EXPENSES	114,650	87,309
LOSS FROM OPERATIONS	(114,650)	(87,309)
OTHER INCOME (EXPENSE)
Interest expense, related parties	(15,734)	(12,128)
TOTAL OTHER INCOME (EXPENSE)	(15,734)	(12,128)
NET LOSS BEFORE INCOME TAXES	(130,384)	(99,437)
Provision for income taxes	-	-
NET LOSS	$(130,384)	$(99,437)
Basic and diluted loss per share	$Nil	$Nil
Basic and diluted weighted average number shares outstanding	97,290,810	97,290,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For the three months ended July 31, 2025 and 2024

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in	Accumulated	Stockholders’
	Issued	$.001 per share	Capital	Deficit	Equity (Deficit)
BALANCE, April 30, 2024	97,290,810	$97,291	$12,702,879	$(12,857,539)	$(57,369)
Net loss	-	-	-	(99,437)	(99,437)
BALANCE, July 31, 2024	97,290,810	97,291	$12,702,879	$(12,956,976)	$(156,806)

BALANCE, April 30, 2025	97,290,810	$97,291	$12,702,879	$(13,114,925)	$(314,755)
Net loss	-	-	-	(130,384)	(130,384)
BALANCE, July 31, 2025	97,290,810	97,291	$12,702,879	$(13,245,309)	$(445,139)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	July 31, 2025	July 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,384)	$(99,437)
Changes in operating assets and liabilities:
Other current assets	1,259	472
Accounts payable and accrued liabilities	56,986	68,069
Accrued interest, related parties	15,732	12,128
Net cash used by operating activities	(56,407)	(18,768)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes payable, related parties	68,000	40,000
Net cash provided by financing activities	68,000	40,000
Net increase (decrease) in cash and cash equivalents	(407)	9,232
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,374	5,168
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,967	$14,400

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2025

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at  April 30, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three-month period ended  July 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2026.

These unaudited condensed interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2025 filed with the Securities and Exchange Commission on September 10, 2025.

The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of July 31, 2025, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed balance sheet as of July 31, 2025, the Company has an accumulated deficit of $13,245,309.  On  July 31, 2025, the Company's working capital deficit was $745,206. The lack of sufficient working capital to meet current obligations, continuing losses and ongoing cash used by operating activities raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will depend on the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, reclamation bonds, promissory notes related parties and convertible promissory notes, related parties.

Cash and cash equivalents, reclamation bonds, promissory notes, related parties and convertible promissory notes, related parties are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at July 31, 2025.

New Accounting Pronouncements

Accounting Standards Updates Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The Company adopted this update on May 1, 2025. The adoption is not expected to have a significant impact on our financial statements and disclosures.

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

The outstanding securities on  July 31, 2025 and 2024 that could have a dilutive effect are as follows:

	July 31, 2025	July 31, 2024
Stock options	2,500,000	3,435,000
Convertible promissory notes and accrued interest, related parties	32,198,382	30,131,043
Warrants	2,000,000	2,000,000
Total Possible Dilution	36,698,382	35,566,043

For the three-months ended July 31, 2025 and 2024, respectively, the effect of the Company’s outstanding stock options, convertible promissory notes and accrued interest, related parties and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4 –MINING INTEREST

The following is a summary of the Company’s equipment and mining interest on  July 31, 2025 and April 30, 2025.

	July 31, 2025	April 30, 2025
Mining interest - Longstreet	614,167	602,167
Total	$614,167	$602,167

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

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the three months ended July 31, 2025 and 2024, respectively, the Company paid the annual $12,000 advance royalty on the Longstreet Property.

At July 31, 2025 and April 30, 2025, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5– RELATED PARTY TRANSACTIONS

The following is a summary of the Company's Promissory notes, related parties and convertible promissory notes, related parties as of  July 31, 2025:

The Company negotiated to extend the maturity date of convertible promissory notes due to various officers and directors dated November 30, 2021, in the aggregate amount of $150,000, to April 30, 2026].

On May 29, 2025, The Company entered into a promissory note with the Company’s President in the amount of $5,000. The promissory note has a maturity date of May 29, 2028. The note accrues interest at 8% per annum.

On May 29, 2025, The Company entered into a promissory note with the Chief Financial Officer/Chairman of the board in the amount of $5,000. The promissory note has a maturity date of May 29, 2028. The note accrues interest at 8% per annum.

On June 12, 2025, The Company entered into a promissory note with the Company’s President in the amount of $5,000. The promissory note has a maturity date of June 12, 2028. The note accrues interest at 8% per annum.

On June 26, 2025, The Company entered into a promissory note with the Company’s President in the amount of $18,000. The promissory note has a maturity date of June 26, 2028. The note accrues interest at 8% per annum.

On June 30, 2025, The Company entered into a promissory note with the Chief Financial Officer/Chairman of the board in the amount of $35,000. The promissory note has a maturity date of June 30, 2028. The note accrues interest at 8% per annum.

At July 31, 2025 and April 30, 2025, respectively, the principal balance of the promissory notes, related parties is $253,500 and $185,500. As of July 31, 2025 and April 30, 2025, accrued interest on the promissory notes, related parties is $16,762 and $12,453, respectively, which is included in "Accrued interest, related parties" on the balance sheet.

At July 31, 2025 and April 30, 2025, the principal balance of the convertible promissory notes, related parties is $627,500. At July 31, 2025 and April 30, 2025, the balance of accrued interest due to related parties from convertible promissory notes is $119,477 and $108,054, respectively, which is included in “Accrued interest, related parties” on the balance sheet. Principal and accrued interest on convertible promissory notes, related parties is convertible to 32,198,382 and 31,681,653 shares of Company common shares at July 31, 2025 and April 30, 2025, respectively.

For the three months ended July 31, 2025 and 2024, the Company recognized interest expense, related parties of $15,734 and $12,128, respectively.

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Consulting agreements

Effective  December 1, 2021, three executives are to be paid $1 annual compensation and one executive will be paid $2,500 per month, each agreement is for a two-year period, automatically renewable annually thereafter. Each executive is eligible to receive a bonus payable of $108,000 upon a change of control.

For the three months ended July 31, 2025 and 2024, the Company recognized $7,500 and $7,500, respectively, in management and administrative expense under the consulting agreements.

NOTE 6 – WARRANTS

On October 31, 2021, the Company granted 2,000,000 warrants to purchase Common Stock in lieu of cash payment for future services. The warrants have an exercise price of $0.0442. The expiration date of the warrants is October 31, 2026, on September 25th, 2025 to 2,500,000 warrants with an exercise price of $0.02. The expiration date of these warrants was amended to November 16th, 2025 (see Note 8).

No warrants were issued, exercised, expired or forfeited during the three months ended July 31, 2025 or 2024.

NOTE 7– STOCK OPTIONS

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

No options were issued, exercised, expired or forfeited under the Stock Option Plan during the three-months ended  July 31, 2025 or 2024.

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. At July 31, 2025 and April 30, 2025, the Company had 2,500,000 vested and outstanding options. As of  July 31, 2025 and April 30, 2025, respectively, there was no unrecognized compensation cost related to stock-based options and awards.  As of July 31, 2025, the remaining average term of the 2011 Plan option grants was 0.75 years.  As of July 31, 2025, the weighted average exercise price of the options issued under the 2011 plan was $0.06.

The aggregate intrinsic value of all options vested and exercisable at July 31, 2025, was $Nil based on the Company’s closing price of $0.0071 per common share at July 31, 2025. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 8 – SUSEQUENT EVENTS

On September 9 the Chief Financial Officer of the Company, Kelly Stopher resigned and the Chairman of the Company, Lindsay Gorrill resumed that role. See Form 8K filed on this subject.

The 2,000,000 warrants with an exercise price of $0.0442 were amended on September 25, 2025 to 2,500,000 warrants with an exercise price of $0.02. The expiration date of these warrants was changed to November 16, 2025.

On August 7, 2025, The Company entered into a promissory note with the Company’s President in the amount of $10,000. The promissory note has a maturity date of August 7, 2028. The note accrued interest at 8% per annum.

On August 12, 2025, The Company entered into a promissory note with the Chief Financial Officer/Chairman of the board in the amount of $20,000. The promissory note has a maturity date of August 12, 2028. The note accrued interest at 8% per annum.

On September 19, 2025, The Company entered into a promissory note with the Chief Financial Officer/Chairman of the board in the amount of $10,000. The promissory note has a maturity date of September 19, 2028. The note accrued interest at 8% per annum.

On September 29, 2025, The Company entered into a promissory note with the Chief Financial Officer/Chairman of the board in the amount of $20,000. The promissory note has a maturity date of September 29, 2028. The note accrued interest at 8% per annum.

On October 14, 2025, The Company entered into a promissory note with the Chief Financial Officer/Chairman of the board in the amount of $10,000. The promissory note has a maturity date of October 14, 2028. The note accrued interest at 8% per annum.

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

This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors” and “Management’s Discussion and Analysis” of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Star Gold Corp. disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law. The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Star Gold,” and the “Company”, mean Star Gold Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated. Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2025. The following statements may be forward-looking in nature and actual results may differ materially.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 174 E Neider Ave, #122, Coeur d’Alene, ID 83815. The telephone number is (208) 664-5066. Star Gold Corp. does not currently own title to any real property.

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

SELECTED FINANCIAL DATA.

	Three months ended
	July 31, 2025	July 31, 2024
Revenues	$-	$-
Total operating expenses	114,650	87,309
Loss from operations	(114,650)	(87,309)
Other income (expense)	(15,734)	(12,128)
NET LOSS	$(130,384)	$(99,437)

Weighted average shares of common stock (basic and diluted)	97,290,810	97,290,810

Income (loss) per share (basic and diluted)	Nil	Nil

BALANCE SHEET INFORMATION

	July 31, 2025	April 30, 2025
Working capital (deficit)	$(745,206)	$(670,822)
Total assets	717,692	707,358
Accumulated deficit	13,245,309	13,114,925
Stockholders’ equity (deficit)	(445,139)	(314,755)

PLAN OF OPERATION

The Company maintains a corporate office in Coeur d’Alene, Idaho. This is the primary administrative office for the Company and is utilized by Board Chairman Lindsay Gorrill.

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

RESULTS OF OPERATIONS

	For the three months ended
	July 31, 2025	July 31, 2024	$ Change	Pct. Change

Mineral exploration expense	$30,866	$33,389	$(2,523)	(7.6)%
Pre-development expense	13,989	0	11,465	454.2%
Legal and professional fees	42,366	34,664	30,709	263.4%
Management and administrative	27,429	19,256	5,259	23.7%
Interest expense, related party	15,734	12,128	4,185	36.2%

Total	$130,384	$99,437	$48,693	59.6%

The Company earned no operating revenue in  2025 or 2024 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended July 31, 2025 of $130,384  increased by $30,947 from the 2024 total net loss of $99,437.

Mineral exploration expense

	For the three months ended
	July 31, 2025	July 31, 2024	$ Change	Pct. Change
Claims	30,866	33,389	(2,523)	(7.6)%
Total mineral exploration expense	$30,866	$33,389	$(2,523)	(7.6)%

Mineral exploration expense for the three months ended July 31, 2025 of $30,866 decreased  $2,523 from 2024 mineral exploration expense of $33,389.  Aside from annual claims payments, there was no additional mineral exploration expense for the three months ended July 31, 2025 and 2024, respectively.  There were no exploration expenses for the three months ended  July 31, 2025 and 2024.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit to construct a mine at the Longstreet site.

Pre-development expense

	For the three months ended
	July 31, 2025	July 31, 2024	$ Change	Pct. Change
Field expense	$2,646	$-	$2,646	N/A
Permits and fees	300	-	300	N/A
Technical Consultants	11,043	-	11,043	N/A
Total pre-development expense	$13,989	$-	$13,989	-

Pre-development expense for the three months ended July 31, 2025 of $13,989 increased $13,989 from 2024 pre-development expense of $Nil.

Legal and professional fees

	For the three months ended
	July 31, 2025	July 31, 2024	$ Change	Pct. Change
Audit and accounting	$25,000	$24,090	$910	3.8%
Legal fees	3,914	6,121	(2,207)	(36)%
Public company expense	13,452	4,375	9,077	207%
Investor relations	-	78	(78)	(100.0)%
Total legal and professional fees	$42,366	$34,664	$7,702	22%

There are no pending legal issues or contingencies as of July 31, 2025.

Legal and professional fees of $42,366 for the three months ended July 31, 2025   increased by $7,702 compared to the three months ended July 31, 2024 expense of $34,664. The increase is primarily related to additional cost related to filing fees and software.

Management and administrative expense

	For the three months ended
	July 31, 2025	July 31, 2024	$ Change	Pct. Change
General administrative and insurance	11,155	11,128	27	(0.2)%
Management fees and payroll	7,500	7,500	-	0.0%
Advertising and promotion	8,090	-	8,090	N/A
Office and computer expense	590	531	59	11%
Travel	-	-	-	N/A
Telephone and utilities	94	97	(3)	(3)%
Total	$27,429	$19,256	$8,173	42.4%

Management fees were accrued during the three- and nine-months ended July 31, 2025 and 2024, but not paid.

Total management and administrative expense increased by $8,173 for the three months ended July 31, 2025 to $27,429 compared to $19,256 for the three months ended July 31, 2024.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	July 31, 2025	April 30, 2025
Current assets	$14,125	$15,791
Current liabilities	759,331	686,613
Working capital	$(745,206)	$(670,822)

CASH FLOWS

	Three months ended
	July 31, 2025	July 31, 2024
Cash flow used by operating activities	$(56,407)	$(18,768)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	68,000	40,000
Net decrease in cash during period	$(407)	$9,232

As of July 31, 2025, the Company had cash on hand of $10,967. Since inception, the sole source of financing has been sales of the Company’s debt and equity securities. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing. The lack of sufficient working capital to meet current obligations, continuing losses and ongoing cash used by operating activities raises substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended July 31, 2025 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2025 which was filed with the SEC on September 10th, 2025.

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES.

For the three months ended July 31, 2025, the Company sold no common stock.

During the three months ended July 31, 2025, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

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

STAR GOLD CORP.

Date:	October 28, 2025	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	October 28, 2025		/s/ LINDSAY E. GORRILL
		By:	Lindsay E. Gorrill
Chief Financial Officer and Secretary
(Principal Financial Officer)