Form 10-Q
period 2025-10-31
Star Gold Corp.
filed 2025-12-15
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended October 31, 2025

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-52711

STAR GOLD CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
174 E Neider ave - #222 Coeur d’Alene, Idaho 83815 (Address of principal executive office)	83815 (Postal Code)

(208) 664-5066 (Issuer’s telephone number)

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value,	SRGZ	OTCQB

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and the link to filings posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post filed). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

As of December 10th, 2025 there were 99,790,810 shares of registrant’s common stock, $0.001 par value, issued and outstanding.

Contents

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	October 31, 2025	April 30, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,986	$11,374
Other current assets	2,045	4,417
TOTAL CURRENT ASSETS	48,031	15,791
MINING INTEREST (NOTE 4)	614,167	602,167
RECLAMATION BOND (NOTE 4)	89,400	89,400
TOTAL ASSETS	$751,598	$707,358
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$120,461	$88,606
Accrued interest, related parties	143,487	112,133
Accrued interest	10,189	8,374
Current portion, promissory notes, related party	55,000	15,000
Current portion, convertible promissory notes	54,000	54,000
Current portion, convertible promissory notes, related parties	513,500	408,500
TOTAL CURRENT LIABILITIES	896,637	686,613
LONG TERM LIABILITIES:
PROMISSORY NOTE, RELATED PARTY (NOTE 5)	268,500	170,500
CONVERTIBLE PROMISSORY NOTES, RELATED PARTIES (NOTE 5)	60,000	165,000
TOTAL LIABILITIES	1,225,137	1,022,113
COMMITMENTS AND CONTINGENCIES (NOTE 4 and 5)	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 1,000,000,000 shares authorized; 99,790,810 and 97,290,810 shares issued and outstanding as of October 31, 2025 and April 30, 2025, respectively.	99,791	97,291
Additional paid-in capital	12,750,379	12,702,879
Accumulated deficit	(13,323,709)	(13,114,925)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(473,539)	(314,755)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$751,598	$707,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended October 31,		Six months ended October 31,
	2025	2024	2025	2024
OPERATING EXPENSE
Mineral exploration expense	$4,750	$-	$35,616	$33,389
Pre-development expense	5,282	-	19,272	-
Legal and professional fees	25,500	16,632	67,866	51,297
Management and administrative	25,573	18,916	53,001	38,170

TOTAL OPERATING EXPENSES	61,105	35,548	175,755	122,856
LOSS FROM OPERATIONS	(61,105)	(35,548)	(175,755)	(122,856)
OTHER INCOME (EXPENSE)
Interest expense	(1,815)	(403)	(3,630)	(403)
Interest expense, related parties	(15,622)	(13,510)	(29,541)	(25,639)
Foreign exchange gain (loss)	142	-	142	-
TOTAL OTHER INCOME (EXPENSE)	(17,295)	(13,913)	(33,029)	(26,042)
NET LOSS BEFORE INCOME TAXES	(78,400)	(49,461)	(208,784)	(148,898)
Provision for income taxes	-	-	-	-
NET LOSS	$(78,400)	$(49,461)	$(208,784)	$(148,898)
Basic and diluted loss per share	$Nil	$Nil	$Nil	$Nil
Basic and diluted weighted average shares outstanding	97,372,332	97,290,810	97,331,571	97,290,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For the three and six months ended October 31, 2025 and 2024

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in	Accumulated	Stockholders’
	Issued	$.001 per share	Capital	Deficit	Equity (Deficit)
BALANCE, April 30, 2024	97,290,810	$97,291	$12,702,879	$(12,857,539)	$(57,369)
Net loss	-	-	-	(99,437)	(99,437)
BALANCE, July 31, 2024	97,290,810	97,291	12,702,879	(12,956,976)	(156,806)
Net loss	-	-	-	(49,461)	(49,461)
BALANCE, October 31, 2024	97,290,810	$97,291	$12,702,879	$(13,006,437)	$(206,267)

BALANCE, April 30, 2025	97,290,810	$97,291	$12,702,879	$(13,114,925)	$(314,755)
Net loss				(130,384)	(130,384)
BALANCE, July 31, 2025	97,290,810	97,291	12,702,879	(13,245,309)	(445,139)
Exercise of 2,500,000 warrants @ $0.02	2,500,000	2,500	47,500	-	50,000
Net loss	-	-	-	(78,400)	(78,400)
BALANCE, October 31, 2025	99,790,810	$99,791	$12,750,379	$(13,323,709)	$(473,539)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	October 31, 2025	October 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(208,784)	$(148,898)
Changes in assets and liabilities:
Other current assets	2,372	944
Accounts payable and accrued liabilities	31,855	26,970
Accrued interest, related parties	31,354	23,823
Accrued interest	1,815	1,815
Net cash used by operating activities	(141,388)	(95,346)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note payable, related parties	138,000	69,000
Proceeds from convertible notes payable, related parties	-	40,000
Proceeds from exercise of warrants	50,000	-
Net cash provided by financing activities	188,000	109,000
Net increase (decrease) in cash and cash equivalents	34,612	1,654
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,374	5,168
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,986	$6,822

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at  April 30, 2025 was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. Operating results for the three and six-month periods ended  October 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2026.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of October 31, 2025, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed balance sheet as of October 31, 2025, the Company has an accumulated deficit of  $13,323,709.  On  October 31, 2025, the Company's working capital deficit was $848,606. The lack of sufficient working capital to meet current obligations, continuing losses and ongoing cash used by operating activities raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will depend on the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, reclamation bonds, promissory notes, related party, convertible promissory notes and convertible promissory notes, related parties.

Cash and cash equivalents, reclamation bonds, and all promissory notes are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2025.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

New Accounting Pronouncements

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

Reclassifications

Certain reclassifications have been made to the April 30, 2025 financial statements in order to conform to the October 31, 2025 financial statement presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, convertible promissory notes including accrued interest and warrants.

The outstanding securities on October 31, 2025 and 2024 that could have a dilutive effect are as follows:

	October 31, 2025	October 31, 2024
Stock options	2,500,000	2,500,000
Convertible promissory notes and accrued interest, unrelated parties	2,322,911	2,180,659
Convertible promissory notes and accrued interest, related parties	30,398,018	28,472,933
Warrants	-	2,000,000
Total possible dilution	35,220,929	35,153,592

For the three and six-months ended  October 31, 2025 and 2024, respectively, the effect of the Company’s outstanding stock options, convertible promissory notes and accrued interest, related parties and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4 –MINING INTEREST

The following is a summary of the Company’s equipment and mining interest on  October 31, 2025 and April 30, 2025.

	October 31, 2025	April 30, 2025
Mining interest - Longstreet	614,167	602,167
Total	$614,167	$602,167

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

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

On August 24, 2020, the Company executed an amendment which grants the Company the option, to be exercised no later than six (6) months following the first receipt of proceeds from the sale of ore from the Longstreet Property, to purchase one-half of Great Basin’s 3.0% Net Smelter Royalty on the Longstreet Project for a payment of $1,750,000.

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the six months ended  October 31, 2025 and 2024, respectively, the Company paid the annual $12,000 advance royalty on the Longstreet Property.

At October 31, 2025 and April 30, 2025, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5– RELATED PARTY TRANSACTIONS

The following is a summary of the Company's Promissory notes, related parties and convertible promissory notes, related parties as of  October 31, 2025:

Maturity date	Interest rate	Conversion price per share	Shares (if converted)	Principal amount	Accrued interest	Total
Promissory notes, related party
March 31, 2024	8%	$-	-	$-	$852	$852
August 24, 2026	8%	-	-	15,000	3,001	18,001
August 24, 2026	8%	-	-	35,000	6,129	41,129
August 5, 2026	8%	-	-	5,000	495	5,495
August 12, 2027	8%	-	-	35,000	3,414	38,414
September 10, 2027	8%	-	-	15,000	1,368	16,368
October 29, 2027	8%	-	-	14,000	1,126	15,126
December 4, 2027	8%	-	-	3,000	218	3,218
January 2, 2028	8%	-	-	6,000	397	6,397
January 29, 2028	8%	-	-	15,000	904	15,904
February 19, 2028	8%	-	-	15,000	835	15,835
April 1, 2028	8%	-	-	5,000	233	5,233
April 16, 2028	8%	-	-	15,000	651	15,651
April 24, 2028	8%	-	-	7,500	312	7,812
May 29, 2028	8%	-	-	5,000	170	5,170
May 29, 2028	8%	-	-	5,000	170	5,170
June 12, 2028	8%	-	-	5,000	155	5,155
June 26, 2028	8%	-	-	18,000	501	18,501
June 30, 2028	8%	-	-	35,000	944	35,944
August 12, 2028	8%	-	-	20,000	351	20,351
September 19, 2028	8%	-	-	10,000	92	10,092
September 29, 2028	8%	-	-	20,000	140	20,140
October 14, 2028	8%	-	-	10,000	37	10,037
August 7, 2028	8%	-	-	10,000	185	10,185
			-	$323,500	$22,680	$346,180
Convertible promissory notes, related parties

April 30, 2026	5%	0.05	3,013,989	126,000	24,699	150,699
April 14, 2026	8%	0.02	16,344,439	260,000	66,889	326,889
April 14, 2026	8%	0.02	2,257,603	37,500	7,652	45,152
October 24, 2026	8%	0.0206	5,081,367	90,000	14,676	104,676
March 22, 2027	8%	0.0165	1,368,335	20,000	2,578	22,578
June 26, 2027	8%	0.0190	2,332,285	40,000	4,313	44,313
			30,398,018	$573,500	$120,807	$694,307

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the Company's Promissory notes, related parties and convertible promissory notes, related parties as of April 30, 2025:

Maturity date	Interest rate	Conversion price per share	Shares (if converted)	Principal amount	Accrued interest	Total
Promissory notes, related party
March 31, 2024	8%	$-	-	$-	$852	$852
June 28, 2026	8%	-	-	15,000	2,396	17,396
August 24, 2026	8%	-	-	35,000	4,718	39,718
August 5, 2026	8%	-	-	5,000	294	5,294
August 12, 2026	8%	-	-	35,000	2,002	37,002
September 10, 2027	8%	-	-	15,000	763	15,763
October 29, 2027	8%	-	-	14,000	562	14,562
December 4, 2027	8%	-	-	3,000	97	3,097
January 2, 2028	8%	-	-	6,000	155	6,155
January 29, 2028	8%	-	-	15,000	299	15,299
February 19, 2028	8%	-	-	15,000	227	15,227
April 1, 2028	8%	-	-	5,000	32	5,032
April 16, 2028	8%	-	-	15,000	46	15,046
April 24, 2028	8%	-	-	7,500	10	7,510
			-	$185,500	$12,453	$197,953
Convertible promissory notes, related parties
April 30, 2025	5%	$0.05	2,950,471	$126,000	$21,619	$147,619
April 14, 2026	8%	0.02	15,820,150	260,000	56,403	316,403
April 14, 2026	8%	0.02	2,182,000	37,500	6,140	43,640
October 24, 2026	8%	0.0206	4,905,194	90,000	11,047	101,047
March 22, 2027	8%	0.0165	1,319,455	20,000	1,771	21,771
June 26, 2027	8%	0.0190	2,247,383	40,000	2,700	42,700
			29,424,653	$573,500	$99,680	$673,180

At  October 31, 2025 and  April 30, 2025 the balance of accrued interest on the promissory notes, related party is $22,680 and $12,453, respectively, which is included in “Accrued interest, related parties” on the balance sheet.

At  October 31, 2025 and  April 30, 2025, the balance of accrued interest due to related parties from convertible promissory notes is $120,807 and $99,680 respectively, which is included in “Accrued interest, related parties” on the balance sheet.

Consulting agreements

For the three months ended October 31, 2025 and 2024, the Company recognized $2,500 and $7,500, respectively, in management and administrative expense under a consulting agreement with the Company's former Chief Financial Officer.  For the six months ended October 31, 2025 and 2024, the Company recognized $10,000 and $15,000, respectively, in management and administrative expense under the consulting agreement. The consultant Kelly Stopher stepped down as CFO on September 10, 2025.

The Company currently owes Mr. Stopher’s company principal of $54,000 and $10,189 accrued interest and payable as of October 31, 2025, which is convertible into 2,322,911 common shares.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – WARRANTS

On October 31, 2021 the Company granted 2,000,000 warrants to purchase common stock in lieu of cash payment for services with an exercise price of $0.0442. On September 25, 2025, the Company agreed to issue 500,000 additional warrants, amend the exercise price to $0.02 and change the expiration date to November 16, 2025 to induce the warrant holder to exercise the warrants. The warrants were exercised on October 28, 2025 for cash proceeds of $50,000.

No warrants are outstanding, and no warrants have expired or been forfeited during the three months ended October 31, 2025.

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

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of  October 31, 2025 and April 30, 2025, respectively, there was no unrecognized compensation cost related to stock-based options and awards.  As of October 31, 2025, 2,500,000 options are outstanding with a remaining average term of the 2011 Plan option grants was 0.5 years.  As of October 31, 2025, the weighted average exercise price of the options issued under the 2011 plan was $0.06.

The aggregate intrinsic value of all options vested and exercisable at October 31, 2025, was $Nil based on the Company’s closing price of $0.039 per common share at October 31, 2025. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 8– SUBSEQUENT EVENTS

Through the date of this filing, management has reviewed activity and determined that there were not any activities that would require an adjustment or disclosure.

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

Corporate Background

The Company was originally incorporated on December 8, 2006, under the laws of the State of Nevada as Elan Development, Inc. On April 25, 2008, the name of the Company was changed to Star Gold Corp. Star Gold Corp. is a Exploration stage company engaged in the acquisition and exploration of precious metal deposit properties and advancing them toward production. The Company is engaged in the business of exploring, evaluating and acquiring mineral prospects with the potential for economic deposits of precious and base metals.

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

Overview of Mineral Exploration and Current Operations

Star Gold Corp. is a exploration stage mineral company with no producing mines. Mineral exploration is essentially a research activity that does not produce a product. The Company acquires properties which it believes have potential to host economic concentrations of minerals, particularly gold and silver. These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others. An unpatented mining claim is an interest, that can be acquired, in the mineral rights on open lands of the federally owned public domain. Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management. The Company intends to remain in the business of exploring for mining properties that have the potential to produce gold, silver, base metals and other commodities.

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

(1)

Great Basin took assignment from MinQuest, Inc., of the 142 total claims controlled by the Company (Note 4 of the financial statements) of which 137 are owned by the Company and 5 of which are owned by Clifford and leased to and managed by the Company.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 174 E Neider Ave. #122, Coeur d’Alene, ID 83815. The telephone number is (208) 664-5066. Star Gold Corp. does not currently own title to any real property.

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

SELECTED FINANCIAL DATA.

	Six months ended
	October 31, 2025	October 31, 2024
Revenues	$-	$-
Total operating expenses	175,755	122,856
Loss from operations	(175,755)	(122,856)
Other income (expense)	(33,029)	(26,042)
NET LOSS	$(208,784)	$(148,898)

Weighted average shares of common stock (basic and diluted)	97,331,571	97,290,810

Income (loss) per share (basic and diluted)	$Nil	$Nil

BALANCE SHEET INFORMATION

	October 31, 2025	April 30, 2025
Working capital (deficit)	$(848,606)	$(670,822)
Total assets	751,598	707,358
Accumulated deficit	13,323,709	13,114,925
Stockholders’ equity	(473,539)	(314,755)

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

RESULTS OF OPERATIONS

	For the three months ended
	October 31, 2025	October 31, 2024	$ Change	Pct. Change

Pre-development and exploration expense	$10,032	$-	$10,032	100%
Legal and professional fees	25,500	16,632	8,868	53%
Management and administrative	25,573	18,916	6,657	35%
Interest expense (income)	(142)	403	545	(73)%
Interest expense, related parties	17,437	13,510	3,927	29%
Total	$78,400	$49,461	$28,939	59%

	For the six months ended
	October 31, 2025	October 31, 2024	$ Change	Pct. Change

Pre-Development and exploration expense	$54,888	$33,389	$21,499	64%
Legal and professional fees	67,866	51,297	16,569	32%
Management and administrative	53,001	38,170	14,831	38.9%
Interest expense	-	403	(403)	(100)%
Interest expense, related party	33,171	25,639	7,532	29%
Interest (income)	(142)	-	142	100%
Total	$208,784	$148,898	$59,886	40%

The increase costs in Pre-development, legal and professional and Management and administrative expenses all relate to the company starting to move forward on the permitting of its Longstreet Property which has been dormant for the last 4 years.

The increase in interest expense, related party relates to additional debt funded by insiders to commence the permitting process.

The Company earned no operating revenue in 2025 or 2024 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended October 31, 2025 of $ 78,400 increased by $28,939 from the total 2024 net loss of $49,461.

Total net loss for the six months ended October 31, 2025 of $ 208,784 increased by $59,886 from the total 2024 net loss of $148,898.

Mineral exploration expense

	For the three months ended
	October 31, 2025	October 31, 2024	$ Change	Pct. Change
Total mineral exploration expense	$4,750	$0	$4,750	100%

Mineral exploration expense for the three months ended October 31, 2025 of $4,750 increased  $4,750 from 2024 mineral exploration expense of $0.  Aside from annual claims payments, there was no additional mineral exploration expense for the three months ended October 31, 2025 and 2024, respectively.

	For the six months ended
	October 31, 2025	October 31, 2024	$ Change	Pct. Change
Total mineral exploration expense	$35,616	$33,389	$2,227	6.7%

Mineral exploration expense for the six months ended October 31, 2025 of $35,616 increased $2,227 from 2024 mineral exploration expense of $33,389.  Aside from annual claims payments, there was no additional mineral exploration expense for the six months ended October 31, 2025 and 2024, respectively.

Pre-development expense

	For the three months ended
	October 31, 2025	October 31, 2024	$ Change	Pct. Change
Total pre-development expense	$5,283	$0	$5,283	100.0%

	For the six months ended
	October 31, 2025	October 31, 2024	$ Change	Pct. Change
Field expense	$2,646	$-	$2,646	100.0%
Permits and fees	300	-	300	100.0%
Technical consultants	16,326	-	16,326	100.0%
Water rights costs	-	-	-	N/A
Total pre-development expense	$19,272	$-	$19,272	100.0%

Pre-development expense for the three months ended October 31, 2025 of $5,283 incease of $5,283 from 2024 pre-development expense of $0.

Pre-development expense for the six months ended October 31, 2025 of $19,272 incease of $19,272 from 2024 pre-development expense of $0.

Legal and professional fees

	For the three months ended
	October 31, 2025	October 31, 2024	$ Change	Pct. Change
Audit and accounting	$6,600	$3,500	$3,100	88.6%
Legal fees	9,143	81	9,062	1110.0%
Public company expense	5,615	13,051	(7,436)	(57.0)%
Investor relations	4,141	-	4,141	100.0%
Total legal and professional fees	$25,500	$16,632	$8,868	53.3%

	For the six months ended
	October 31, 2025	October 31, 2024	$ Change	Pct. Change
Audit and accounting	$31,600	$27,590	$4,100	14.8%
Legal fees	12,814	6,203	6,611	106.6%
Public company expense	19,310	17,426	1,884	10.8%
Investor relations	4,142	78	4,064	5,200%
Total legal and professional fees	$67,866	$51,297	$16,569	32.3%

There are no pending legal issues or contingencies as of October 31, 2025.

Legal and professional fees of $25,500 for the three months ended October 31, 2025 increased by $8,868 compared to the three months ended October 31, 2024 expense of $16,632.

Legal and professional fees of $67,866 for the six months ended October 31, 2025 increased by $16,569 compared to the six months ended October 31, 2024 expense of $51,297.

Management and administrative expense

	For the three months ended
	October 31, 2025	October 31, 2024	$ Change	Pct. Change
General administrative and insurance	$16,203	$11,148	$5,055	45.3%
Management fees and payroll	2,500	7,500	(5,000)	(67.6)%
Office and computer expense	1,407	173	1,234	713%
Travel and entertainment	5,345	-	5,345	100%
Telephone and utilities	118	95	23	24.2%
Total	$25,573	$18,916	$6,657	35.2%

	For the six months ended
	October 31, 2025	October 31, 2024	$ Change	Pct. Change
General administrative and insurance	$36,494	$22,276	$14,218	63.8%
Management fees and payroll	10,000	15,000	(5,000)	(33.3)%
Office and computer expense	950	703	247	35.1%
Travel and Entertainment	5,345	-	-	100%
Telephone and utilities	212	191	21	11%
Total	$53,001	$38,170	$14,831	38.9%

Management fees were accrued during the three- and nine-months ended October 31, 2025  and 2024, but not paid.

Total management and administrative expense increased by $6,657  for the three months ended October 31, 2025 to $25,573 compared to $18,916 for the three months ended October 31, 2024.

Total management and administrative expense increased by $14,831 for the six months ended October 31, 2025 to $53,001 compared to $38,170 vfor the six months ended October 31, 2024.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	October 31, 2025	April 30, 2025
Current assets	$48,031	$15,791
Current liabilities	896,637	686,613
Working capital	$(848,606)	$(670,822)

CASH FLOWS

	Six months ended
	October 31, 2025	October 31, 2024
Cash flow used by operating activities	$(141,388)	$(95,346)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	188,000	109,000
Net increase in cash during period	$34,612	$1,654

As of October 31, 2025, the Company had cash on hand of $45,986. Since inception, the sole source of financing has been sales of the Company’s debt, sale of shares and exercise of warrants. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended October 31, 2025 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2025 which was filed with the SEC on August 13, 2024.

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES.

For the three months ended October 31, 2025, warrants were exercised and the Company issued 2,500,000 shares of common stock.

For the three months ended October 31, 2025, the Company sold no common stock.

During the three months ended October 31, 2025, neither the Company nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of the Company’s equity securities registered pursuant to section 12 of the Exchange Act at the date of this filing.

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

STAR GOLD CORP.

Date:	December 10, 2025	By:	/s/ DAVID SEGELOV
President
(Principal Executive Officer)

Date:	December 10, 2025		/s/ LINDSAY E. GORRILL
		By:	Lindsay E. Gorrill
Chief Financial Officer and Secretary
(Principal Financial Officer)