Form 10-Q
period 2026-01-31
Star Gold Corp.
filed 2026-03-16
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2026

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

Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and the link to filings every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit filed). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

As of March 10th, 2026 there were 191,737,060 shares of registrant’s common stock, $0.001 par value, issued and outstanding.

Contents

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	January 31, 2026	April 30, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$266,144	$11,374
Other current assets	86,077	4,417
TOTAL CURRENT ASSETS	352,221	15,791
MINING INTEREST (NOTE 4)	614,167	602,167
RECLAMATION BOND (NOTE 4)	89,400	89,400
TOTAL ASSETS	$1,055,788	$707,358
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$237,594	$88,606
Accrued interest, related parties	160,623	112,133
Accrued interest	11,096	8,374
Current portion, promissory notes, related party	55,000	15,000
Current portion, convertible promissory notes	54,000	54,000
Current portion, convertible promissory notes, related parties	513,500	408,500
TOTAL CURRENT LIABILITIES	1,031,813	686,613
LONG TERM LIABILITIES:
PROMISSORY NOTE, RELATED PARTY (NOTE 5)	268,500	170,500
CONVERTIBLE PROMISSORY NOTES, RELATED PARTIES (NOTE 5)	60,000	165,000
TOTAL LIABILITIES	1,360,313	1,022,113
COMMITMENTS AND CONTINGENCIES (NOTE 4 and 5)	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 1,000,000,000 shares authorized; 108,540,810 and 97,290,810 shares issued and outstanding as of January 31, 2026 and April 30, 2025, respectively.	108,541	97,291
Additional paid-in capital	13,091,629	12,702,879
Accumulated deficit	(13,504,695)	(13,114,925)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(304,525)	(314,755)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,055,788	$707,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended January 31,		Nine months ended January 31,
	2026	2025	2026	2025
OPERATING EXPENSE
Mineral exploration expense	$-		$30,866	$30,866
Pre-development expense	77,646	2,646	101,668	5,169
Legal and professional fees	67,576	17,756	135,442	69,053
Management and administrative	16,148	20,252	69,149	58,423

TOTAL OPERATING EXPENSES	161,370	40,654	337,125	163,511
LOSS FROM OPERATIONS	(161,370)	(40,654)	(337,125)	(163,510)
OTHER INCOME (EXPENSE)
Interest expense	(2,481)	(403)	(4,296)	(805)
Interest expense, related parties	(17,135)	(13,667)	(48,491)	(39,306)
Foreign exchange gain (loss)	-	-	142	-
TOTAL OTHER INCOME (EXPENSE)	(19,616)	(14,070)	(52,645)	(40,111)
NET LOSS BEFORE INCOME TAXES	(180,986)	(54,724)	(389,770)	(203,622)
Provision for income taxes	-	-	-	-
NET LOSS	$(180,986)	$(54,724)	$(389,770)	$(203,622)
Basic and diluted loss per share	$Nil	$Nil	$Nil	$Nil
Basic and diluted weighted average shares outstanding	101,570,702	97,290,810	98,717,441	97,290,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
For the three and nine months ended January 31, 2026 and 2025

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in	Accumulated	Stockholders’
	Issued	$.001 per share	Capital	Deficit	Equity (Deficit)
BALANCE, April 30, 2024	97,290,810	$97,291	$12,702,879	$(12,857,539)	$(57,369)
Net loss	-	-	-	(99,437)	(99,437)
BALANCE, July 31, 2024	97,290,810	97,291	12,702,879	(12,956,976)	(156,806)
Net loss	-	-	-	(49,461)	(49,461)
BALANCE, October 31, 2024	97,290,810	97,291	12,702,879	(13,006,437)	(206,267)
Net loss		-	-	(54,724)	(54,724)
BALANCE,January 31, 2025	97,290,810	$97,291	$12,702,879	$(13,061,161)	$(260,991)

BALANCE, April 30, 2025	97,290,810	$97,291	$12,702,879	$(13,114,925)	$(314,755)
Net loss				(130,384)	(130,384)
BALANCE, July 31, 2025	97,290,810	97,291	12,702,879	(13,245,309)	(445,139)
Exercise of 2,500,000 warrants	2,500,000	2,500	47,500	-	50,000
Net loss	-	-	-	(78,400)	(78,400)
BALANCE, October 31, 2025	99,790,810	99,791	12,750,379	(13,323,709)	(473,539)
Proceeds from sale of common stock and warrants	8,750,000	8,750	341,250		350,000
Net loss				(180,986)	(180,986)
BALANCE, January 31, 2026	108,540,810	$108,541	$13,091,629	$(13,504,695)	$(304,525)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	January 31, 2026	January 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(389,770)	$(203,622)
Changes in assets and liabilities:
Other current assets	(81,660)	1,416
Accounts payable and accrued liabilities	148,988	45,663
Accrued interest, related parties	48,490	36,584
Accrued interest	2,722	2,722
Net cash used by operating activities	(271,230)	(117,237)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interests	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note payable, related parties	138,000	93,000
Proceeds from convertible notes payable, related parties	-	40,000
Proceeds from sale of common stock and warrants	350,000	-
Proceeds from exercise of warrants	50,000	-
Net cash provided by financing activities	538,000	133,000
Net increase (decrease) in cash and cash equivalents	254,770	3,763
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,374	5,168
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$266,144	$8,931

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2025

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at  April 30, 2025 was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. Operating results for the three and nine-month periods ended  January 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2026.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of January 31, 2026, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows. As shown in the accompanying condensed balance sheet as of January 31, 2026, the Company has an accumulated deficit of  $13,504,695.  On  January 31, 2026, the Company's working capital deficit was $679,592. The lack of sufficient working capital to meet current obligations, continuing losses and ongoing cash used by operating activities raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Achievement of the Company’s objectives will depend on the ability to obtain additional financing, to locate profitable mining properties and generate revenue from current and planned business operations, and control costs. The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, reclamation bonds, promissory notes, related party, convertible promissory notes and convertible promissory notes, related parties.

Cash and cash equivalents, reclamation bonds, and all promissory notes are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at January 31, 2026.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2025 financial statements in order to conform to the January 31, 2025 financial statement presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, convertible promissory notes including accrued interest and warrants.

The outstanding securities on January 31, 2026 and 2025 that could have a dilutive effect are as follows:

	January 31, 2026	January 31, 2025
Stock options	2,000,000	2,500,000
Convertible promissory notes and accrued interest, unrelated parties	2,358,766	2,216,515
Convertible promissory notes and accrued interest, related parties	30,884,712	28,959,625
Warrants	4,375,000	2,000,000
Total possible dilution	39,618,478	35,676,140

For the three and nine-months ended  January 31, 2026 and 2025, respectively, the effect of the Company’s outstanding stock options, convertible promissory notes and accrued interest, related parties and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4 –MINING INTEREST

The following is a summary of the Company’s equipment and mining interest on  January 31, 2026 and April 30, 2025.

	January 31, 2026	April 30, 2025
Mining interest - Longstreet	614,167	602,167
Total	$614,167	$602,167

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

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the nine months ended  January 31, 2026 and 2025, respectively, the Company paid the annual $12,000 advance royalty on the Longstreet Property.

At January 31, 2026 and April 30, 2025, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5– RELATED PARTY TRANSACTIONS

The following is a summary of the Company's Promissory notes, related parties and convertible promissory notes, related parties as of  January 31, 2026:

Maturity date	Interest rate	Conversion price per share	Shares (if converted)	Principal amount	Accrued interest	Total
Promissory notes, related party
March 31, 2024	8%	$-	-	$-	$852	$852
August 24, 2026	8%	-	-	15,000	3,303	18,303
August 24, 2026	8%	-	-	35,000	6,835	41,835
August 5, 2026	8%	-	-	5,000	596	5,596
August 12, 2027	8%	-	-	35,000	4,119	39,119
September 10, 2027	8%	-	-	15,000	1,670	16,670
October 29, 2027	8%	-	-	14,000	1,408	15,408
December 4, 2027	8%	-	-	3,000	278	3,278
January 2, 2028	8%	-	-	6,000	518	6,518
January 29, 2028	8%	-	-	15,000	1,207	16,207
February 19, 2028	8%	-	-	15,000	1,138	16,138
April 1, 2028	8%	-	-	5,000	334	5,334
April 16, 2028	8%	-	-	15,000	953	15,953
April 24, 2028	8%	-	-	7,500	464	7,964
May 29, 2028	8%	-	-	5,000	271	5,271
May 29, 2028	8%	-	-	5,000	271	5,271
June 12, 2028	8%	-	-	5,000	255	5,255
June 26, 2028	8%	-	-	18,000	864	18,864
June 30, 2028	8%	-	-	35,000	1,649	36,649
August 12, 2028	8%	-	-	20,000	754	20,754
September 19, 2028	8%	-	-	10,000	294	10,294
September 29, 2028	8%	-	-	20,000	544	20,544
October 14, 2028	8%	-	-	10,000	239	10,239
August 7, 2028	8%	-	-	10,000	388	10,388
			-	$323,500	$29,204	$352,704
Convertible promissory notes, related parties

April 30, 2026	5%	0.05	3,045,748	126,000	26,287	152,287
April 14, 2026	8%	0.02	16,606,575	260,000	72,132	332,132
April 14, 2026	8%	0.02	2,295,411	37,500	8,408	45,908
October 24, 2026	8%	0.0206	5,169,464	90,000	16,491	106,491
March 22, 2027	8%	0.0165	1,392,777	20,000	2,981	22,981
June 26, 2027	8%	0.0190	2,374,737	40,000	5,120	45,120
			30,884,712	$573,500	$131,419	$704,919

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of the Company's Promissory notes, related parties and convertible promissory notes, related parties as of April 30, 2025:

Maturity date	Interest rate	Conversion price per share	Shares (if converted)	Principal amount	Accrued interest	Total
Promissory notes, related party
March 31, 2024	8%	$-	-	$-	$852	$852
June 28, 2026	8%	-	-	15,000	2,396	17,396
August 24, 2026	8%	-	-	35,000	4,718	39,718
August 5, 2026	8%	-	-	5,000	294	5,294
August 12, 2026	8%	-	-	35,000	2,002	37,002
September 10, 2027	8%	-	-	15,000	763	15,763
October 29, 2027	8%	-	-	14,000	562	14,562
December 4, 2027	8%	-	-	3,000	97	3,097
January 2, 2028	8%	-	-	6,000	155	6,155
January 29, 2028	8%	-	-	15,000	299	15,299
February 19, 2028	8%	-	-	15,000	227	15,227
April 1, 2028	8%	-	-	5,000	32	5,032
April 16, 2028	8%	-	-	15,000	46	15,046
April 24, 2028	8%	-	-	7,500	10	7,510
			-	$185,500	$12,453	$197,953
Convertible promissory notes, related parties
April 30, 2025	5%	$0.05	2,950,471	$126,000	$21,619	$147,619
April 14, 2026	8%	0.02	15,820,150	260,000	56,403	316,403
April 14, 2026	8%	0.02	2,182,000	37,500	6,140	43,640
October 24, 2026	8%	0.0206	4,905,194	90,000	11,047	101,047
March 22, 2027	8%	0.0165	1,319,455	20,000	1,771	21,771
June 26, 2027	8%	0.0190	2,247,383	40,000	2,700	42,700
			29,424,653	$573,500	$99,680	$673,180

At  January 31, 2026 and  April 30, 2025 the balance of accrued interest on the promissory notes, related party is $29,204 and $12,453, respectively, which is included in "Accrued interest, related parties" on the balance sheet.

At  January 31, 2026 and  April 30, 2025, the balance of accrued interest due to related parties from convertible promissory notes is $131,419 and $99,680 respectively, which is included in “Accrued interest, related parties” on the balance sheet.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – STOCKHOLDERS EQUITY

Warrants

During the three and nine months ended January 31, 2026, the Company sold 8,750,000 units for total proceeds of $350,000. Each unit consisted of one share of common stock and one-half of one common stock purchase warrant. Two warrants are required to purchase one share of common stock at an exercise price of $0.08 per share for a period of one year from the date of issuance.

Warrant activity for the nine months ended January 31, 2026 included the issuance of 4,375,000 warrants in connection with the unit sale described above. During the same period, 2,500,000 warrants were exercised for proceeds of $50,000, resulting in the issuance of 2,500,000 shares of common stock. No warrants expired during the nine months ended January 31, 2026.

As of January 31, 2026, there were 4,375,000 warrants outstanding with an exercise price of $0.08 and a remaining term of approximately one year. No warrants were issued, exercised, or expired during the three and nine months ended January 31, 2025.

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

The total value of stock option awards is expensed ratably over the vesting period of the employees receiving the awards. As of  January 31, 2026 and April 30, 2025, respectively, there was no unrecognized compensation cost related to stock-based options and awards.  During the three months ended January 31, 2026, 500,000 options were forfeited. As of January 31, 2026, 2,000,000 options are outstanding with a remaining average term of the 2011 Plan option grants was 0.25 years.  As of January 31, 2026, the weighted average exercise price of the options issued under the 2011 plan was $0.06 and the weighted average term was 0.25 years.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate intrinsic value of all options vested and exercisable at January 31, 2026, was $79,600 based on the Company’s closing price of $0.0998 per common share at January 31, 2026. The Company’s current policy is to issue new shares to satisfy option exercises.

NOTE 7– SUBSEQUENT EVENTS

On February 27, 2026 the Company closed a private placement for the issuance of 65,850,000 units at a price of $0.04 per unit, generating proceeds of $2,634,000. Each unit consists of one share of common stock and a warrant to purchase one-half share of common stock. The warrants are exercisable at $0.08 per full share and expire twelve months from the date of issuance.

In addition, the Company converted $693,850 of existing debt to 17,346,250 units at a price of $0.04 per unit. Each unit consists of one share of common stock and a warrant to purchase one-half share of common stock. The warrants are exercisable at $0.08 per full share and expire twelve months from the date of issuance.

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

SELECTED FINANCIAL DATA.

	Nine months ended
	January 31, 2026	January 31, 2025
Revenues	$-	$-
Total operating expenses	337,125	163,511
Loss from operations	(337,125)	(163,511)
Other income (expense)	(52,645)	(40,111)
NET LOSS	$(389,770)	$(203,622)

Weighted average shares of common stock (basic and diluted)	98,717,441	97,290,810

Income (loss) per share (basic and diluted)	$Nil	$Nil

BALANCE SHEET INFORMATION

	January 31, 2026	April 30, 2025
Working capital (deficit)	$(679,592)	$(670,822)
Total assets	1,055,788	707,358
Accumulated deficit	13,504,695	13,114,925
Stockholders’ equity	(304,525)	(314,755)

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

RESULTS OF OPERATIONS

	For the three months ended
	January 31, 2026	January 31, 2025	$ Change	Pct. Change

Pre-development and exploration expense	$77,646	$2,646	$75,000	2,834%
Legal and professional fees	67,576	17,756	49,820	281%
Management and administrative	16,148	20,252	(4,104)	(20)%
Interest expense (income)	2,481	403	2,078	516%
Interest expense, related parties	17,135	13,667	3,468	25%
Total	$180,986	$54,724	$126,262	231%

	For the nine months ended
	January 31, 2026	January 31, 2025	$ Change	Pct. Change

Pre-Development and exploration expense	$132,534	$36,035	$96,499	268%
Legal and professional fees	135,442	69,053	66,389	96%
Management and administrative	69,149	58,423	10,726	18%
Interest expense	4,296	805	3,491	434%
Interest expense, related party	48,491	39,306	9,185	23%
Foreign exchange gain (loss)	(142)	-	(142)	n/a %
Total	$389,770	$203,622	$186,148	91%

The increase costs in Pre-development and legal and professional expenses all relate to the company starting to move forward on the permitting of its Longstreet Property which has been dormant for the last 4 years.

The increase in interest expense, related party relates to additional debt funded by insiders to commence the permitting process.

The Company earned no operating revenue in 2026 or 2025 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is an exploration stage company and presently is seeking other natural resources related business opportunities.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended January 31, 2026 of $ 180,986 increased by $126,262 from the total 2025 net loss of $54,724.

Total net loss for the nine months ended January 31, 2026 of $ 389,770 increased by $186,148 from the total 2025 net loss of $203,622.

Mineral exploration expense

	For the nine months ended
	January 31, 2026	January 31, 2025	$ Change	Pct. Change
Total mineral exploration expense	$30,866	$30,866	$-	0%

Mineral exploration expense for the nine months ended January 31, 2026 of $30,866 increased $nil from 2025 mineral exploration expense of $30,866.  Aside from annual claims payments, there was no additional mineral exploration expense for the nine months ended January 31, 2026 and 2025, respectively.

Pre-development expense

	For the three months ended
	January 31, 2026	January 31, 2025	$ Change	Pct. Change
Total pre-development expense	$77,646	$2,646	$75,000	2,834%

	For the nine months ended
	January 31, 2026	January 31, 2025	$ Change	Pct. Change
Field expense	$3,175	$5,169	$(1,994)	(39.0)%
Permits and fees	61,911	-	300	100.0%
Technical consultants	26,583	-	16,326	100.0%
Plan of operation	9,999	-	-	n/a %
Total pre-development expense	$101,668	$5,169	$96,499	268.0%

Pre-development expense for the three months ended January 31, 2026 of $77,646 was an increase of $75,000 from 2025 pre-development expense of $2,646, an increase of 2,834%.

Pre-development expense for the nine months ended January 31, 2026 of $101,668 increase of $96,499 from 2024 pre-development expense of $5,169.  This increase was mainly due to an increase in Permits and fees, Technical consulatants and Plan of operation, all expenses related to the permiting process for the Company.

Legal and professional fees

	For the three months ended
	January 31, 2026	January 31, 2025	$ Change	Pct. Change
Audit and accounting	$8,628	$3,500	$5,125	146%
Legal and professional fees	42,708	325	42,383	13,040%
Public company expense	16,107	13,931	2,176	16%
Investor relations	133	-	4,141	n/a %
Total legal and professional fees	$67,576	$17,756	$49,820	281%

	For the nine months ended
	January 31, 2026	January 31, 2025	$ Change	Pct. Change
Audit and accounting	$40,228	$31,090	$9,138	29%
Legal and professional fees	55,522	6,528	48,994	751%
Public company expense	35,417	31,357	4,060	13%
Investor relations	4,275	78	4,197	5,380%
Total legal and professional fees	$135,442	$69,053	$66,389	96%

There are no pending legal issues or contingencies as of January 31, 2026.

Legal and professional fees of $67,576 for the three months ended January 31, 2026 increased by $49,820 compared to the three months ended January 31, 2025 expense of $17,756. The increase in total leagal and professional fees is mainly due to Audit and accounting expenses and Legal and professional expenses as the Company prepares to ramp up the permitting process.

Legal and professional fees of $135,442 for the nine months ended January 31, 2026 increased by $66,389 compared to the nine months ended january 31, 2025 expense of $69,053.

Management and administrative expense

	For the three months ended
	January 31, 2026	January 31, 2025	$ Change	Pct. Change
General administrative and insurance	$10,803	$11,143	$(340)	(3)%
Management fees and payroll	-	7,500	(7,500)	(100)%
Office and computer expense	2,165	1,054	1,111	105%
Travel and entertainment	8,486	461	8,025	1,740%
Telephone and utilities	94	94	-	0%
Uncatogorized expense	(5,400)	-	(5,400)	n/a
Total	$16,148	$20,252	$(4,104)	(20)%

	For the nine months ended
	January 31, 2026	January 31, 2025	$ Change	Pct. Change
General administrative and insurance	$38,161	$33,420	$4,741	14%
Management fees and payroll	10,000	22,500	(12,500)	(56)%

Office and computer expense	3,114	1,757	1,357	77%
Travel and Entertainment	22,969	461	22,508	4,882%
Telephone and utilities	305	285	20	7%
Uncategorized expense	(5,400)	-	(5,400)	n/a %
Total	$69,149	$58,423	$10,726	18%

Total management and administrative expense decreased by $4,104 for the three months ended January 31, 2026 to $16,148 compared to $20,252 for the three months ended January 31, 2025.

Total management and administrative expense increased by $10,726 for the nine months ended January 31, 2026 to $69,149 compared to $58,423 vfor the nine months ended January 31, 2025.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	January 31, 2026	April 30, 2025
Current assets	$352,221	$15,791
Current liabilities	1,031,813	686,613
Working capital	$(679,592)	$(670,822)

CASH FLOWS

	Nine months ended
	January 31, 2026	January 31, 2025
Cash flow used by operating activities	$(271,230)	$(117,237)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	538,000	133,000
Net increase in cash during period	$254,770	$3,763

As of January 31, 2026, the Company had cash on hand of $266,144. Since inception, the sole source of financing has been sales of the Company’s debt, sale of shares and exercise of warrants. During the three months ended January 31, 2026, the Company received equity investments of $350,000. Star Gold Corp. has not attained profitable operations and its ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended January 31, 2026 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2025 which was filed with the SEC on September 10, 2025.

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES.

During the three months ended January 31, 2026, the Company sold 8,750,000 shares of common stock and 4,375,000 warrants for net proceeds of $350,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCOSURES.

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

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

10.3	Property Option Agreement dated January 15, 2010 between Minquest, Inc., and Star Gold Corp.(3)

10.4	Amendment to Longstreet Property Option Agreement dated December 10, 2014 between Minquest, Inc. and Star Gold Corp.(3)

10.5	Amendment to Longstreet Property Option Agreement dated January 5, 2016 between Minquest, Inc. and Star Gold Corp.(3)

10.6	Option and Lease of Water Rights Agreement dated January 19, 2017 between Stone Cabin Company, LLC and Star Gold Corp.(3)

10.7	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.(4)

10.8	2019 Amendment to Longstreet Property Option Agreement(5)

14.1	Code of Ethics.(2)

99.1	Shareholder Letter January 23, 2017(7)

99.2	Shareholder Letter March 20, 2018(8)

99.3	Longstreet Property Press Release August 14, 2019(5)

99.4	Shareholder Letter September 10, 2019(9)

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC on February 02, 2012, as an exhibit to Form 8-K.
(3)	Filed with the SEC, on July 22, 2019, as an exhibit to Form 10-K.
(4)	Filed with the SEC, on August 25, 2017, as an exhibit to Form 8-K.
(5)	Filed with the SEC, on August 14, 2019, as an exhibit to Form 8-K.
(6)	Filed with the SEC, on May 6, 2021, as an exhibit to Form 8-K.
(7)	Filed with the SEC, on January 25, 2017, as an exhibit to Form 8-K.
(8)	Filed with the SEC, on March 21, 2018, as an exhibit to Form 8-K.
(9)	Filed with the SEC, on September 11, 2019, as an exhibit to Form 8-K.
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

STAR GOLD CORP.

Date:	March 16, 2026	By:	/s/ Gerard Pascale
Chief Financial Officer and Secretary
Principal Financial Officer)

Date:	March 16, 2026		/s/ LINDSAY E. GORRILL
		By:	Lindsay E. Gorrill
Chief Executive Officer