Form 10-K
period 2026-04-30
Star Gold Corp.
filed 2026-07-22
CIK 1401835

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number 000-52711

STAR GOLD CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	27-0348508
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
174 E. Neider Ave., Suite 222 Coeur d’Alene, ID 83815 (Address of principal executive office)	83815 (Postal Code)

(208) 664-5066

(Issuer’s telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:	None
SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:	Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes ☐   No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post filed). Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2025 was $3,991,632.

As of July 14, 2026  there were 193,927,180 shares of registrant’s common stock, $0.001 par value, issued and outstanding.

STAR GOLD CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2026

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending April 30, 2026. The following statements may be forward-looking in nature and actual results may differ materially.

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

Star Gold Corp. originally leased with an option to acquire certain unpatented mining claims located in the State of Nevada which in part make up what we refer to as the “Longstreet Property” (or the “Longstreet Project”). The Longstreet Property in its entirety comprises 142 mineral claims.  The Longstreet Property covers a total area of approximately 2,500 acres (1,012 ha). The Longstreet Project is at an intermediate stage of exploration.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 174 E. Neider Ave., Suite 222, Coeur d’Alene, ID 83815. The telephone number is (208) 664-5066. Star Gold Corp. does not currently own title to any real property.

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

During the fiscal year ended April 30, 2026, the Company had a net loss of $824,850 in connection with the maintenance and exploration of its mineral properties and the operation of the exploration business. The Company therefore expects to continue to incur significant losses into the foreseeable future. The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations. At this early stage of operations, the Company expects to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the development stage of their business. The Company cannot ensure it will be successful in addressing these risks and uncertainties and the failure to do so could have a materially adverse effect on its financial condition. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful and the Company can provide investors no assurance that we will generate any operating revenue or ever achieve profitable operations.

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

Should the Company issue additional shares to finance its business activities, investors’ interests in the Company may be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. As of the date of the filing of this report there are outstanding 45,973,125 Common Share purchase warrants exercisable into 45,973,125 shares of common stock, and 9,900,000 options granted that are exercisable into 9,900,000 shares of common stock. If these are exercised or converted, these would represent approximately 22.4% of the Company’s then issued and outstanding shares. If all the warrants and options are exercised and the underlying shares issued, such issuance would cause a reduction in the proportionate ownership and voting power of all other stockholders. The dilution may result in a decline in the market price of the Company’s shares.

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

Dependence on Key Management Personnel

The Company’s ability to continue exploration and development activities and to develop a competitive edge in the marketplace depends, in large part, on its ability to attract and maintain qualified key management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain such personnel. The Company’s development now, and in the future, will depend on the effort of key executives such as Lindsay Gorrill, Gerry Pascale and Tom Power. The loss of any of these key people could have a material adverse effect on the Company’s business. In addition, the Company has expanded the provisions of its stock option plan so the Company can provide incentive for the key personnel.

Failure to obtain additional financing

Unless and until the Company can generate revenues from operations, the Company’s main potential continuing source of funds will be additional debt and/or equity financings. There is no guarantee that the Company, if needed, will be able to raise additional funds through debt and/or equity financing or that any such financing will be able to be obtained on terms beneficial to the Company. If Star Gold Corp. is unsuccessful in raising additional funds, the Company may not be able to develop its properties.

Company Directors and Officers own 40,172,729 shares of the Company’s outstanding common stock (20.0%) which may cause corporate decisions influenced by the Directors and Officers to appear to be inconsistent with the interests of other stockholders.

Company directors and/or officers as a group control a combined 20.0% of the issued and outstanding shares of the Company’s common stock. Accordingly, while none of the current directors and/or officers (individually or collectively) can control, as shareholders, who is elected to the Board of Directors, since these individuals are not simply passive investors but are also active members of Company management, their interests as directors and/or officers and shareholders may, at times, be adverse to those interests of merely passive investors. Where those conflicts exist, stockholders will be dependent upon management exercising their fiduciary duties as members of the Board of Directors and/or as an officer. Also, due to their stock ownership position, members of the Company’s management team will have: (i) the ability to substantially influence the outcome of many (if not most) corporate actions requiring stockholder approval, including amendments to the Company’s Articles of Incorporation; and (ii) the ability to substantially influence corporate combinations or similar transactions that might benefit minority stockholders which may not be supported by management to the detriment of smaller and/or passive investors.

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

The Company recognizes the critical importance of cybersecurity in safeguarding sensitive information, maintaining operational resilience and protecting stakeholders' interests.  The Company currently manages cybersecurity risks by working with third-party IT consultants and utilizing basic security protocols.  Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to the best of their ability to ensure that potential cybersecurity risk exposures are monitored, putting in place reasonably appropriate mitigation measures and maintaining cybersecurity programs.  Our cybersecurity programs are under the direction of the CFO with assistance from the management team.  Any significant cyber incidents that they become aware of are reported to the board of directors.  The Board of Directors does not have a designated cybersecurity committee, but the Audit Committee  receives periodic updates on cybersecurity matters.  The Company has not experienced any material cybersecurity incidents to date and there are no material cybersecurity incidents discovered in 2026.  Please refer to Item 1A: Risk factors for further insights into cyber attack-related risks.

ITEM 2.	PROPERTIES.

The Company headquarters are located at 174 E. Neider Ave., Suite 222, Coeur d’Alene, ID 83815. The Company believes this office space and facilities are sufficient to meet the Company’s present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.

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

A list of claims, ownership and Bureau of Land Management (BLM) serial numbers is shown below:

	BLM Listed	NMC	Area
Claim Name	Owner	Number	(Acres)	Date Located	Renewal date
Morning Star	Roy Clifford et al	96719	20	7/1/1957	9/1/2026
Longstreet 11	Roy Clifford et al	164002	20	6/14/1980	9/1/2026
Longstreet 12	Roy Clifford et al	164003	20	6/14/1980	9/1/2026
Longstreet 14	Roy Clifford et al	164005	20	6/14/1980	9/1/2026
Longstreet 15	Roy Clifford et al	164006	20	6/14/1980	9/1/2026
Longstreet 1A	Star Gold Corp.	799562	20	1/22/1999	9/1/2026
Longstreet 2A	Star Gold Corp.	799563	20	1/22/1999	9/1/2026
Longstreet 3A	Star Gold Corp.	799564	20	1/22/1999	9/1/2026
Longstreet 6A	Star Gold Corp.	799565	20	1/22/1999	9/1/2026
Longstreet 7A	Star Gold Corp.	799566	20	1/22/1999	9/1/2026
Longstreet 8A	Star Gold Corp.	799567	20	1/22/1999	9/1/2026
Longstreet 9A	Star Gold Corp.	799568	20	1/22/1999	9/1/2026
Longstreet 16A	Star Gold Corp.	799569	20	1/22/1999	9/1/2026
Longstreet 13	Star Gold Corp.	799570	20	1/22/1999	9/1/2026
Longstreet 32	Star Gold Corp.	799571	20	1/22/1999	9/1/2026
Longstreet 34	Star Gold Corp.	799572	20	1/22/1999	9/1/2026
Longstreet 4A	Star Gold Corp.	836168	20	2/2/2002	9/1/2026
Longstreet 5A	Star Gold Corp.	836169	20	2/2/2002	9/1/2026
Longstreet 8	Star Gold Corp.	836170	20	2/2/2002	9/1/2026
Longstreet 10	Star Gold Corp.	836171	20	2/2/2002	9/1/2026
Longstreet 10A	Star Gold Corp.	836172	20	2/2/2002	9/1/2026
Longstreet 28	Star Gold Corp.	836173	20	2/2/2002	9/1/2026
Longstreet 30	Star Gold Corp.	836174	20	2/2/2002	9/1/2026
Longstreet 36	Star Gold Corp.	836175	20	2/2/2002	9/1/2026
Longstreet 37	Star Gold Corp.	836176	20	2/2/2002	9/1/2026
Longstreet 39	Star Gold Corp.	836177	20	2/2/2002	9/1/2026
Longstreet 41	Star Gold Corp.	836178	20	2/2/2002	9/1/2026
Longstreet 43	Star Gold Corp.	836179	20	2/2/2002	9/1/2026
Longstreet 45	Star Gold Corp.	836180	20	2/2/2002	9/1/2026
Longstreet 47	Star Gold Corp.	836181	20	2/2/2002	9/1/2026

	BLM Listed	NMC	Area
Claim Name	Owner	Number	(Acres)	Date Located	Renewal date
Longstreet 49	Star Gold Corp.	836182	20	2/2/2002	9/1/2026
Longstreet 101	Star Gold Corp.	836183	20	2/2/2002	9/1/2026
Longstreet 102	Star Gold Corp.	836184	20	2/2/2002	9/1/2026
Longstreet 103	Star Gold Corp.	836185	20	2/2/2002	9/1/2026
Longstreet 104	Star Gold Corp.	836186	20	2/2/2002	9/1/2026
Longstreet 105	Star Gold Corp.	836187	20	2/2/2002	9/1/2026
Longstreet 106	Star Gold Corp.	836188	20	2/2/2002	9/1/2026
Longstreet 107	Star Gold Corp.	836189	20	2/2/2002	9/1/2026
Longstreet 108	Star Gold Corp.	836190	20	2/2/2002	9/1/2026
Longstreet 12	Star Gold Corp.	843867	20	2/25/2003	9/1/2026
Longstreet 14	Star Gold Corp.	843868	20	2/25/2003	9/1/2026
Longstreet 16	Star Gold Corp.	843869	20	2/25/2003	9/1/2026
Longstreet 18	Star Gold Corp.	843870	20	2/25/2003	9/1/2026
Longstreet 20	Star Gold Corp.	843871	20	2/25/2003	9/1/2026
Longstreet 26	Star Gold Corp.	843872	20	2/25/2003	9/1/2026
Longstreet 42	Star Gold Corp.	843873	20	2/25/2003	9/1/2026
Longstreet 44	Star Gold Corp.	843874	20	2/25/2003	9/1/2026
Longstreet 46	Star Gold Corp.	843875	20	2/25/2003	9/1/2026
Longstreet 48	Star Gold Corp.	843876	20	2/25/2003	9/1/2026
Longstreet 50	Star Gold Corp.	843877	20	2/25/2003	9/1/2026
Longstreet 40	Star Gold Corp.	851568	20	2/25/2003	9/1/2026
Longstreet 118	Star Gold Corp.	851569	20	9/29/2003	9/1/2026
Longstreet 119	Star Gold Corp.	851570	20	9/29/2003	9/1/2026
Longstreet 120	Star Gold Corp.	851571	20	9/29/2003	9/1/2026
Longstreet 121	Star Gold Corp.	851572	20	9/29/2003	9/1/2026
Longstreet 122	Star Gold Corp.	851573	20	9/29/2003	9/1/2026
Longstreet 123	Star Gold Corp.	851574	20	9/29/2003	9/1/2026
Longstreet 124	Star Gold Corp.	851575	20	9/29/2003	9/1/2026
Longstreet 109	Star Gold Corp.	855021	20	2/25/2003	9/1/2026
Longstreet 110	Star Gold Corp.	855022	20	2/25/2003	9/1/2026
Longstreet 111	Star Gold Corp.	855023	20	2/25/2003	9/1/2026
Longstreet 112	Star Gold Corp.	855024	20	2/25/2003	9/1/2026
Longstreet 113	Star Gold Corp.	855025	20	2/25/2003	9/1/2026
Longstreet 114	Star Gold Corp.	855026	20	2/25/2003	9/1/2026
Longstreet 115	Star Gold Corp.	855027	20	2/25/2003	9/1/2026
Longstreet 56	Star Gold Corp.	1025831	20	7/9/2010	9/1/2026
Longstreet 57	Star Gold Corp.	1025832	20	7/9/2010	9/1/2026
Longstreet 58	Star Gold Corp.	1025833	20	7/9/2010	9/1/2026
Longstreet 59	Star Gold Corp.	1025834	20	7/9/2010	9/1/2026
Longstreet 60	Star Gold Corp.	1025835	20	7/9/2010	9/1/2026
Longstreet 61	Star Gold Corp.	1025836	20	7/9/2010	9/1/2026
Longstreet 62	Star Gold Corp.	1025837	20	7/9/2010	9/1/2026
Longstreet 63	Star Gold Corp.	1025838	20	7/9/2010	9/1/2026
Longstreet 64	Star Gold Corp.	1025839	20	7/9/2010	9/1/2026

	BLM Listed	NMC	Area
Claim Name	Owner	Number	(Acres)	Date Located	Renewal date
Longstreet 65	Star Gold Corp.	1025840	20	7/9/2010	9/1/2026
Longstreet 200	Star Gold Corp.	1073640	20	6/22/2012	9/1/2026
Longstreet 201	Star Gold Corp.	1073641	20	6/22/2012	9/1/2026
Longstreet 202	Star Gold Corp.	1073642	20	6/22/2012	9/1/2026
Longstreet 203	Star Gold Corp.	1073643	20	6/22/2012	9/1/2026
Longstreet 204	Star Gold Corp.	1073644	20	6/22/2012	9/1/2026
Longstreet 205	Star Gold Corp.	1073645	20	6/22/2012	9/1/2026
Longstreet 206	Star Gold Corp.	1073646	20	6/22/2012	9/1/2026
Longstreet 207	Star Gold Corp.	1073647	20	6/22/2012	9/1/2026
Longstreet 208	Star Gold Corp.	1073648	20	6/22/2012	9/1/2026
Longstreet 209	Star Gold Corp.	1073649	20	6/22/2012	9/1/2026
Longstreet 210	Star Gold Corp.	1073650	20	6/22/2012	9/1/2026
Longstreet 211	Star Gold Corp.	1073651	20	6/22/2012	9/1/2026
Longstreet 212	Star Gold Corp.	1073652	20	6/22/2012	9/1/2026
Longstreet 213	Star Gold Corp.	1073653	20	6/22/2012	9/1/2026
Longstreet 214	Star Gold Corp.	1073654	20	6/22/2012	9/1/2026
Longstreet 215	Star Gold Corp.	1073655	20	6/22/2012	9/1/2026
Longstreet 216	Star Gold Corp.	1073656	20	6/22/2012	9/1/2026
Longstreet 217	Star Gold Corp.	1073657	20	6/22/2012	9/1/2026
Longstreet 218	Star Gold Corp.	1073658	20	6/22/2012	9/1/2026
Longstreet 219	Star Gold Corp.	1073659	20	6/22/2012	9/1/2026
Longstreet 220	Star Gold Corp.	1073660	20	6/22/2012	9/1/2026
Longstreet 210	Star Gold Corp.	1073661	20	6/22/2012	9/1/2026
Longstreet 220	Star Gold Corp.	1073662	20	6/22/2012	9/1/2026
Longstreet 223	Star Gold Corp.	1073663	20	6/22/2012	9/1/2026
Longstreet 224	Star Gold Corp.	1073664	20	6/22/2012	9/1/2026
Longstreet 225	Star Gold Corp.	1073665	20	6/22/2012	9/1/2026
Longstreet 226	Star Gold Corp.	1073666	20	6/22/2012	9/1/2026
Longstreet 227	Star Gold Corp.	1073667	20	6/22/2012	9/1/2026
Longstreet 228	Star Gold Corp.	1073668	20	6/22/2012	9/1/2026
Longstreet 229	Star Gold Corp.	1073669	20	6/22/2012	9/1/2026
Longstreet 230	Star Gold Corp.	1073670	20	6/22/2012	9/1/2026
Longstreet 231	Star Gold Corp.	1073671	20	6/22/2012	9/1/2026
Longstreet 232	Star Gold Corp.	1073672	20	6/22/2012	9/1/2026
Longstreet 233	Star Gold Corp.	1073673	20	6/22/2012	9/1/2026
Longstreet 234	Star Gold Corp.	1073674	20	6/22/2012	9/1/2026
Longstreet 235	Star Gold Corp.	1073675	20	6/22/2012	9/1/2026
Longstreet 236	Star Gold Corp.	1073676	20	6/22/2012	9/1/2026
Longstreet 237	Star Gold Corp.	1073677	20	6/22/2012	9/1/2026
Longstreet 66	Star Gold Corp.	1080730	20	9/5/2012	9/1/2026
Longstreet 238	Star Gold Corp.	1080731	20	9/5/2012	9/1/2026
Longstreet 239	Star Gold Corp.	1080732	20	9/5/2012	9/1/2026
Longstreet 240	Star Gold Corp.	1080733	20	9/5/2012	9/1/2026
Longstreet 241	Star Gold Corp.	1080734	20	9/5/2012	9/1/2026

	BLM Listed	NMC	Area
Claim Name	Owner	Number	(Acres)	Date Located	Renewal date
Longstreet 242	Star Gold Corp.	1080735	20	9/5/2012	9/1/2026
Longstreet 243	Star Gold Corp.	1080736	20	9/5/2012	9/1/2026
Longstreet 244	Star Gold Corp.	1080737	20	9/5/2012	9/1/2026
Longstreet 245	Star Gold Corp.	1080738	20	9/5/2012	9/1/2026
Longstreet 246	Star Gold Corp.	1080739	20	9/5/2012	9/1/2026
Longstreet 247	Star Gold Corp.	1080740	20	9/5/2012	9/1/2026
Longstreet 248	Star Gold Corp.	1080741	20	9/5/2012	9/1/2026
Longstreet 301	Star Gold Corp.	1116062	20	10/21/2015	9/1/2026
Longstreet 302	Star Gold Corp.	1116063	20	10/21/2015	9/1/2026
Longstreet 303	Star Gold Corp.	1116064	20	10/21/2015	9/1/2026
Longstreet 304	Star Gold Corp.	1116065	20	10/22/2015	9/1/2026
Longstreet 305	Star Gold Corp.	1116066	20	10/23/2015	9/1/2026
Longstreet 306	Star Gold Corp.	1116067	20	10/23/2015	9/1/2026
Longstreet 307	Star Gold Corp.	1116068	20	10/24/2015	9/1/2026
Longstreet 308	Star Gold Corp.	1116069	20	10/25/2015	9/1/2026
Longstreet 309	Star Gold Corp.	1116070	20	10/26/2015	9/1/2026
Longstreet 310	Star Gold Corp.	1116071	20	10/26/2015	9/1/2026
Longstreet 311	Star Gold Corp.	1116072	20	10/26/2015	9/1/2026
Longstreet 312	Star Gold Corp.	1116073	20	10/27/2015	9/1/2026
Longstreet 313	Star Gold Corp.	1116074	20	10/20/2015	9/1/2026
Longstreet 314	Star Gold Corp.	1116075	20	10/20/2015	9/1/2026
Longstreet 315	Star Gold Corp.	1116076	20	10/20/2015	9/1/2026
Longstreet 316	Star Gold Corp.	1116077	20	10/20/2015	9/1/2026
Longstreet 317	Star Gold Corp.	1116078	20	10/20/2015	9/1/2026
			2,840

Star Gold must make annual claim filing fees ($200.00 per claim in 2026) with the Bureau of Land Management (BLM), and Nevada/Nye County claim filing fees of $12.00 per claim plus $12.00 for filing with the Nye County office at Tonopah, NV. The fiscal year ended April 30, 2026 annual claim payments totaled $30,866.

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
Fourmile Basin
WEST STONE CABIN VALLEY
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

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities with respect to mining operations and properties in the United States that are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the year ended April 30, 2026, the Company’s exploration properties were not subject to regulation by the MSHA under the Mine Act.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

General

Star Gold Corp. authorized capital stock consists of 1,000,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of July 10, 2026, there were 193,927,180 shares of Star Gold Corp. common stock issued and outstanding. The Company has not issued any shares of preferred stock.

Market Information

The Company’s shares are quoted via the OTC:QB under the symbol “SRGZ.”

At July 10, 2026, the price per share quoted on the OTCQB was $0.171.

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

During the fiscal year ended April 30, 2026, the Company issued 74,600,000 shares of its common stock associated with its private placement of $2,984,000 received in cash and 16,786,265 shares of its common stock for the conversion of $671,450 of promissory notes and convertible promissory notes and accrued interest and 560,000 common shares for services. Each unit consists of one share of common stock and one half warrant to purchase one share of common stock. Additionally during the year ended April 30, 2026, 1,416,667 options and 2,500,000 warrants were exercised for common shares and an additional 773,438 common shares were issued for services.

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Operations Information:

	For the year ended
	April 30, 2026	April 30, 2025
Revenues	$-	$-
Total operating expenses	774,959	203,028
Loss from operations	(774,959)	(203,028)
Other income (expense)	(49,891)	(54,358)
NET LOSS	$(824,850)	$(257,386)

Weighted average shares of common stock (basic and diluted)	117,747,821	97,290,810

Income (loss) per share (basic and diluted)	(0.01)	Nil

Balance Sheet Information:

	April 30, 2026	April 30, 2025
Working capital (deficit)	$2,023,819	$(670,822)
Total assets	2,851,738	707,358
Accumulated deficit	13,939,775	13,114,925
Stockholders’ equity (deficit)	2,727,386	(314,755)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

The Company maintains a corporate office in Coeur d’Alene, Idaho. This is the primary administrative office for the Company and is utilized by Chief Executive Officer Lindsay Gorrill and Chief Financial Officer Gerry Pascale.

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

The Company believes it has secured the financing required to complete the necessary steps to apply for a final permit. Additional financing will be required in the future to continue from permitting into production. Although the Company believes it will be able to source additional financing there are no guarantees any needed financing will be available at the time needed or on acceptable terms, if at all.  If the Company is unable to raise additional financing when necessary, it may have to delay exploration efforts or property acquisitions or be forced to cease operations.  Collaborative arrangements may require the Company to relinquish rights to certain of its mining claims.

RESULTS OF OPERATIONS

	For the years ended April 30,
	2026	2025	$ Change	% Change
Mineral exploration expense	$30,866	$30,866	$-	0.0%
Pre-development expense	231,565	8,794	222,771	2533.2%
Legal and professional fees	253,029	85,316	167,713	196.6%
Management and administrative	259,499	78,052	181,447	232.5%
Interest expense	2,956	805	2,151	267.0%
Interest expense, related party	50,100	53,553	(3,453)	(6.4)%
Interest (income)	(3,165)		(3,165)	n/a
NET LOSS	$824,850	$257,386	$567,464	220.5%

The Company earned no operating revenue in 2026 or 2025 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is a pre-development stage company and focused on permitting for its Longstreet property.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the year ended April 30, 2026 of $824,850 increased by $567,464 from the 2025 total net loss of $257,386.

Mineral exploration expense

	For the years ended April 30,
	2026	2025	$ Change	% Change
Claims	30,866	30,866	-	0.0%
Total mineral exploration expense	30,866	30,866	$-	0.0%

Mineral exploration expense for the year ended April 30, 2026 was $30,866  which was an increase of $nil above the 2025 mineral exploration expense of $30,866. Aside from annual claims payments, there was no additional mineral exploration expense for the year ended April 30, 2026 and 2025, respectively.

The Company’s emphasis has shifted from exploratory drilling to activities related to pre-development expense including environmental and anthropological studies associated with building a Plan of Operations and obtaining a permit to construct a mine at the Longstreet site.

Pre-development expense

	For the years ended April 30,
	2026	2025	$ Change	% Change
Field expense	$20,896	$5,169	$15,727	304.3%
Permits and fees	139,553	-	139,553	n/a
Technical consultants	69,535	3,625	65,910	1,818.2%
Water rights costs	1,581	-	1,581	n/a
Total pre-development expense	$231,565	$8,794	$222,771	2,533.2%

Pre-development expense for the year ended April 30, 2026 was $231,565, an increase of  $222,771 from 2025 pre-development expense of $8,794.

The Company is currently working with engineering firms for development of a full Plan of Operations and Mine Schedule for development and eventual submission of an application to permit construction of a heap leach mining operation on the Longstreet Property. The Company is also working with engineering firms in preparation for the drilling of monitor and water-course wells on the Longstreet property site to determine suitability for future mining and leach pad operations.

Legal and professional fees

	For the years ended April 30,
	2026	2025	$ Change	% Change
Audit and accounting	$49,378	$34,590	$14,788	42.8%
Legal fees	151,124	12,261	138,863	1,132.6%
Public company expense	48,047	38,387	9,660	25.2%
Investor relations	4,480	78	4,402	5,643.6%
Total legal and professional fees	$253,029	$85,316	$167,713	196.6%

Audit and accounting fees for the year ended April 30, 2026 increased by $14,788 compared to the year ended April 30, 2025.

Legal fees increased $138,863 from $12,261 for the year ended April 30, 2025 to $151,124 for the year ended April 30, 2026. The increase in legal fees for the year ended April 30, 2026 was due to an increased need for legal services related to compliance, SEC filings, property transfer and corporate transaction matters. There are no pending legal issues or contingencies as of April 30, 2026.

Public company expense increased $9,660 due to increase in filing fees, SEC requirements and software requirements.

Management and administrative expense

	For the years ended April 30,
	2026	2025	$ Change	% Change
General administrative and insurance	$140,837	$41,279	$99,558	241.2%
Management fees and payroll	89,373	30,000	59,373	197.9%
Office and computer expense	5,981	2,435	3,546	145.6%
Auto and travel	22,670	3,959	18,711	472.6%
Telephone and utilities	638	379	259	68.3%
Total management and administrative	$259,499	$78,052	$181,447	232.5%

Total management and administrative expense increased $181,447 for the year ended April 30, 2026 to $259,499 compared to $78,052 for the year ended April 30, 2025. This increase was mainly due to General administrative and insurance and Management fees as the Company transitions into an active public company, meeting all SEC filings and requirements and supporting the pre-development efforts.

LIQUIDITY AND FINANCIAL CONDITION

	April 30, 2026	April 30, 2025
WORKING CAPITAL
Current assets	$2,148,171	$15,791
Current liabilities	124,352	686,613
Working capital (deficit)	$2,023,819	$(670,822)

	For the year ended
	April 30, 2026	April 30, 2025
CASH FLOWS
Cash flow used by operating activities	$(929,165)	$(157,294)
Cash flow used by investing activities	(12,000)	(12,000)
Cash flow provided by financing activities	2,861,000	175,500
Net change in cash during period	$1,919,835	$6,206

As of April 30, 2026, the Company had cash on hand of $1,931,209. On February 27, 2026 the Company closed a private placement for the issuance of 74,600,000 units at a price of $0.04 per unit, generating proceeds of $2,984,000. Each unit consists of one share of common stock and one-half warrant to purchase one share of common stock. The warrants are exercisable at $0.08 per full share and expire twelve months from the date of issuance.

In addition, the Company converted $671,450 of existing debt and accrued interest to 16,786,265 units at a price of $0.04 per unit. Each unit consists of one share of common stock and one-half warrant to purchase one share of common stock. The warrants are exercisable at $0.08 per full share and expire twelve months from the date of issuance.

The Company also used the proceeds of the February 27, 2026 fund raise to pay off the $341,108 remaining debt and interest that was not converted. and issued 1,333,438 common shares for services during the year ended April 30, 2026.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold any derivative instruments and does not engage in any hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited financial statements as of April 30, 2026, including:

34	Reports of Independent Registered Public Accounting Firm (PCAOB ID:444);
35	Reports of Independent Registered Public Accounting Firm (PCAOB ID:3627);
36	Balance Sheets as of April 30, 2026 and 2025;
37	Statements of Operations for the years ended April 30, 2026 and 2025;
38	Statement of Changes in Stockholders’ Equity (Deficit) for the years ended April 30, 2026 and 2025;
39	Statements of Cash Flows for the years ended April 30, 2026 and 2025;
40	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Star Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Star Gold Corp. (“the Company”) as of April 30, 2026 and the related statements of operations, changes in stockholders’ equity(deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2026.

Spokane, Washington

July 22, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Star Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Star Gold Corp. (“the Company”) as of April 30, 2025 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ Assure CPA, LLC

We have served as the Company’s auditor since 2011.

Spokane, Washington

September 8, 2025

STAR GOLD CORP.

BALANCE SHEETS

	April 30, 2026	April 30, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,931,209	$11,374
Other current assets (NOTE 5)	216,962	4,417
TOTAL CURRENT ASSETS	2,148,171	15,791
MINING INTEREST (NOTE 4)	614,167	602,167
RECLAMATION BOND	89,400	89,400

TOTAL ASSETS	$2,851,738	$707,358

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$124,352	$88,606
Accrued interest, related parties	-	120,507
Current portion, promissory notes, related party	-	15,000
Current portion, convertible promissory notes, related parties	-	462,500
TOTAL CURRENT LIABILITIES	124,352	686,613
LONG TERM LIABILITIES:
PROMISSORY NOTE, RELATED PARTY, net of current portion (NOTE 7)	-	170,500
CONVERTIBLE PROMISSORY NOTES, RELATED PARTIES, net of current portion (NOTE 7)	-	165,000

TOTAL LIABILITIES	124,352	1,022,113

COMMITMENTS AND CONTINGENCIES (NOTE 4)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 1,000,000,000 shares authorized; 193,927,180 shares issued and outstanding April 30, 2026, 97,290,810 issued and outstanding April 30, 2025	193,927	97,291
Additional paid-in capital	16,473,234	12,702,879
Accumulated deficit	(13,939,775)	(13,114,925)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,727,386	(314,755)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,851,738	$707,358

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF OPERATIONS

	For the years ended
	April 30, 2026	April 30, 2025
OPERATING EXPENSE
Mineral exploration expense	$30,866	$30,866
Pre-development expense	231,565	8,794
Legal and professional fees	253,029	85,316
Management and administrative	259,499	78,052
TOTAL OPERATING EXPENSES	774,959	203,028
LOSS FROM OPERATIONS	(774,959)	(203,028)
OTHER INCOME (EXPENSE)
Interest income	3,165	-
Interest expense	(2,956)	(805)
Interest expense, related party	(50,100)	(53,553)
TOTAL OTHER INCOME (EXPENSE)	(49,891)	(54,358)
NET LOSS BEFORE INCOME TAXES	(824,850)	(257,386)
Provision (benefit) for income tax	-	-
NET LOSS	$(824,850)	$(257,386)
Basic and diluted loss per share	(0.01)	Nil
Basic and diluted weighted average number shares outstanding	117,747,821	97,290,810

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended April 30, 2026 and 2025

	Common stock				Total
	Shares	Par Value	Additional	Accumulated	Stockholders’
			Paid-in Capital	Deficit	Equity (Deficit)

BALANCE, April 30, 2024	97,290,810	$97,291	$12,702,879	$(12,857,539)	$(57,369)
Net loss	-	-	-	(257,386)	(257,386)
BALANCE, April 30, 2025	97,290,810	97,291	12,702,879	(13,114,925)	(314,755)
Shares issued for warrant exercise	2,500,000	2,500	47,500	-	50,000
Shares issued for the sale of stock and warrants	74,600,000	74,600	2,909,400	-	2,984,000
Shares issued for conversion of promissory notes and convertible promissory notes	13,875,000	13,875	541,125	-	555,000
Shares issued for the conversion of accrued interest	2,911,265	2,911	113,539	-	116,450
Shares issued for options exercise	1,416,667	1,417	83,583	-	85,000
Shares issued for services	1,333,438	1,333	75,208	-	76,541
Net loss	-	-	-	(824,850)	(824,850)
BALANCE, April 30, 2026	193,927,180	$193,927	$16,473,234	$(13,939,775)	$2,727,386

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

STATEMENTS OF CASH FLOWS

	For the years ended
	April 30, 2026	April 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(824,850)	$(257,386)
Adjustments to reconcile net loss to net cash used by operating activities
Share based compensation	76,541	-
Changes in operating assets and liabilities:
Other current assets	(212,545)	(2,611)
Accounts payable and accrued liabilities	35,746	49,148
Accrued interest, related parties	(4,057)	53,555
Net cash used by operating activities	(929,165)	(157,294)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Net cash used by investing activities	(12,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	2,984,000	-
Payments on promissory notes, related parties	(396,000)	-
Proceeds from promissory notes, related parties	138,000	135,500
Proceeds from convertible promissory notes, related parties	-	40,000
Proceeds from warrants exercise	50,000	-
Proceeds from options exercise	85,000	-
Net cash provided by financing activities	2,861,000	175,500
Net increase (decrease) in cash and cash equivalents	1,919,835	6,206

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,374	5,168

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,931,209	$11,374

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$60,067	$805
Non-cash investing and financing activities
Shares and warrants issued for accrued interest	116,450
Shares and warrants issued upon promissory notes and convertible promissory notes conversion, related party	555,000

The accompanying notes are an integral part of these financial statements.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2026

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

Going Concern

In its financial statements for the year ended April 30, 2025, and in each of its subsequent Quarterly Reports on Form 10-Q, the Company disclosed that substantial doubt existed about its ability to continue as a going concern.  This conclusion was principally based on the Company's history of recurring losses from operations, negative cash flows from operations, and its reliance on external financing to fund exploration activities and meet its obligations as they became due. Management had determined that, absent additional financing, the Company might not have sufficient liquidity to fund its operations and meet its obligations within one year after the date those financial statements were issued.

During the year ended April 30, 2026, the Company raised $2,984,000 through the issuance of equity and extinguished $671,450 of existing promissory and convertible promissory notes. Management evaluated the magnitude and timing of these events and determined that they were sufficient to mitigate the liquidity constraints previously identified.

As shown in the accompanying balance sheet as of April 30, 2026, the Company had an accumulated deficit of $13,939,775, working capital of $2,023,819, no outstanding debt, and cash on hand of $1,931,209. Based on management's evaluation of these facts, and giving effect to the equity raise and debt extinguishment described above, management has concluded that it is probable that the Company has sufficient liquidity to meet its obligations as they become due within one year after the date these financial statements are issued. Accordingly, management has determined that the substantial doubt about the Company's ability to continue as a going concern previously disclosed has been alleviated.

To the extent the Company receives additional proceeds from warrant exercises or share sales, it may expand its drilling program and accelerate spending in areas expected to provide the most benefit in preparing for production in the near term.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. As of April 30, 2026, the Company had $1,931,209 of cash and cash equivalents, of which, $1,681,209 exceeded the FDIC insurance limits.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2026

Reclamation bond

The Reclamation bond constitutes cash held as collateral for the faithful performance of the bond securing exploration permits and are accounted for on a cost basis.

Financial Instruments

The Company’s financial instruments as of April 30, 2026 include cash and cash equivalents and reclamation bonds.  The Company’s financial instruments as of April 30, 2025 include cash and cash equivalents, reclamation bonds and convertible promissory notes.

Cash and cash equivalents and reclamation bonds are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at April 30, 2026 and 2025.  The fair value of convertible promissory notes at April 30, 2025 was $957,197 based on the trading price of potentially converted shares on that date.

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

At April 30, 2026 and 2025, the Company had no assets or liabilities accounted for at fair value on a recurring basis.

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

APRIL 30, 2026

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including mining interest, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is assessed by comparing the carrying amount of the long-lived asset to the undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount exceeds those undiscounted cash flows, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the fair value of the long-lived asset.

Stock-based Compensation

The Company estimates the fair value of options to purchase common stock using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. Options granted have a ten-year maximum term and varying vesting periods as determined by the Board of Directors. The fair value of common stock awarded is determined based on the closing price of the Company's common stock on the grant date of the award. When the Company issues units comprising common stock and warrants for compensation, the fair value of the units is determined by reference to the price of the most recent sale of identical units for cash, which the Company considers the best available evidence of the fair value of the instruments issued.

Segment reporting

The Company operates as a single operating segment. All financial information is presented on a consolidated basis and reviewed by the Company’s Chief Executive Officer as the Chief Operating Decision Maker (CODM). The CODM uses net loss, as presented in the statement of operations, to assess segment performance and allocate resources. The measure of segment assets is reported on the balance sheet as total assets.

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

Reclassifications

Certain reclassifications have been made to the 2025 financial statements in order to conform to the 2026 presentation. These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2026

New Accounting Pronouncements

Accounting Standards Updates Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this update are effective on January 1, 2025 for annual periods beginning after December 15, 2024, and early adoption is permitted. We adopted this guidance which resulted in additional required disclosures included in our financial statements for the year ended April 30, 2026 and income tax disclosure for the comparative year ended April 30, 2025 were modified retrospectively to include the new requirements.

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

NOTE 3– EARNINGS PER SHARE

The outstanding securities at  April 30, 2026 and 2025 that could have a dilutive effect are as follows:

	April 30, 2026	April 30, 2025
Stock options	-	2,500,000
Convertible promissory notes and accrued interest, related parties	-	31,681,653
Warrants	45,973,125	2,000,000

TOTAL POSSIBLE DILUTIVE SHARES	45,973,125	36,181,653

For the years ended April 30, 2026 and 2025, respectively, the effect of the Company’s outstanding stock options, warrants and convertible promissory notes, related parties and associated accrued interest would have been anti-dilutive and are excluded in the calculation of diluted EPS.

NOTE 4–MINING INTEREST

The following is a summary of the Company’s mining interest at April 30, 2026 and April 30, 2025.

	April 30, 2026	April 30, 2025
Mining interest - Longstreet	$614,167	$602,167

TOTAL MINING INTEREST	$614,167	$602,167

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2026

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

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the years ended April 30, 2026 and 2025, respectively, the Company paid the annual $12,000 advance royalty on the Longstreet Property.

At  April 30, 2026 and 2025, the Company has a reclamation bond of $89,400 with the United States Department of Agriculture-Forest Service to increase the Reclamation Bond as collateral on the Longstreet Property. The bond is collateral on reclamation of planned drilling activities on the Longstreet Property and is refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5 –OTHER CURRENT ASSETS

The following is a summary of the Company’s Other Current Assets at April 30, 2026 and 2025:

	April 30, 2026	April 30, 2025
Prepaid insurance	$38,369	$4,417
Deferred Offering Costs	178,593	-
Total	$216,962	$4,417

As at April 30, 2025, the Company’s prepaid expenses were made up of prepaid insurance expense. As at April 30, 2026, the Company’s prepaid expenses were made up of prepaid insurance expense and deferred offering costs.

NOTE 6 - INCOME TAXES

There was no income tax provision (benefit) for the years ended April 30, 2026 and 2025. The components of the Company’s net deferred tax assets are as follows:

	April 30, 2026	April 30, 2025
Deferred tax asset
Net operating loss carryforward	$2,372,500	$2,177,800
Stock-based compensation	45,100	38,000
Mining interests	122,000	118,200
Other	2,800	2,800
Total deferred tax assets	2,542,400	2,336,800
Valuation allowance	(2,542,400)	(2,336,800)
NET DEFERRED TAX ASSETS	$-	$-

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax assets, a valuation allowance equal to 100% of the deferred tax assets has been recorded at April 30, 2026 and 2025.

STAR GOLD CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2026

The income tax expense (benefit) for the years ended April 30, 2026 and 2025 differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income (loss) due to the following:

	April 30, 2026		April 30, 2025
Income tax benefit computed at statutory rate	$(173,100)	(21.0)%	$(54,000)	(21.0)%
Idaho state income tax, net of federal income tax effect	-	0.0%	-	0.0%
Valuation allowance	171,422	20.8%	47,602	(18.5)%
Nontaxable or nondeductible items	2,595	0.3%	6,398	(2.5)%
Other adjustments: effect of change in Idaho state tax rate	(917)	(0.1)%	-	0.0%
TOTAL INCOME TAX PROVISION (BENEFIT)	$-	-%	$-	-%

At April 30, 2026, the Company had federal and state net operating loss carry forwards of approximately $9,440,000 , of which $4,845,000 expires between 2027 and 2039.  The remaining balance of approximately $4,595,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and penalties within operating expenses. The Company’s federal income tax returns for fiscal years 2022 through 2025 remain open and subject to examination. Tax attributes from prior years can be adjusted during an IRS audit.

NOTE 7– RELATED PARTIES TRANSACTIONS

At April 30, 2025, the Company had Promissory notes, related parties of $185,500 in principal and $12,453 in accrued interest and Convertible promissory notes, related parties of $627,500 in principal and $108,054 in accrued interest.  During the years ended April 30, 2026 and 2025, the Company borrowed $138,000 and $175,500.  During the years ended April 30, 2026 and 2025, the Company paid $396,000 and $nil on the notes.  During the year ended April 30,2026, all outstanding notes and related accrued interest were settled resulting in no outstanding balances at April 30,2026.

On February 26, 2026, the Company converted $671,450 of existing promissory notes and convertible promissory note and accrued interest to 16,786,265 common stock units at a price of $0.04 per unit. Each unit consists of one share of common stock and one-half warrant to purchase one share of common stock. The price per unit was determined by reference to the price of the most recent sale of identical units for cash (see Note 8), which the Company considers the best available evidence of the fair value of the instruments issued. The Company did not record any gain or loss on the extinguishment of the promissory notes and accrued interest as the fair value of the units issued for consideration was equal to the carrying amount.

For the years ended April 30, 2026 and 2025, the Company recognized interest expense, related parties of $50,100 and $53,553,  respectively.   At April 30, 2026 and April 30, 2025, the balance of accrued interest due to related parties is $nil and $120,507, respectively.

During the year ended April 30, 2026, the Company incurred $40,666 in fees for the services of its Chief Financial Officer, Gerry Pascale, which were provided through SeatonHill Partners, LP, of which Mr. Pascale is a CFO Partner. These fees are included in management and administrative Fees in the statements of operations. As of April 30, 2026, $11,850 payable to SeatonHill Partners, LP remained outstanding and is included in accounts payable and accrued liabilities on the balance sheet.

NOTE 8 – STOCKHOLDERS’ EQUITY

For the year ended April 30, 2026, the Company issued 96,636,370 shares of its common stock. The Companies share activity for the year ended April, 30, 2026 is as follows:

●	Issued 2,500,000 shares of its common stock associated with the exercise of warrants at $0.02 per share for a total of $50,000;
●

Issued 74,600,000 shares of common stock in connection with a private placement of 74,600,000 units at a price of $0.04 per unit, for aggregate gross cash proceeds of $2,984,000. Each unit consisted of one share of common stock and one-half of one common stock purchase warrant (see Note 9);

●

Issued 16,786,265 shares of its common stock for the conversion of $671,450 of promissory notes and convertible promissory notes and accrued interest at a price of $0.04 per unit.  Each unit consisted of one share of common stock and one-half of one common stock purchase warrant (see Note 9);

●	Issued 1,416,667 common stock shares through exercise of stock options for $85,000;
●	Issued 1,333,438 shares issued for services with a fair value of $76,541 during the year ended April 30, 2026.

NOTE 9 – WARRANTS

As disclosed in Note 8, the Company sold units that contained a warrant to purchase one-half share of common stock. The warrants are exercisable at $0.08 per full share and expire twelve months from the date of issuance. During the year ended April 30, 2026, the Company issued an additional 500,000 warrants to a current warrant holder in connection with the exercise of warrants issued in 2021 that were due to expire. Additionally during the year ended April 30, 2026, 2,500,000 warrants were exercised at $0.02 per share.

The following is a summary of the Company’s warrants outstanding:

		Weighted Average
	All warrants	Exercise Price
Balance outstanding at April 30, 2025	2,000,000	$0.02
Issued to existing warrantholder	500,000	0.02
Exercised	(2,500,000)	$(0.02)
Expired or forfeited	-
Warrants issued with units	45,973,125	$0.08
Warrants issued for cash	37,300,000
Warrants issued for debt and interest	8,393,125
Warrants issued for services	280,000
Balance outstanding at April 30, 2026	45,973,125	$0.08

The composition of the Company’s warrants outstanding at April 30, 2026 is as follows:

Issue Date	Expiration Date	Warrants	Exercise Price	Remaining life (years)
February 26, 2026	February 26, 2027	45,973,125	$0.08	0.83
		45,973,125	$0.08	0.83

During the year ended April 30, 2025 the Company had no warrants issued, expired or exercised.

NOTE 10 - STOCK OPTIONS

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

APRIL 30, 2026

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

The Company has no stock options outstanding as at April 30, 2026. The Company issued no stock options during the years ended April 30, 2026 and 2025.

During the year ended April 30, 2026, 1,416,667 options were exercised at a price of $0.06 per share and 1,083,333 options expired. During the year ended April 30, 2026, the intrinsic value of options exercised was $103,550. These options were granted under the 2011 Stock Option/Restricted Stock Plan.

Summary:

The following is a summary of the Company’s stock options outstanding and exercisable:

		Weighted Average
	All options	Exercise Price
Balance outstanding at April 30, 2025	2,500,000	$0.06
Exercised	(1,416,667)	$(0.06)
Expired or forfeited	(1,083,333)	$(0.06)
Balance outstanding at April 30, 2026	-	$-

NOTE 11 - SUBSEQUENT EVENTS

On June 12, 2026 the Company issued 9,900,000 options to purchase common shares at $0.18 per share to officers and directors. The Shares vest every 6 months for 3 years. The options expire after 5 years from date of issuance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended April 30, 2026 and 2025 there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the years ended April 30, 2026 and 2025, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of April 30, 2026, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of April 30, 2026 because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

While the Company does adhere to internal controls and processes that were designed and implemented based on the COSO report, the Company operated with a limited staff for much of the fiscal year, making it difficult to maintain appropriate segregation of duties in the initiating and recoding of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure withing the annual or interim financial statements may not be prevented or detected.

Changes in internal controls over financial reporting

During the quarter ended April 30, 2026, the Company brought Lindsay Gorrill on as CEO. In addition, the Company hired a fractional CFO, Gerard Pascale to oversee the finance, treasury, accounting and reporting functions. The Company also utilizes an accounting service to handle day to day accounting activities. As the Company continues to ramp its activity through the permitting process for its Longstreet Property, it has expanded its management team in order to address prior internal control issues over financial reporting. Due to the changes to internal controls implemented in Q4 2026, the Company believes it has addressed lack of segregation of duties material weakness for future reporting periods. The Company will continue monitoring the changes to internal controls and the effectiveness going forward.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their age and titles are as follows:

Name	Age	Position
Lindsay Gorrill	63	Chief Executive Officer and Director
Gerard Pascale	57	Chief Financial Officer and Corporate Secretary
David Segelov	58	Director
Thomas Power	62	Director

Set forth below is a brief description of the background and business experience of the Company’s officers and directors:

Lindsay E. Gorrill – Chief Executive Officer and Director

Mr. Gorrill is a Chartered Accountant with Finance and Marketing degrees. He has 30+ years of experience in acquisitions, developing and building companies, financial markets, and global exposure. Mr. Gorrill has been a member of the Company's Board of Directors since July 2007. He currently serves as the Chief Executive Officer and has previously served as the President, Chairman of the Board and Treasurer of the Company. Mr. Gorrill has also served as a member of the Board of Directors of Latera Ventures Corp, a company quoted via the OTC Markets. Additionally, he has served as the President, Chief Operating Officer, and member of the Board of Directors of Berkley Renewables Inc., a company listed on the TSX Venture Exchange.

Gerard Pascale – Chief Financial Officer and Corporate Secretary

Mr. Pascale has in excess of 20 years of senior financial leadership experience, including public company financial reporting, capital markets, SEC compliance and governance. Mr. Pascale is currently a CFO Partner at SeatonHill Partners, LP, where he has served since November 2025. Prior to joining SeatonHill, he was the Founds and Managing Member of SC Financial Group, LLC, advising U.S. and international clients on CFO leadership, valuation, financial modeling, capital formation, and the financial and regulatory responsibilities of public companies. Previously, Mr. Pascale served as Chief Financial Officer of Netfin Acquisition Corp., a NASDAQ-listed special purpose acquisition company, where he oversaw accounting, finance, and treasury functions, including all SEC financial reporting. Mr. Pascale has also served as CFO and Audit Committee Chairman of NASDAQ-listed companies, supported listings on U.S. and international exchanges, and helped companies raise capital while establishing the financial systems and controls required of growth-stage and newly public companies.

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

Thomas Power – Director

Tom Power is a seasoned executive with 38 years of distinguished leadership in the precious metals and minting industries. Beginning his career with Johnson Matthey Ltd., he immigrated to the U.S. in 1997 to join Sunshine Minting, Inc., where he acquired 100% ownership in 2007 and served as President and CEO until 2026. Under his strategic vision, he transformed Sunshine Minting from a small regional supplier into a multinational enterprise with 300+ employees and operations spanning the United States and China, serving world-class sovereign mints and major financial institutions. Recently completing the successful sale of his remaining interests in Sunshine Minting, Mr. Power now serves as Special Advisor to the Executive Team and Director of Star Gold Corporation, an exploration-stage company focused on precious and base metals prospects in Nevada. He holds a Business Administration Diploma from Wilfrid Laurier University and a Bachelor of Commerce degree from the University of Windsor.

TERM OF OFFICE

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of its stockholders or until a replacement is duly elected or until removed from office in accordance with the Company’s Bylaws. The Company’s officers are appointed by the Board of Directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

The Company has no employees.

AUDIT COMMITTEE

Star Gold Corp. is not a listed issuer and as such the Company’s Board of Directors is not required to maintain a separately designated standing audit committee. However, the Company has voluntarily chosen to establish an audit committee that consists of directors David Segelov and Tom Power, with David Segelov serving as Audit Committee Chair. Although neither member of the audit committee is independent both have the requisite educational and professional background to be considered as financial experts.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based on the Company’s review it believes that all required reports of Reporting Persons were filed for the year ended April 30, 2026.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by the Company’s named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-X during the fiscal year ended April 30, 2026:

Non- Qualified
					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation	All other
	Salary	Bonus (a)	Awards	Awards	Compensation	Earnings	compensation	Total
(amounts in dollars)
Lindsay Gorrill, Chief Executive Officer and Director
2026	$30,000	$-	$-	$-	$-	$-	$4,707	$34,707
2025	-	-	-	-	-	-	-	-
2024	-	-	-	-	-	-	-	-
Gerard Pascale, Chief Financial Officer and Secretary
2026	$44,666 (a)	$-	$-	$-	$-	$-	$-	$44,666
2025	-	-	-	-	-	-	-	-
2024	-	-	-	-	-	-	-	-
Kelly Stopher, Chief Financial Officer (former)
2026	$-	$-	$-	$-	$-	$-	$10,000 (b)	$10,000
2025	-	-	-	-	-	-	30,000 (b)	30,000
2024	-	-	-	-	-	-	30,000 (b)	30,000
David Segelov, Director
2026	$-	$-	$-	$-	$-	$-	$-	$-
2025	-	-	-	-	-	-	-	-
2024	-	-	-	-	-	-	-	-
Thomas Power, Director
2026	$-	$-	$-	$-	$-	$-	$-	$-
2025	-	-	-	-	-	-	-	-
2024	-	-	-	-	-	-	-	-

(a)

Mr. Pascale provides all CFO services through SeatonHill Partners, LP, where he is a CFO Partner. SeatonHill Partners, LP, is an independent contractor, with consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company.

(b)

Mr. Stopher provides all services typical of an accounting department for a small company. Mr. Stopher’s firm, Palouse Advisory Partners, LLC, is an independent contractor, with business management and consulting interests with other companies that are independent of the consulting agreement he currently has in place with the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of April 30, 2026 the Company did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of April 30, 2026 by: (i) each person (including any group) known to it to own more than five percent (5%) of any class of its voting securities, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

		Amount and
	Name and Address of	Nature of Beneficial		Percentage of
Title of Class	Beneficial Owner	Ownership		Common Stock
DIRECTORS AND EXECUTIVE OFFICERS
Common stock	Lindsay Gorrill	31,356,913	(1) (2)	15.7%	(2)
	Coeur d’Alene, ID (CEO and Director)
Common stock	David Segelov	3,757,091		1.9%	(3)
	Bergenfield, NJ (President and Director)
Common stock	Thomas Power	4,808,725		2.5%	(4)
	Henderson, NV (Director)
Common stock	Gerard Pascale	250,000		0.0%	(5)
	Bluffton, SC (CFO and Secretary)
Common stock	All Directors and Officers as a Group	40,172,729		20.0%	(6)

(1)	Includes 31,356,913 common shares held directly by Chief Executive Officer and Director (Direct ownership) of which 3,441,779 common shares are held by the spouse of the Chief Executive Officer;

(2)	Gorrill: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Warrants owned) = 31,356,913/(193,927,180+0+5,676,375) = 15.7%

(3)	Segelov: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 3,757,091/(193,927,180+0+1,234,638) = 1.9%

(4)	Power: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 4,808,725/(193,927,180+0+193,863) = 2.5%

(5)	Pascale: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 250,000/(193,927,180+0+125,000) = 0.0%

(6)	All officers and directors: Shares Beneficially owned divided by (Current common shares outstanding + Options owned + Convertible notes owned) = 40,172,729/(193,927,180+0+7,229,876) = 20.0%

		Amount and Nature of	Percentage of
5% STOCKHOLDERS		Beneficial Ownership	Common Stock
Common stock	Lindsay Gorrill, Coeur d’Alene, ID	31,356,913	15.7%
Common stock	Myrmikan Gold Fund, LLC	26,976,707	13.2%

Notes: Based on 193,927,180 shares of the Company’s common stock issued and outstanding as of July 14, 2026, Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2026.

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

During the fiscal year ended April 30, 2026, the Company engaged Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as its independent registered public accounting firm to audit the Company’s annual financial statements. Assure CPA, LLC (“Assure”) served as the Company’s independent registered public accounting firm for the reviews of the Company’s interim financial statements during the fiscal year ended April 30, 2026, and for the audit of the Company’s annual financial statements for the fiscal year ended April 30, 2025.

The following table presents the aggregate fees for professional services rendered by Sadler Gibb and Assure for the fiscal years ended April 30, 2026 and April 30, 2025:

	Sadler, Gibb & Associates, LLC	Assure CPA, LLC	Assure CPA, LLC
Fiscal Year Ended	April 30, 2026	April 30, 2026	April 30, 2025
Audit Fees (1)	$27,500	$10,500	$34,500
Audit-Related Fees (2)	—	—	—
Tax Fees (3)	—	—	—
All Other Fees (4)	—	—	—
Total	$27,500	$10,500	$34,500

(1)  Audit Fees. Consists of fees for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services normally provided in connection with statutory and regulatory filings or engagements. Sadler Gibb’s fees relate to the audit of the financial statements for the fiscal year ended April 30, 2026. Assure’s fees for the fiscal year ended April 30, 2026 relate to the reviews of the Company’s interim financial statements during that year. Fees are presented on the basis of services rendered for the applicable fiscal year, regardless of when billed or paid.

(2)  Audit-Related Fees. Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees. There were no such fees during the fiscal years ended April 30, 2026 and April 30, 2025.

(3)  Tax Fees. Consists of fees for professional services for tax compliance, tax advice, and tax planning. Neither Sadler Gibb nor Assure provided tax services to the Company during the fiscal years ended April 30, 2026 and April 30, 2025.

(4)  All Other Fees. Consists of fees for products and services other than those reported above. There were no such fees during the fiscal years ended April 30, 2026 and April 30, 2025.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

10.3	Property Option Agreement dated January 15, 2010 between Minquest, Inc., and Star Gold Corp.(3)

10.4	Amendment to Longstreet Property Option Agreement dated December 10, 2014 between Minquest, Inc. and Star Gold Corp.(3)

10.5	Amendment to Longstreet Property Option Agreement dated January 5, 2016 between Minquest, Inc. and Star Gold Corp.(3)

10.6	Option and Lease of Water Rights Agreement dated January 19, 2017 between Stone Cabin Company, LLC and Star Gold Corp.(3)

10.7	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.(4)

10.8	2019 Amendment to Longstreet Property Option Agreement(5)

10.9	Gorrill Consulting Agreement(6)

10.10	Segelov Consulting Agreement(6)

10.11	Stopher Consulting Agreement(6)

10.12	Coombs Consulting Agreement(6)

10.13	Gorrill Convertible Note(10)

10.14	Segelov Convertible Note(10)

10.15	Stopher Convertible Note(10)

10.16	Coombs Convertible Note(10)

14.1	Code of Ethics.(2)

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibits

99.1	Shareholder Letter January 23, 2017(7)

99.2	Shareholder Letter March 20, 2018(8)

99.3	Longstreet Property Press Release August 14, 2019(5)

99.4	Shareholder Letter September 10, 2019(9)

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.

(2)	Filed with the SEC on February 02, 2012 as an exhibit to Form 8-K.

(3)	Filed with the SEC, on July 22, 2019, as an exhibit to Form 10-K.

(4)	Filed with the SEC, on August 25, 2017, as an exhibit to Form 8-K.

(5)	Filed with the SEC, on August 14, 2019, as an exhibit to Form 8-K.

(6)	Filed with the SEC, on May 6, 2021, as an exhibit to Form 8-K.

(7)	Filed with the SEC, on January 25, 2017, as an exhibit to Form 8-K.

(8)	Filed with the SEC, on March 21, 2018, as an exhibit to Form 8-K.

(9)	Filed with the SEC, on September 11, 2019, as an exhibit to Form 8-K.

(10)	Filed with the SEC, on December 15, 2021, as an exhibit to Form 10-Q.

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

STAR GOLD CORP.

Date:	July 22, 2026		/s/ LINDSAY GORRILL

		By:	Lindsay Gorrill
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	July 22, 2026		/s/ GERARD PASCALE

		By:	Gerard Pascale
Chief Financial Officer and Corporate Secretary/Treasurer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 22, 2026	By:	/s/ THOMAS J. POWER
Thomas J. Power
Director

Date:	July 22, 2026		/s/ DAVID SEGELOV
		By:	David Segelov
Director