Form 10-Q
period 2026-07-31
Star Gold Corp.
filed 2026-09-14
CIK 1401835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2026

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

Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and the link to filings every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit filed). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act). (Check one):

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

As of August 31st, 2026 there were 204,536,230 shares of registrant’s common stock, $0.001 par value, issued and outstanding.

Contents

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STAR GOLD CORP.
CONDENSED INTERIM BALANCE SHEETS (UNAUDITED)

	July 31, 2026	April 30, 2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,965,745	$1,931,209
Other current assets (NOTE 5)	203,366	216,962
TOTAL CURRENT ASSETS	2,169,111	2,148,171
MINING INTEREST (NOTE 4)	626,167	614,167
RECLAMATION BOND (NOTE 4)	189,400	89,400
OTHER ASSETS – NON-CURRENT (NOTE 5)	12,777	-
TOTAL ASSETS	$2,997,455	$2,851,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$417,382	$124,352
TOTAL CURRENT LIABILITIES	417,382	124,352
TOTAL LIABILITIES	417,382	124,352
COMMITMENTS AND CONTINGENCIES (NOTE 4)	-	-
STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 1,000,000,000 shares authorized; 203,923,730 and 193,927,180 shares issued and outstanding as of July 31, 2026 and April 30, 2026, respectively.	203,924	193,927
Additional paid-in capital	17,307,762	16,473,234
Accumulated deficit	(14,931,613)	(13,939,775)
TOTAL STOCKHOLDERS’ EQUITY	2,580,073	2,727,386
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,997,455	$2,851,738

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended July 31,
	2026	2025
OPERATING EXPENSE
Mineral exploration expense	$78,343	$30,866
Pre-development expense	469,683	13,989
Professional fees	97,957	42,366
Management and administrative	353,421	27,429

TOTAL OPERATING EXPENSES	999,404	114,650
LOSS FROM OPERATIONS	(999,404)	(114,650)
OTHER INCOME (EXPENSE)
Interest income	7,566	-
Interest expense, related parties	-	(15,734)
TOTAL OTHER INCOME (EXPENSE)	7,566	(15,734)
NET LOSS BEFORE INCOME TAXES	(991,838)	(130,384)
Provision for income taxes	-	-
NET LOSS	$(991,838)	$(130,384)
Basic and diluted loss per share	$(0.01)	$Nil
Basic and diluted weighted average shares outstanding	196,205,897	97,290,810

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three months ended July 31, 2026 and 2025

	Common stock				Total
	Shares	Par Value	Additional	Accumulated	Stockholders’
			Paid-in Capital	Deficit	Equity (Deficit)

BALANCE, April 30, 2025	97,290,810	$97,291	$12,702,879	$(13,114,925)	$(314,755)
Net loss				(130,384)	(130,384)
BALANCE, July 31, 2025	97,290,810	$97,291	$12,702,879	$(13,245,309)	$(445,139)

BALANCE, April 30, 2026	193,927,180	$193,927	$16,473,234	$(13,939,775)	$2,727,386
Shares issued for warrant exercise	9,785,613	9,786	773,063		782,849
Shares issued for services	210,937	211	14,555		14,766
Stock based compensation - options			46,910		46,910
Net loss				(991,838)	(991,838)
BALANCE, July 31, 2026	203,923,730	$203,924	$17,307,762	$(14,931,613)	$2,580,073

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
CONDENSED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	July 31, 2026	July 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(991,838)	$(130,384)
Adjustments to reconcile net loss to net cash used by operating activities
Shares issued for services	14,766	-
Stock based compensation - options	46,910	-
Changes in operating assets and liabilities:
Other current assets	13,596	1,259
Other non-current assets	(12,777)	-
Accounts payable and accrued liabilities	293,030	56,986
Accrued interest, related parties	-	15,732
Net cash used by operating activities	(636,313)	(56,407)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for mining interest	(12,000)	(12,000)
Payments for collateral for reclamation bond	(100,000)	-
Net cash used by investing activities	(112,000)	(12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note payable, related parties	-	68,000
Proceeds from exercise of warrants	782,849	-
Net cash provided by financing activities	782,849	68,000
Net increase (decrease) in cash and cash equivalents	34,536	(407)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,931,209	11,374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,965,745	$10,967

The accompanying notes are an integral part of these unaudited condensed financial statements.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2026

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods reported. The condensed balance sheet at  April 30, 2026 was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. Operating results for the three month period ended  July 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2027.

These unaudited condensed interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2026 filed with the Securities and Exchange Commission on July 22, 2026.

The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements.

Going Concern

As shown in the accompanying balance sheet as of July 31, 2026, the Company had an accumulated deficit of $14,931,613, working capital of $1,751,729, no outstanding debt, and cash on hand of $1,965,745. Based on management's evaluation of these facts, and giving effect to the equity raise and debt extinguishment completed on February 26, 2026, management has concluded that it is probable that the Company has sufficient liquidity to meet its obligations as they become due within one year after the date these financial statements are issued.

To the extent the Company receives additional proceeds from warrant exercises or sale of its common stock, it may expand its drilling program and accelerate spending in areas expected to provide the most benefit in preparing for production in the near term.

Financial Instruments

The Company's financial instruments as of July 31, 2026 and April 30, 2026 include cash and cash equivalents and reclamation bonds.

Cash and cash equivalents and reclamation bonds are accounted for on a cost basis, which, due to the short maturity of these financial instruments, approximates fair value at July 31, 2026 and April 30, 2026.

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine the impact on its financial statements and disclosures.

Accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Reclassifications

Certain reclassifications have been made to the prior period financial statements in order to conform to the current presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

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

The outstanding securities on July 31, 2026 and 2025 that could have a dilutive effect are as follows:

	July 31, 2026	July 31, 2025
Stock options	9,900,000	2,500,000
Convertible promissory notes and accrued interest, related parties	-	32,198,382
Warrants	36,187,512	2,000,000
Total possible dilution	46,087,512	36,698,382

For the three months ended  July 31, 2026 and 2025, respectively, the effect of the Company’s outstanding stock options, convertible promissory notes and accrued interest, related parties and warrants would have been anti-dilutive and so are excluded in the calculation of diluted EPS.

NOTE 4 –MINING INTEREST

The following is a summary of the Company’s mining interest on  July 31, 2026 and April 30, 2026.

	July 31, 2026	April 30, 2026
Mining interest - Longstreet	626,167	614,167
Total	$626,167	$614,167

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

In addition, the Company is obligated, pursuant to the Longstreet Agreement, as amended, to pay an annual advance royalty payment of $12,000 related to the Clifford claims. For the three months ended  July 31, 2026 and 2025, respectively, the Company paid the annual $12,000 advance royalty on the Longstreet Property.

At July 31, 2026 and April 30, 2026, the Company has reclamation bonds of $189,400 and $89,400, respectively, with the United States Department of Agriculture-Forest Service as collateral on the Longstreet Property. As of June 12, 2026, the Company provided $100,000 to the BLM in the form of a second reclamation bond of to conduct exploration in the Longstreet Exploration Project. The bonds are collateral on reclamation of planned drilling activities on the Longstreet Property and are refundable subject to the Company completing defined reclamation actions upon completion of drilling.

NOTE 5 –OTHER ASSETS

	July 31, 2026	April 30, 2026
Prepaid insurance	18,106	38,369
Deferred offering costs	178,593	178,593
Option on water rights agreement	19,444	-
Total other assets	216,143	216,962
Less: other current assets	(203,366)	(216,962)
Total other assets – non-current	$12,777	$-

On July 10, 2026, the Company signed an option and lease of water rights for the Longstreet property.  For a payment of $20,000 the contract provides Star Gold a three-year option to commence the lease of water rights pending the completion of permitting at the site.  If mine operating permits are not obtained within three years, the Company may continue the option agreement annually for up to three additional years for $30,000 per year.  The lease of water rights is for ten years commencing on the date from which the first ore is placed on the leach pad.  The Company has the option to extend the lease for a total of thirty consecutive years.  The $20,000 payment has been deferred and is being amortized on a straight-line basis over the three year option period.

NOTE 6– RELATED PARTY TRANSACTIONS

For the three month ended July 31, 2026 and three months ended July 31, 2025, the Company recognized interest expense, related parties of $nil and $15,734, respectively. For most of the year ended April 30, 2026, the Company had outstanding promissory notes due to related parties.  On February 26, 2026, all outstanding notes and related accrued interest were settled resulting in no outstanding balances at July 31, 2026 or April 30, 2026.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

During the three month ended July 31, 2026, the Company incurred $50,287 in fees for the services of its Chief Financial Officer, Gerry Pascale, which were provided through SeatonHill Partners, LP, of which Mr. Pascale is a CFO Partner. For the three months ended July 31, 2025, the Company incurred $7,500 in fees for the services of its former CFO. These fees are included in management and administrative fees in the statements of operations. As of July 31, 2026, $6,988 payable to SeatonHill Partners, LP remained outstanding and is included in accounts payable and accrued liabilities on the balance sheet. As of April 30, 2026, $11,850 payable to SeatonHill Partners LP remained outstanding and included in accounts payable and accrued liabilities on the balance sheet.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the three months ended July 31, 2026, the Company issued 9,785,613 shares of common stock upon the exercise of warrants for total proceeds of $782,849. During the same period, the Company issued 210,937 shares of common stock for investor relations and advisory services. During the three months ended July 31, 2025, the Company issued no shares of common stock.

Warrants

The following is a summary of the Company’s warrants activity:

		Weighted Average
	All warrants	Exercise Price
Balance outstanding at April 30, 2026	45,973,125	$0.08
Issued	-
Exercised for cash	(9,785,613)	(0.08)
Balance outstanding at July 31, 2026	36,187,512	$0.08

All warrants outstanding at July 31, 2026 expire on February 26, 2027. No warrants were issued, exercised, expired or forfeited during the three months ended July 31, 2025.

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

The Company had no outstanding options at April 30, 2026.    On June 12, 2026, the Company issued 9,900,000 options to purchase common shares with an exercise price of $0.18 to the management team.  The options vest every six months for three years and have a term of 5 years.

The fair value of the stock options on the date of grant was $1,049,023 which will be expensed ratably over the vesting period.   For the three months ended July 31, 2026 and July 31, 2025, the Company recognized $46,910 and $nil, respectively, for compensation expense related to stock options which is included in Management and administrative expenses on the statement of operations.

The following ranges of assumptions were used in the Black Scholes option pricing model calculation of the fair value of the option granted during the three months ended July 31, 2026:

Weighted Average Grant Date Assumptions	Three months ended July 31, 2026
Expected term (in years)	2.75	-	4.00
Risk-free interest rate	4.11	-	4.20%
Expected dividend yield		-
Expected volatility			81.56%
Fair value per option			$0.106

Expected term – The expected term represents the period of time that options are expected to be outstanding.  As the Company does not have sufficient historical exercise behavior, it uses the simplified method as defined in Staff Accounting Bulletin Topic 14 for the expected term assumption.

Risk-free interest rate – The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of the grant with an equivalent term approximating the expected term of the options.

Expected dividend yield – The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Expected volatility – The expected volatility is based on the average historical volatility of a peer group of comparable public companies because the Company's shares are thinly traded and its own historical volatility is not considered representative.

At July 31, 2026, none of the outstanding options have vested and $1,002,113 of unvested compensation will be recognized over the next 2.9 years. The aggregate intrinsic value of outstanding options at July 31, 2026, was $nil.

During the three months ended July 31, 2025, no options were issued, exercised, expired or forfeited under the Stock Option Plan.

STAR GOLD CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8– SUBSEQUENT EVENTS

On August 10, 2026, the Company issued 1,500,000 warrants for common stock for services. The warrants have an exercise price of $0.14 and vest in three equal tranches of 500,000 warrant shares each vesting on October 1, 2026, July 31, 2028 and January 31, 2029.

On August 14, 2026, the Company issued 300,000 shares of common stock for marketing services provided.

On August 26, 2026, the Company issued 312,500 shares of common stock for the exercise of warrants at $0.08 per share and received $25,000 cash.

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

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Star Gold,” and the “Company”, mean Star Gold Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated. Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2026. The following statements may be forward-looking in nature and actual results may differ materially.

Corporate Background

The Company was originally incorporated on December 8, 2006, under the laws of the State of Nevada as Elan Development, Inc. On April 25, 2008, the name of the Company was changed to Star Gold Corp. Star Gold Corp. is an exploration stage company engaged in the acquisition and exploration of precious metal deposit properties and advancing them toward production. The Company is engaged in the business of exploring, evaluating and acquiring mineral prospects with the potential for economic deposits of precious and base metals to ultimately bring these deposits to production.

Star Gold Corp. originally leased with an option to acquire certain unpatented mining claims located in the State of Nevada which in part make up what we refer to as the “Longstreet Property” (or the “Longstreet Project”). The Longstreet Property in its entirety comprises 142 mineral claims.  The Longstreet Property covers a total area of approximately 2,500 acres (1,012 ha). The Longstreet Project is moving towards final permitting to begin production.

The Company has no patents, licenses, franchises or concessions which are considered by the Company to be of importance. The business is not of a seasonal nature. Because minerals are traded in the open market, the Company has little to no control over the competitive conditions in the industry.

Overview of Mineral Exploration and Current Operations

Star Gold Corp. is an exploration stage mineral company with currently no producing mines, but the Company is working to bring its Longstreet Project into production. The Company acquires properties which it believes have potential to host economic concentrations of minerals, particularly gold and silver. These acquisitions have and may take the form of unpatented mining claims on federal land, or leasing claims, or private property owned by others. An unpatented mining claim is an interest, that can be acquired, in the mineral rights on open lands of the federally owned public domain. Claims are staked in accordance with the Mining Law of 1872, recorded with the federal government pursuant to laws and regulations established by the Bureau of Land Management. The Company intends to work to bring Longstreet to productions and remain in the business of exploring for mining properties that have the potential to produce gold, silver, base metals and other commodities.

The Company has performed basic geological work to identify specific drill targets on the properties, and then collect subsurface samples by drilling to confirm the presence of mineralization (the presence of economic minerals in a specific area or geological formation). The Company may enter joint venture agreements with other companies to fund further exploration and/or development work. It is the Company’s plan to focus on bringing Longstreet to production and drill out the other targets on their property like; North, red Knob and Cyprus Ridge. The Company will also look for other prospects, which means properties that have been previously identified by third parties, (including prior owners and/or exploration companies), as mineral prospects with potential for economic mineralization. Often these properties have been sampled, mapped and sometimes drilled, usually with indefinite results. Accordingly, such acquired projects will have either prior exploration history or will have strong similarity to a recognized geologic ore deposit model. Geographic emphasis will be placed on the western United States.

The Company owns 137 claims and leases 5 Claims from Clifford. The Company shall pay a 3% Net Smelter Royalty (“NSR”) within thirty (30) days following the end of the calendar quarter under which the Company receives Net Smelter Returns. To date, the Company has not received Net Smelter Returns. Third parties to which NSR payments would be made are as follows:

Property name	Longstreet
Third parties	Great Basin Resources, Inc. and Clifford
Number of claims	142 (1)(2)(3)(4)
Acres (approx.)	2,500
Agreements/Royalties
Royalties	3% Net Smelter Royalty (“NSR”) ”) – The Company holds an option to purchase 50% of NSR for $1,750,000.
Annual advance royalty payment	$12,000

(1)

Great Basin Resources, Inc. (“Great Basin”) took assignment from MinQuest, Inc., of the 142 total claims controlled by the Company (Note 4 of the financial statements) of which 137 are owned by the Company and 5 of which are owned by Roy Clifford et al (also Note 4) and leased to and managed by the Company.

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

Office and Other Facilities

Star Gold Corp. currently maintains its administrative offices at 174 E Neider Ave. #222, Coeur d’Alene, ID 83815. The telephone number is (208) 664-5066. Star Gold Corp. does not currently own title to any real property.

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

SELECTED FINANCIAL DATA.

	Three months ended
	July 31, 2026	July 31, 2025
Revenues	$-	$-
Total operating expenses	999,404	114,650
Loss from operations	(999,404)	(114,650)
Other income (expense)	7,566	(15,734)
NET LOSS	$(991,838)	$(130,384)

Weighted average shares of common stock (basic and diluted)	196,205,897	97,290,810

Income (loss) per share (basic and diluted)	$(0.01)	$Nil

BALANCE SHEET INFORMATION

	July 31, 2026	April 30, 2026
Working capital	$1,751,729	$2,023,819
Total assets	2,997,455	2,851,738
Accumulated deficit	14,931,613	13,939,775
Stockholders’ equity	2,580,073	2,727,386

PLAN OF OPERATION

The Company maintains a corporate office in Coeur d’Alene, Idaho. This is the primary administrative office for the Company and is utilized by Board Chairman Lindsay Gorrill.

The Company received BLM Approval (June 17th, 2026) for exploration and also received approval (May 21st, 2026) of its plan of operation from the Forest Service to advance the development program at the Longstreet Gold Project.  These approvals allow for the required Hydrology and Water-Resource Assessment, Geology and Resource assessment and Geotechnical testing required to complete work in order to file an EIS or EA to move the Longstreet Project to production.

For the fiscal year ending April 30, 2027, the Company plans to commence the following activities as it prepares to draft its Environmental Impact Statement (“EIS”) on the Longstreet Project:

Hydrology Drilling – 2 to 4 holes expected to be sufficient:

Geochemical analysis – design of program for submission to State of Nevada involves some core drilling;

Plan of Operations Development (Mine Plan, Civil Engineering Design)

Assuming the results of the above-referenced activities are favorable, the Company intends to proceed to the preparation of an EIS or EA and plan of operation for the Longstreet project (the “Longstreet Plan”). The eventual objective of the EIS or EA and Longstreet Plan is the issuance, by each respective governing agency, of the necessary mine permits to authorize the construction of, and ongoing operations at, an open pit/heap leach mine at the Longstreet Property.

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

RESULTS OF OPERATIONS

	For the three months ended
	July 31, 2026	July 31, 2025	$ Change	Pct. Change

Mineral exploration expense	$78,343	$30,866	$47,477	154%
Pre-development expense	469,683	13,989	455,694	3,258%
Professional fees	97,957	42,366	55,591	131%
Management and administrative	353,421	27,429	325,992	1,189%
Interest expense, related parties	-	15,734	(15,734)	(100)%
Interest (income)	(7,566)	-	(7,566)	n/a
Total	$991,838	$130,384	$861,454	661%

The increase in expenses relate to the Company moving forward on the permitting of its Longstreet Property which as of July 31, 2025, had been dormant for the last 4 years.

The Company earned no operating revenue in 2026 or 2025 and does not anticipate earning any operating revenues in the near future. Star Gold Corp. is an exploration stage company.

The Company will continue to focus its capital and resources toward permitting activities at its Longstreet Property.

Total net loss for the three months ended July 31, 2026 of $ 991,838 increased by $861,454 from the total net loss for the three months ended July 31, 2025 of $130,384. This increase in net loss is due to the Company working diligently through the permitting process and managing the organization to support these added responsibilities and future plans for the three months ended July 31, 2026, while the Company was dormant for the three months ended July 31, 2025.

Mineral exploration expense

	For the three months ended
	July 31, 2026	July 31, 2025	$ Change	Pct. Change
Claims expense	32,921	30,866	2,055	7%
Mining and exploration expenses	45,422	-	45,422	n/a
Total mineral exploration expense	$78,343	$30,866	$47,477	154%

Mineral exploration expense for the three months ended July 31, 2026 of $78,343 increased $47,477 from the three months ended July, 31, 2025 mineral exploration expense of $30,866.  The $2,055 increase in claims expense for the three months ended July 31, 2026 was due to increased legal fees to transfer the claims into the Star Gold name. The increase of $45,422 of mining and exploration expense for the three months ended July 31, 2026 was due to drilling and fieldwork costs and technical consultant fees related to the development of its Plan of Operation and permitting process as the Company works to get the final approvals to bring the Longstreet Project into production.

Pre-development expense

	For the three months ended
	July 31, 2026	July 31, 2025	$ Change	Pct. Change
Environmental and permitting expenses	218,511	-	218,511	n/a
Exploration and engineering expenses	251,172	13,989	237,183	1,696%
Total pre-development expense	$469,683	$13,989	$455,694	3,258%

Pre-development expense for the three months ended July 31, 2026 of $469,683 increased $455,694 from the three months ended July, 31, 2025 pre-development expense of $13,989. This increase in pre-development expenses was due to the Company working toward permitting approval and developing its plan of operation.  The $218,511 increase in environmental and permitting expense for the three months ended July 31, 2026 was largely due to the beginning of hydrology work and required technical consultants to augment the Company’s staff at the Longstreet property. The increase of $237,183 of engineering expenses for the three months ended July 31, 2026 was due to an increase in engineering and permitting services, access road upgrades and exploration operations to gather the information to file the necessary permits to move the Longstreet Project toward production.

Professional fees

	For the three months ended
	July 31, 2026	July 31, 2025	$ Change	Pct. Change
Audit and accounting	$38,724	$25,000	$13,724	55%
Legal fees	44,784	3,914	40,870	1,044%
Public company expense	14,449	13,452	997	7%
Total professional fees	$97,957	$42,366	$55,591	131%

There are no pending legal issues or contingencies as of July 31, 2026.

Legal fees of $44,784 for the three months ended July 31, 2026 increased by $40,870 compared to the three months ended July 31, 2025 expense of $3,914. The increase in total legal fees is mainly due to increased expenses as the Company prepares to ramp up the permitting process and grow its investor base.

Management and administrative expense

	For the three months ended
	July 31, 2026	July 31, 2025	$ Change	Pct. Change
General administrative and insurance	$187,248	$19,245	$168,003	873%
Management fees and payroll	149,259	7,500	141,759	1,890%
Office and computer expense	2,786	684	2,102	307%
Travel expense	14,128	-	14,128	n/a
Total	$353,421	$27,429	$325,992	1,189%

Management and administrative expenses of $353,421 for the three months ended July 31, 2026 increased by $325,992, or 1,189%, compared to the three months ended July 31, 2025 expense of $27,429. General administrative and insurance expenses increased by $168,003, or 873% to $187,248 for the three months ended July 31, 2026, compared to $19,245 for the three months ended July 31, 2025. Management fees and payroll expenses increased by $141,759, or 1,890% to $149,259 for the three months ended July 31, 2026, compared to $7,500 for the three months ended July 31, 2025. During the three months ended July 31, 2025, the Company was still mainly dormant. During the three months ended Jully 31, 2026, the Company was actively working through the permitting process for its Longstreet property and securing the necessary funds to meet this goal. The increase in general administrative and insurance costs was mainly due to D&O insurance and additional marketing costs. The increase in management fees and payroll was due to additional consulting fees and compensation expense to manage this growth and change in the Company’s operations.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

	July 31, 2026	April 30, 2026
Current assets	$2,169,111	$2,148,171
Current liabilities	417,382	124,352
Working capital	$1,751,729	$2,023,819

CASH FLOWS

	Three months ended
	July 31, 2026	July 31, 2025
Cash flow used by operating activities	$(636,313)	$(56,407)
Cash flow used by investing activities	(112,000)	(12,000)
Cash flow provided by financing activities	782,849	68,000
Net increase (decrease) in cash during period	$34,536	$(407)

As of July 31, 2026, the Company had cash on hand of $1,965,745. Since inception, the sole source of financing has been sales of the Company’s debt, sale of shares and exercise of warrants. During the year ended April 30, 2026, the Company raised $2,984,000 through the issuance of equity and extinguished $671,450 of existing promissory and convertible promissory notes. During the three months ended July 31, 2026, the Company received cash of $782,849 through the exercise of warrants.

As shown in the accompanying balance sheet as of July 31, 2026, the Company had an accumulated deficit of $14,931,613, working capital of $1,751,729, no outstanding debt, and cash on hand of $1,965,745. Based on management's evaluation of these facts, and giving effect to the equity raise and debt extinguishment described above, management has concluded that it is probable that the Company has sufficient liquidity to meet its obligations as they become due within one year after the date these financial statements are issued.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K for the year ended April 30, 2026 which was filed with the SEC on July 22, 2026.

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES.

During the three months ended July 31, 2026, the Company sold no shares of common stock and 9,785,613 common shares were issued upon the exercise of warrants for net proceeds of $782,849.

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

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated June 22, 2004 between Guy R. Delorme and Star Gold Corp.(1)

10.2	Declaration of Trust executed by Guy R. Delorme.(1)

10.3	Property Option Agreement dated January 15, 2010 between Minquest, Inc., and Star Gold Corp.(3)

10.4	Amendment to Longstreet Property Option Agreement dated December 10, 2014 between Minquest, Inc. and Star Gold Corp.(3)

10.5	Amendment to Longstreet Property Option Agreement dated January 5, 2016 between Minquest, Inc. and Star Gold Corp.(3)

10.6	Option and Lease of Water Rights Agreement dated January 19, 2017 between Stone Cabin Company, LLC and Star Gold Corp.(3)

10.7	Option and Lease of Water Rights Agreement dated August 21, 2017 between High Test Hay, LLC and Star Gold Corp.(4)

10.8	Option and Lease of Water Rights Agreement dated July 10, 2026 between High Test Hay, LLC and Star Gold Corp.

10.9	2019 Amendment to Longstreet Property Option Agreement(5)

14.1	Code of Ethics.(2)

31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Shareholder Letter January 23, 2017(7)

99.2	Shareholder Letter March 20, 2018(8)

99.3	Longstreet Property Press Release August 14, 2019(5)

99.4	Shareholder Letter September 10, 2019(9)

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Filed with the SEC as an exhibit to the Company’s Registration Statement on Form SB-2 originally filed on June 14, 2007, as amended.
(2)	Filed with the SEC on February 02, 2012, as an exhibit to Form 8-K.
(3)	Filed with the SEC, on July 22, 2019, as an exhibit to Form 10-K.
(4)	Filed with the SEC, on August 25, 2017, as an exhibit to Form 8-K.
(5)	Filed with the SEC, on August 14, 2019, as an exhibit to Form 8-K.
(6)	Filed with the SEC, on May 6, 2021, as an exhibit to Form 8-K.
(7)	Filed with the SEC, on January 25, 2017, as an exhibit to Form 8-K.
(8)	Filed with the SEC, on March 21, 2018, as an exhibit to Form 8-K.
(9)	Filed with the SEC, on September 11, 2019, as an exhibit to Form 8-K.
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

STAR GOLD CORP.

Date:	September 14, 2026	By:	/s/ Gerard Pascale
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	September 14, 2026		/s/ LINDSAY E. GORRILL
		By:	Lindsay E. Gorrill
Chief Executive Officer